Form 10QSB
period 2000-06-30
MOJAVE SOUTHERN INC
filed 2000-08-21
CIK 1071941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-31249


                              MOJAVE SOUTHERN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Nevada                                        88-0331369
   (State of Organization)                  (I.R.S. Employer Identification No.)

            2949 East Desert Inn Road, Suite 1d, Las Vegas, NV 89121
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (702) 451-2029

       Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [  ]


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $__________.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

         525,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1.  Financial Statements

       Independent Auditor's Report dated August 14, 2000

       Financial Statements

               Balance Sheet
               Statement of Operations
               Statement of Stockholders' Equity
               Statement of Cash Flows
               Notes to Financial Statements

                                MARK SHERMAN, CPA
                               7601 MOORING AVENUE
                               LAS VEGAS, NV 89129
                                 (702) 645-0808

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas,  Nevada


              I have audited the accompanying balance sheet of Mojave Southern, Inc., and subsidiary as of June 30, 2000; and the related statement of operations, stockholders' equity and cash flows for the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

              I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

              In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at June 30, 2000; and the results of operations and their cash flows for the three months ended June 30, 2000 in conformity with generally accepted accounting principles.


       /s/
       Mark S. Sherman
       August 14, 2000

                              MOJAVE SOUTHERN, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS

CURRENT ASSETS
               Cash                                                $  256.00
               Accounts Receivable                                 $  40,000
               Marketable Securities (Note 2)                      $   4,152
                                                                   ---------
               TOTAL CURRENT ASSETS                                $  44,408

OTHER ASSETS
               Investment in Netta's Salon (Note 4)                $  65,950
               Refundable Deposits                                 $   3,300
               Goodwill (Note 5)                                   $  26,212
                                                                   ---------
               TOTAL OTHER ASSETS                                  $  95,462
                                                                   ---------
                      TOTAL ASSETS                                 $ 139,870
                                                                   ---------
                                                                   ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts Payable                                    $  82,123
               Other Current Liabilities                           $  40,268
                                                                   ---------
               TOTAL CURRENT LIABILITIES                           $ 122,391

STOCKHOLDERS' EQUITY
                Common Stock, $.001 par value
                authorized 50,000,000 shares;
                issued and outstanding at
                June 30, 2000
                525,000 shares                                     $     525

                Additional Paid in Capital                         $ 114,669

                Retained Earnings (Deficit)                        ($ 97,715)
                                                                   ---------
                TOTAL STOCKHOLDERS' EQUITY                         $  17,479
                                                                   ---------
                      TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                         $ 139,870
                                                                   ---------

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF OPERATIONS
                        January 1, 2000 to March 31, 2000

                          January 1, 2000     December 30, 1994
                                to               (Inception)
                           June 30, 2000      to June 30, 2000
INCOME
Revenue                      $       0           $       0
                             ---------           ---------
TOTAL INCOME                 $       0           $       0

EXPENSES

General and
     Administrative          $   6,963           $  97,715
                             ---------           ---------

TOTAL EXPENSES               $   6,963           $  97,715
                             ---------           ---------
NET PROFIT (LOSS)            ($  6,963)          ($ 97,716)
                             ---------           ---------
                             ---------           ---------


NET PROFIT (LOSS)
PER SHARE                    ($ 0.0133)          ($ 0.1861)
                             ---------           ---------
                             ---------           ---------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING              525,000             525,000
                             ---------           ---------
                             ---------           ---------

                              MOJAVE SOUTHERN, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 2000

                                  Common Stock

                                                                                 (Deficit)
                                                                                Accumulated
                                     Number                       Additional      During
                                       Of                          Paid In      Development
                                     Shares         Amount         Capital         Stage
                                   ---------       ---------      ----------    -----------
January 10, 1995
issued for cash                       50,000       $      50      $   3,542
Net (Loss) 12-30-94
(inception) to 12-31-95                                                          ($     80)
                                   ---------       ---------      ---------      ---------
Balance, Dec. 31, 1995                50,000       $      50      $   3,542            (80)

Net (Loss), 12-31-96                                                             ($  3,307)
                                   ---------       ---------      ---------      ---------
Balance, Dec. 31, 1996                50,000       $      50      $   3,542      ($  3,387)

Net (Loss), 12-31-97                                                             ($    209)
                                   ---------       ---------      ---------      ---------
Balance Dec. 31, 1997                 50,000       $      50      $   3,542      ($  3,596)

April 4, 1998 issued
for cash and stock                   125,000       $     125      $  11,527

April 4, 1998 cancel                  50,000       $      50

October 2, 1998
issued for cash                      200,000       $     200      $  49,800

Net (Loss), 12-31-98                                                             ($ 66,306)
Net (Loss), 12-31-99                                                             ($ 20,850)
                                   ---------       ---------      ---------      ---------
Balance
    December 31, 1999                325,000       $     325      $  64,869      ($ 90,752)

    February 29, 2000 issued
    For 100% of stock of
    Norden Associates, Inc.          200,000       $     200      $  49,800

    Net (Loss), June 30, 2000                                                       (6,963)

    Balance June 30, 2000            525,000       $     525      $ 114,869      ($ 97,715)

                              MOJAVE SOUTHERN, INC
                             STATEMENT OF CASH FLOWS

                                    Jan. 1, 2000         Dec. 30, 1994
                                         to               (inception)
                                    Jun. 30, 2000        Jun. 30, 2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income(Loss)                      ($  6,963)          ($ 97,715)

Goodwill Amortization                 $     220           $     220
Accounts Receivable Increase          $       0           ($ 40,000)
Investment in Netta's Salon           ($ 65,950)          ($ 65,950)
Refundable Deposits                   ($  3,300)          ($  3,300)
Goodwill                              ($ 26,432)            (26,432)
Accounts Payable Increase                52,168           $ 122,391

CASH FLOWS FROM
FROM OPERATING ACTIVITIES             ($ 50,259)          ($110,786)

CASH FLOWS FROM
INVESTING ACTIVITIES

Issue Common Stock                    $     220           $     525
Additional Paid In Capital            $  49,800           $ 110,517

CASH FLOWS FROM
INVESTING ACTIVITIES                  $  50,000           $ 111,042

Net Increase
(decrease) in Cash                    ($    257)          $     256

Cash
Beginning of Period                   $     513           $       0

Cash
June 30, 2000                         $     256           $     256

                              MOJAVE SOUTHERN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

              The Company was incorporated on December 30, 1994 under the Laws of the State of Nevada. The Company was organized to engage in any lawful activity.

       The Company's accounting policies and procedures are as follows:

       A) The Company uses the accrual method of accounting.

       B) Earnings per share are computed using the weighted average number of shares of common stock outstanding.

       C) The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - MARKETABLE SECURITIES

       Marketable securities represent 4,286 shares of the stock of Centenary International Corp. (RRRI) at the bid price of $0.09688 per share as shown on the OTC Electronic Bulletin Board market at September 30, 1999. The RRRI stock was acquired on April 4, 1998, in exchange for the issuance of 125,000 shares of Mojave Southern, Inc., stock in addition to $7,500 in cash.

NOTE 3 - INVESTMENT IN NORDEN ASSOCIATES, INC.

       On February 29, 2000, the Company purchased 100% of the common stock of Norden Associates, Inc., d/b/a Netta's Salon, a company with an established source of revenue, in exchange for 200,000 shares of Mojave Southern, Inc.'s restricted common stock $0.01 par value. For purposes of the transaction, Mojave Southern, Inc.'s shares were valued at $0.25 per share.

NOTE 4 - INVESTMENT IN NETTA'S SALON

       On May 12, 1999, Norden Associates, Inc., purchased "Bella Dona Hair and Nails," a personal care salon for $22,000 in cash. Norden has continued this business by doing business under the name of Netta's Salon. The following audited information of Netta's Salon is selected financial information at June 30, 2000 and December 31, 1999:

                                        June            December
                                      30, 2000          31, 1999
                                     ASSETS

Current Assets                         $ 2,611          $ 1,300
Fixed Assets                           $ 9,764          $ 9,764
Other Assets                           $17,474          $17,474

Total Assets                           $29,849          $28,538

                         LIABILITIES AND OWNERS EQUITY

Current Liabilities                    $   125          $     0
Owners Equity                          $29,724          $28,538

Total                                  $29,849          $28,538

       Revenues and net income (loss) for the period ended June 30, 2000, and year ended December 31, 1999, are as follows:

                             June             December
                           30, 2000           31, 1999
Revenues                   $ 20,193           $27,880

Net Income (loss)          ($   184)           ($6438)

NOTE 5 - GOODWILL

       The Company records goodwill upon consolidation of its wholly owned subsidiary Norden Associates, Inc.

NOTE 6 - COMMON STOCK

       On April 4, 1998, the Company canceled 50,000 shares of stock originally issued on January 10, 1995. On the same date, the Company issued 125,000 shares of stock for $7,500 cash and 4,285 shares of R & R Resources, Inc., equaling $7,5000 in total consideration.

       On February 29, 2000, the Company issued 200,000 shares of stock to Norden Associates, Inc.'s sole shareholder.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in the Registration Statement.

Mojave, through Netta's Salon, provides affordable Salon and Day Spa services to under serviced areas in the Las Vegas valley area of Nevada. The Salon and Day Spa industry continues to be a growth industry as more and more women join the work force and thereby gain disposable income. Its growth is due in part to the fact that having your hair, nails and feet groomed and a body massage just feels great. Additionally, television and the motion picture industry continue to show us a thinner more vibrant picture of health and beauty that some may wish to aspire to, and, where Las Vegas residents, domiciliaries and tourists are concerned, there is always the "Show Girl" or "Dancer" image of youth that must be maintained. Netta's Salon was formed to focus on the exploitation of these public wants, needs, and perceptions, with the goal of becoming leading independent provider of Salon and Day Spa services in the Las Vegas area.

Mojave specializes in offering Hair Care, Manicure, Masseuse, Esthetician, Henna, Permanent Eye Makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the Salon's local community.

In addition, with the rapid penetration of tourists and new residents into Las Vegas, it has become increasingly difficult to make a Salon or Day Spa appointment at the existing facilities, which are primarily resort based, on short notice. This almost full capacity has created a market niche for non-hotel based Salon and Day Spa service providers in the Las Vegas valley area who aim to service locals and/or tourists.

Mojave has positioned itself in a location away from the hustle and bustle of the famed Las Vegas Strip. As such, Mojave's pricing structure for cost items such as rent, parking, and other realty services is more modest than near the Strip. These cost relief's are passed on to the consumer in the form of lower prices for the Company's Salon and Day Spa services.

Mojave's mission is to provide Salon and Day Spa services, away from the hustle and bustle of the Las Vegas Strip, at affordable pricing, rendering its customers with the preeminent service and pampering that Salon and Day Spa consumers envision as their expected experience.

Mojave offers Salon and Day Spa services that answer the unfilled needs of consumers who prefer to buy their leisure time service purchases within a local area close to home, and to Las Vegas Resort goers who are unable to book an appointment at a Resort's Salon and Spa. Mojave's services answer the consumers want for most, if not all of the services associated with a major hotel or chain Salon and Day Spa, at prices less than those commanded by Resort based service providers. Mojave's management team and service providers have significant experience in providing Salon and Day Spa services in the Las Vegas Valley area.

PRICING AND VALUE

Mojave's pricing policy reflects the savings associated with a non-Strip location, away from the higher priced tourist geared similar service providers. These savings, when passed on to the consumer, allow the consumer to receive local Salon and Day Spa services at prices ranging from 12% to 15% below Resort Based providers. This pricing strategy is designed to attract new clients while, at the same time, offering singularly superlative Salon and Day Spa services and products.

MARKET OVERVIEW AND SIZE

The Las Vegas/Henderson area of Nevada has been either the top one or two growth cities in the United States, in terms of population added, for the last decade. Further, Las Vegas, Nevada has been and remains one of the top vacation and convention centers in the world. Currently, no significant alteration to the forgoing is in sight.

Mojave is a specialty service provider and retailer of Salon and Day Spa services and products. Mojave believes that the growth potential of a specialty service provided and retailer is dependant upon three primary factors: (1) the size of the market for services and products; (2) the market's growth rate; and
(3) the share of the market that can be earned and held through customer satisfaction.

Sales growth is typically driven by gains in market share rather than by overall market growth. The appropriate inquire being, "How does Mojave attract and maintain a customer base? Mojave believes that by targeting under served areas of the greater Las Vegas area for store locations, while at the same time being within a convenient commuting distance from the Las Vegas Strip, there should be a reduction in fixed operating costs for major items such as realty and other services, and thus, increased profitability. Mojave's focus, therefore, is to pass these reductions in operating expenses through to the consumer, while at the same time providing services and products typified by the Resort Based operators.

MARKET SEGMENTS

The Beauty Salon that conducts hair styling and manicure operations as its main business has been the anchor of the Salon business for decades. However, such services are limited in scope. This limitation applies to the "Manicure Only", Pedicure Only", "Massage Only", "Beauty Supply Only", or "Tanning Only", singular use Salons and shops. Today's customer is more demanding in that they are gravitating to "One Stop Shopping" on a more frequent basis.

Mojave's niche is its ability to offer and provide most if not all expected Salon and Day Spa services. Mojave offers Beauty Supply, Hairdressing, Manicurists, Masseuse, Esthetician, Henna, Permanent Eye Makeup and tanning services in its current location and expects to offer identical full service in any and all anticipated locations with a constant eye to the market for changes in wants, needs, and expectations of Salon and Day Spa customers.

CUSTOMER PROFILE

In an article posted by Standard & Poors in its Industry Surveys-Retailing:
Specialty, May 27, 1999, Standard & Poors described the customer Mojave seeks to service as a "Precision Shopper." More than half the American work force is female, which encompass many time pressured working mothers. Shopping, which was considered a recreational activity in the 1980's is now often considered a chore. As a result, convenience and a single "full service" location have become an important part of a consumer's experience. This trend has become so prevalent that it has been dubbed, "Precision Shopping." In addition to the "Precision Shopper," Mojave's customer profile also includes tourists and conventioneers who come to Las Vegas for business and/or pleasure. According to Standard & Poors, Precision Shoppers, if and when satisfied, are loyal to their product and service providers and tend to increase spending on continued visits to their chosen retailer.

COMPETITION

Competition in the Salon and Day Spa business is ever present. Both individual operators and "chain" stores participate within the marketplace. However, few Salon and Day Spa service and product providers offer a complete package of Salon and Day Spa services and products. Mojave, in filling this market niche, offers Beauty Supply, Hairdressing, Manicurists, Masseuse, Esthetician, Henna, Permanent Eye Makeup and tanning services. When you look in the yellow pages under Beauty, you find the by-lines fill up four full pages. That is, hair by -, or nails by -, or hands and feet by -. Further, many limited service Salon's and Spa's fail, in pertinent part, due to lack of diversification in their services. Mojave had concluded that there are many limited service privateers in its competitive geographic are. These limited service privateers, however, do not offer any organized form of competition in the full service Salon and Day Spa arena.

Resort based Salons and Spas do provide significant competition to Mojave. However, due to the ever increasing Las Vegas population and visitors, these Resort based Salons and Spas do not have the capacity to service both residents and tourists. Further, such Resort based Salons and Spas are quite pricey. The services, products, atmosphere and attention to detail provided by Mojave equals that of many competitive Resort based providers, at a substantially decreased cost.

While competition does exist, Mojave believes that it has positioned itself to gain market share by way of its full service offerings and greater affordability.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               Inapplicable/None

ITEM 2.        CHANGES IN SECURITIES

               Inapplicable/None

ITEM 3.        DEFAULTS UPON SENIOR NOTES

               Inapplicable/None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

               Inapplicable/None

ITEM 5.        OTHER INFORMATION

               Inapplicable/None

ITEM 6.        EXHIBITS AND REPORTS OF FORM 8-K

               Inapplicable/None

A.             EXHIBITS

               Exhibit Number               Status        Title
               ---------------              --------      --------
               3(i)                         (*)           Articles of Incorporation
               3(ii)                        (*)           By-laws
               10                           (*)           Material Contracts
               23 [prior]                   (*)           Consents of Experts and
                                                          Counsel
               23 [current]                 (**)          Consents of Experts and
                                                          Counsel
               24                           (**)          Power of Attorney
               27                           (**)          Financial Data Schedule

----------
(*)       Previously provided as an exhibit to the Company's Registration
          Statement

(**)      Provided herewith
----------

B.        REPORTS on FORM 8-K

          Inapplicable/None


                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOJAVE SOUTHERN, INC.,

                                   By:    /s/ VIVIAN NEHLS
                                      ------------------------------------------
                                      Vivian Nehls
                                      Its President

August 16, 2000