Form 10QSB/A
period 2000-06-30
MOJAVE SOUTHERN INC
filed 2000-11-14
CIK 1071941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A

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

Yes [X]              No [ ]


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $_____________.

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



        /s/ Mark S. Sherman
        August 14, 2000

                              MOJAVE SOUTHERN, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
CURRENT ASSETS
               Cash                                                $  256.00
               Accounts Receivable                                 $  40,000
               Marketable Securities (Note 2)                      $   4,152
                                                                   ---------
               TOTAL CURRENT ASSETS                                $  44,408

OTHER ASSETS
               Investment in Netta's Salon (Note 4)                $  77,060
               Refundable Deposits                                 $   3,300
               Goodwill (Note 5)                                   $  33,044
                                                                   ---------
               TOTAL OTHER ASSETS                                  $ 113,404
                                                                   ---------
                      TOTAL ASSETS                                 $ 157,812
                                                                   =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts Payable                                    $  82,123
               Other Current Liabilities                           $  58,268
                                                                   ---------
               TOTAL CURRENT LIABILITIES                           $ 140,391

STOCKHOLDERS' EQUITY
                Common Stock, $.001 par value
                  authorized 50,000,000 shares;
                  issued and outstanding at
                  June 30, 2000
                  525,000 shares                                   $     525

                Additional Paid in Capital                         $ 114,669

                Retained Earnings (Deficit)                        $ (97,773)
                                                                   ---------
                TOTAL STOCKHOLDERS' EQUITY                         $  17,421
                                                                   ---------
                      TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                         $ 157,812
                                                                   ---------

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF OPERATIONS


                                         January 1, 2000     December 30, 1994
                                                to              (Inception)
                                           June 30, 2000      to June 30, 2000
                                         ---------------     -----------------
INCOME
Revenue                                        $       0             $       0
                                               ---------             ---------
TOTAL INCOME                                   $       0             $       0
                                               =========             =========
EXPENSES

General and
     Administrative                            $   7,021             $  97,773
                                               ---------             ---------

TOTAL EXPENSES                                 $   7,021             $  97,773
                                               ---------             ---------
NET PROFIT (LOSS)                              $  (7,021)            $ (97,773)
                                               =========             =========


NET PROFIT (LOSS)
PER SHARE                                      $ (0.0134)            $ (0.1862)
                                               =========             =========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                                525,000               525,000
                                               =========             =========

                              MOJAVE SOUTHERN, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 2000

                                     Common Stock

                                                                              (Deficit)
                                                                              Accumulated
                                    Number                      Additional    During
                                    Of                          Paid In       Development
                                    Shares         Amount       Capital       Stage
                                   --------       --------      ----------    -----------

January 10, 1995
  issued for cash                    50,000       $     50      $  3,542
Net (Loss) 12-30-94
  (inception) to 12-31-95                                                     $    (80)
                                   --------       --------      --------      --------
Balance, Dec. 31, 1995               50,000       $     50      $  3,542           (80)

Net (Loss), 12-31-96                                                          $ (3,307)
                                   --------       --------      --------      --------
Balance, Dec. 31, 1996               50,000       $     50      $  3,542      $ (3,387)

Net (Loss), 12-31-97                                                          $   (209)
                                   --------       --------      --------      --------
Balance Dec. 31, 1997                50,000       $     50      $  3,542      $ (3,596)

April 4, 1998 issued
  for cash and stock                125,000       $    125      $ 11,527

April 4, 1998 cancel                 50,000       $     50

October 2, 1998
  issued for cash                   200,000       $    200      $ 49,800

Net (Loss), 12-31-98                                                          $(66,306)
Net (Loss), 12-31-99                                                          $(20,850)
                                   --------       --------      --------      --------
Balance
    December 31, 1999               325,000       $    325      $ 64,869      $(90,752)

    February 29, 2000 issued
    For 100% of stock of
    Norden Associates, Inc.         200,000       $    200      $ 49,800

    Net (Loss), June 30, 2000                                                   (7,021)

    Balance June 30, 2000           525,000       $    525      $114,869      $(97,773)

                              MOJAVE SOUTHERN, INC
                             STATEMENT OF CASH FLOWS

                                         Jan. 1, 2000       Dec. 30, 1994
                                              to             (inception)
                                         Jun. 30, 2000      Jun. 30, 2000
                                         -------------      -------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Income(Loss)                            $  (7,021)      $ (97,773)

Goodwill Amortization                       $     278       $     278
Accounts Receivable Increase                $       0       $ (40,000)
Investment in Netta's Salon                 $ (77,060)      $ (77,060)
Refundable Deposits                         $  (3,300)      $  (3,300)
Goodwill                                    $ (33,322)        (33,322)
Accounts Payable Increase                   $  70,168       $ 140,391

CASH FLOWS FROM
  FROM OPERATING ACTIVITIES                 $ (50,257)      $(110,786)

CASH FLOWS FROM
  INVESTING ACTIVITIES

Issue Common Stock                          $     200       $     525
Additional Paid In Capital                  $  49,800       $ 110,517

CASH FLOWS FROM
  INVESTING ACTIVITIES                      $  50,000       $ 111,042

Net Increase
  (decrease) in Cash                        $    (257)      $     256

Cash
  Beginning of Period                       $     513       $       0

Cash
  June 30, 2000                             $     256       $     256

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

NOTE 4 - INVESTMENT IN NETTA'S SALON

                On May 12, 1999, Norden Associates, Inc., purchased "Bella Dona Hair and Nails," a personal care salon for $22,000 in cash. Norden has continued this business by doing business under the name of Netta's Salon. The following audited information of Netta's Salon is selected financial information at June 30, 2000 and December 31, 1999:

                                               June         December
                                               30,2000      31,1999
                                               -------      --------
                                     ASSETS
Current Assets                                 $ 2,611      $ 1,300
Fixed Assets                                   $ 9,764      $ 9,764
Other Assets                                   $17,474      $17,474

Total Assets                                   $29,849      $28,538

                          LIABILITIES AND OWNERS EQUITY

Current Liabilities                            $   125      $     0
Owners Equity                                  $29,724      $28,538

Total                                          $29,849      $28,538

        Revenues and net income (loss) for the period ended June 30, 2000, and year ended December 31, 1999, are as follows:

                                               June          December
                                               30,2000       31,1999
                                              --------       --------
   Revenues                                   $ 20,193       $27,830

   Net Income (loss)                          $   (184)       $(6438)

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

                             MOJAVE SOUTHERN, INC.,

                             By:    /s/ VIVIAN NEHLS
                                    ---------------------------------
                                    Vivian Nehls
                                    Its President

November 13, 2000