Form 10QSB
period 2000-09-30
MOJAVE SOUTHERN INC
filed 2000-11-14
CIK 1071941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

                                     PART I

Item 1.  Financial Statements

         Independent Auditor's Report dated November 3, 2000

         Financial Statements

             Balance Sheet
             Statement of Operations
             Statement of Stockholders' Equity
             Statement of Cash Flows
             Notes to Financial Statements

                                MARK SHERMAN, CPA
                               7601 MOORING AVENUE
                               LAS VEGAS, NV 89129
                                 (702) 645-0808

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas,  Nevada

    I have audited the accompanying balance sheet of Mojave Southern, Inc., and subsidiary as of September 30, 2000; and the related statement of operations, stockholders' equity and cash flows for the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

    In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at September 30, 2000; and the results of operations and their cash flows for the nine months ended September 30, 2000 in conformity with generally accepted accounting principles.

/s/
Mark S. Sherman
November 3, 2000

                              MOJAVE SOUTHERN, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS

CURRENT ASSETS
    Cash                                                              $  139.00
    Accounts Receivable                                               $  40,000
    Marketable Securities (Note 2)                                    $   4,152
                                                                      ---------
    TOTAL CURRENT ASSETS                                              $  44,291

OTHER ASSETS
    Investment in Netta's Salon (Note 4)                              $  80,060
    Refundable Deposits                                               $   3,300
    Goodwill (Note 5)                                                 $  32,863
                                                                      ---------
    TOTAL OTHER ASSETS                                                $ 116,223
                                                                      ---------
             TOTAL ASSETS                                             $ 160,514
                                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                  $  84,323
    Other Current Liabilities                                         $  61,268
                                                                      ---------
    TOTAL CURRENT LIABILITIES                                         $ 145,591

STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value authorized 50,000,000 shares;
     issued and outstanding at September 30, 2000
     525,000 shares                                                   $     525

     Additional Paid in Capital                                       $ 114,669

     Retained Earnings (Deficit)                                      ($100,271)
                                                                      ---------
     TOTAL STOCKHOLDERS' EQUITY                                       $  14,923
                                                                      ---------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                     $ 160,514
                                                                      ---------

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF OPERATIONS

                                    January 1, 2000               December 30, 1994
                                           to                         (Inception)
                                   September 30, 2000           to September 30, 2000
                                   ------------------           ---------------------
INCOME
Revenue                                 $       0                     $       0
                                        ---------                     ---------
TOTAL INCOME                            $       0                     $       0

EXPENSES

General and
     Administrative                     $   9,519                     $ 100,271
                                        ---------                     ---------

TOTAL EXPENSES                          $   9,519                     $ 100,271
                                        ---------                     ---------
NET PROFIT (LOSS)                       ($  9,519)                    ($100,271)
                                        =========                     =========
NET PROFIT (LOSS)
PER SHARE                               ($ 0.0181)                    ($ 0.1910)
                                        =========                     =========
AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                         525,000                       525,000
                                        =========                     =========

                              MOJAVE SOUTHERN, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 2000

                                  Common Stock

                                                                                               (Deficit)
                                                                                              Accumulated
                                             Number                         Additional           During
                                               Of                            Paid In          Development
                                             Shares           Amount         Capital             Stage
                                           ---------          ------        ----------        -----------
January 10, 1995
issued for cash                               50,000           $ 50          $  3,542
  Net (Loss) 12-30-94
  (inception) to 12-31-95                                                                      $     (80)
                                           ---------           ----          --------          ---------
Balance, Dec. 31, 1995                        50,000           $ 50          $  3,542                (80)

Net (Loss), 12-31-96                                                                           $  (3,307)
                                           ---------           ----          --------          ---------
Balance, Dec. 31, 1996                        50,000           $ 50          $  3,542          $  (3,387)

Net (Loss), 12-31-97                                                                           $    (209)
                                           ---------           ----          --------          ---------
Balance Dec. 31, 1997                         50,000           $ 50          $  3,542          $  (3,596)

April 4, 1998 issued
for cash and stock                           125,000           $125          $ 11,527

April 4, 1998 cancel                          50,000           $ 50

October 2, 1998
issued for cash                              200,000           $200          $ 49,800

Net (Loss), 12-31-98                                                                           $ (66,306)
Net (Loss), 12-31-99                                                                           $ (20,850)
                                           ---------           ----          --------          ---------
Balance
    December 31, 1999                        325,000           $325          $ 64,869          $ (90,752)

    February 29, 2000 issued
    For 100% of stock of
    Norden Associates, Inc.                  200,000           $200          $ 49,800

   Net (Loss), September 30, 2000                                                                 (9,519)

   Balance September 30, 2000                525,000           $525          $114,869          $(100,271)

                              MOJAVE SOUTHERN, INC
                             STATEMENT OF CASH FLOWS

                                              Jan. 1, 2000        Dec. 30, 1994
                                                   to              (inception)
                                             Sept. 30, 2000       Sept. 30, 2000
                                             --------------       --------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income(Loss)                                $(95,519)             (100,271)

Goodwill Amortization                           $    486             $     486
Accounts Receivable Increase                    $      0             $ (40,000)
Investment in Netta's Salon                     $(80,060)            $ (80,060)
Refundable Deposits                             $ (3,300)            $  (3,300)
Goodwill                                        $(33,349)              (33,349)
Accounts Payable Increase                         75,368             $ 145,591

CASH FLOWS FROM
FROM OPERATING ACTIVITIES                       $(50,370)            $(110,903)

CASH FLOWS FROM
INVESTING ACTIVITIES

Issue Common Stock                              $    200             $     525
Additional Paid In Capital                      $ 49,800             $ 110,517

CASH FLOWS FROM
INVESTING ACTIVITIES                            $ 50,000             $ 111,042

Net Increase
(decrease) in Cash                              $   (374)            $     139

Cash
Beginning of Period                             $    513             $       0

Cash
September 30, 2000                              $    139             $     139

                              MOJAVE SOUTHERN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

NOTE 4 - INVESTMENT IN NETTA'S SALON

    On May 12, 1999, Norden Associates, Inc., purchased "Bella Dona Hair and Nails," a personal care salon for $22,000 in cash. Norden has continued this business by doing business under the name of Netta's Salon. The following audited information of Netta's Salon is selected financial information at June 30, 2000 and December 31, 1999:

                                              September 30,        December 31,
                                                  2000                  1999
                                              -------------        ------------
                                     ASSETS

Current Assets                                  $    967              $  1,300
Fixed Assets                                    $  7,160              $  9,764
Other Assets                                    $ 12,815              $ 17,474

Total Assets                                    $ 20,942              $ 28,538

                         LIABILITIES AND OWNERS EQUITY

Current Liabilities                             $    594              $      0
Owners Equity                                   $ 20,348              $ 28,538

Total                                           $ 20,942              $ 28,538

   Revenues and net income (loss) for the period ended September 30, 2000, and year ended December 31, 1999, are as follows:

                                              September 30,        December 31,
                                                  2000                  1999
                                              -------------        ------------
Revenues                                        $ 24,978              $ 27,830

Net Income (loss)                               $(12,737)             $ (6,438)

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

         Inapplicable/None

ITEM 5.  OTHER INFORMATION

         Inapplicable/None

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

           Inapplicable/None

A.         EXHIBITS

           Exhibit Number         Status            Title
           --------------         ------            -----
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

---------------

(*)  Previously provided as an exhibit to the Company's Registration Statement

(**) Provided herewith

B.         REPORTS on FORM 8-K

           Inapplicable/None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOJAVE SOUTHERN, INC.,

                                        By: /s/ VIVIAN NEHLS
                                            ------------------------------------
                                            Vivian Nehls
                                            Its President

November 13, 2000