Form 10QSB
period 2001-03-31
MOJAVE SOUTHERN INC
filed 2001-05-15
CIK 1071941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                            Commission File Number:

                              Mojave Southern, Inc.
             (Exact name of registrant as specified in its charter)

                 Nevada                                88-0331369
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

2949 E. Desert Inn Road, Suite 1D, Las Vegas, NV          89121
   (Address of principal executive offices)            (Zip Code)


                                 (702) 451-2029
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the

SecuritiesExchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                     525,000




                              MOJAVE SOUTHERN, INC.
                          (A Development Stage Company)


                                Table of Contents

                                                                                 Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                                       3

Balance Sheet March 31, 2000 and December 31, 2000                                 4

Statement of Operations for the Three Months Ending March 31, 2001 and 2000,
and for the Period March 30, 1999 (Inception) to March 31, 2001                    5

Statement of Cash Flows for the Three Months Ending March 31, 2001 and 2000
and for the Period from March 30, 1999 (Inception) to March 31, 2001               6

Notes to Financial Statements                                                      7

Item 2. Management's Discussion and Plan of Operation                              9

PART II - OTHER INFORMATION

Item 6. Exhibits                                                                  10

SIGNATURES                                                                        11

Independent Auditor's Report                                               1

Financial Statements

        Balance Sheet                                                      2

        Statement of Operations                                            3

        Statement of Stockholders' Equity                                  4

        Statement of Cash Flows                                            5

        Notes to Financial Statements                                      6

                                MARK SHERMAN, CPA
                               7601 MOORING AVENUE
                               LAS VEGAS, NV 89129
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

        I have audited the accompanying balance sheet of Mojave Southern, Inc. and subsidiary as of March 31, 2001; and the related statement of operations, stockholders' equity and cash flows for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. The December 31, 1999 financial statements were examined by other auditors whose report dated February 23, 2000, expressed an unqualified opinion on those statements.

        In my opinion, the financials referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at March 31, 2001; and the results of operations and their cash flows for the period ended March 31, 2001 in conformity with generally accepted accounting principles.

/s/ Mark S. Sherman

Mark S. Sherman
May 7, 2001

                              MOJAVE SOUTHERN, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS

CURRENT ASSETS
        Cash                                                       $       5
        ACCOUNTS RECEIVABLE                                           40,000
        Marketable Securities (Note 2)                                 4,152
                                                                   ---------
          TOTAL CURRENT ASSETS                                        44,157
OTHER ASSETS
        Investment in Netta's Salon (Note 4)                       $  81,160
        REFUNDABLE DEPOSITS                                            3,300
        Goodwill (Note 5)                                             32,651
          TOTAL OTHER ASSETS                                         117,111
                                                                   ---------
                                   TOTAL ASSETS                    $ 161,268
                                                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                           $  86,783
        Other Current liabilities                                     62,372
                                                                   ---------
          TOTAL CURRENT LIABILITIES                                $ 149,155

STOCKHOLDERS' EQUITY
        Common Stock, $.001 par value
        Authorized 50,000,000 shares;
        Issued and outstanding at
        December 31, 2000  525,000 shares                          $     525

        Additional Paid In Capital                                 $ 114,669

        Retained Earnings (Deficit)                                ($103,081)
                                                                   ---------

        TOTAL STOCKHOLDERS' EQUITY                                 $  12,113
                                                                   ---------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                $ 161,268
                                                                   =========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF OPERATIONS


                                                            DECEMBER 30, 1994
                                         January 1, 2001       (Inception)
                                              to                to March
                                         March 31, 2001         31, 2001
INCOME
Revenue                                     $       0            $       0
                                            ---------            ---------
TOTAL INCOME                                        0                    0


EXPENSES

General and
        Administrative                      ($  3,098)           $ 103,081


TOTAL EXPENSES                              ($  3,098)           $ 103,081
                                            ---------            ---------
NET PROFIT (LOSS)                           $   3,098            ($103,081)
                                            =========            =========


NET PROFIT (LOSS)
PER SHARE                                   $  0.0059             ($ 0.1963)
                                            =========            =========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                             525,000              525,000
                                            =========            =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MOJAVE SOUTHERN, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2001


                                                  Common Stock
                                      --------------------------------------
                                      Number                       Additional
                                      Of                            Paid In        Retained
                                      Shares        Amount          Capital     Earnings(Deficit)
                                      -------      ---------       ----------   -----------------
JANUARY 10, 1995
Issued for cash                       50,000       $      50       $   3,542
Net (Loss), 12-30-94
(inception) to 12-31-95                                                           ($     80)
                                      ------       ---------       ---------      ----------
Balance Dec. 31, 1995                 50,000       $      50       $   3,542      ($     80)

Net (Loss), 12-30-96                                                              ($  3,307)
Balance Dec. 31, 1996                 50,000       $      50       $   3,542      ($  3,387)
                                      ------       ---------       ---------      ----------
Net (Loss), 12-31-97                                                              ($    209)
Balance Dec. 31, 1997                 50,000       $      50       $   3,542      ($  3,596)

April 4, 1998 issued
For cash and stock                   125,000       $     125       $  11,527
April 4, 1998 cancel

Shares issued in 1995                (50,000)      ($     50)
October 2, 1998
Issued for cash                      200,000       $     200       $  49,800

Net (Loss), 12-31-98                                                              ($ 66,306)
Net (Loss), 12-31-99                                                              ($ 20,850)
                                      ------       ---------       ---------      ----------
Balance Dec. 31, 1999                325,000       $     325       $  64,869      ($ 90,752)

FEBRUARY 29, 2000 ISSUED
FOR 100% OF STOCK OF NORDEN
Associates, Inc. stock               200,000       $     200       $  49,800
Net (Loss), December 31, 2000                                                     ($ 15,427)

Balance December 31, 2000            525,000       $     525       $ 114,669      ($106,179)
Net Income March 31, 2001                                                         $   3,098
                                      ------       ---------       ---------      ----------
Balance March 31, 2001               525,000       $     525       $ 114,669      ($103,081)
                                   =========       =========       =========      =========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF CASH FLOWS


                                                         DECEMBER 30, 1994
                                   January 1, 2001         (Inception)
                                         to                 to March
CASH FLOWS FROM                    March 31, 2001           31, 2001
OPERATING ACTIVITIES

Net Income (Loss)                    $   3,098              ($103,081)

Goodwill Amortization                      165                    837
Accounts Receivable increase         $       0              ($ 40,000)
Investment in Netta's Salon          ($      0)             ($ 81,160)
Refundable deposits                  ($      0)             ($  3,300)
Goodwill                             ($    112)             ($ 33,488)
Accounts Payable (decr)increase      ($  3,179)             $ 149,155

CASH FLOWS FROM
OPERATING  ACTIVITIES                ($     28)             ($111,037)

CASH FLOWS FROM
INVESTING ACTIVITIES

Issue Common Stock                          xx              $     525
Additional Paid In Capital                  xx              $ 110,517

CASH FLOWS FROM
INVESTING ACTIVITIES                        xx              $ 111,042

NET INCREASE
(decrease) in Cash                   ($     28)             $       5

Cash
Beginning of Period                  $      33              $       0

Cash

March 31, 2001                       $       5              $       5
                                     =========              =========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

        The Company was incorporated December 30, 1994 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity.

        The Company's accounting policies and procedures are as follows:

        1.      The Company uses the accrual method of accounting.

        2. Earnings per share are computed using the weighted average number of shares of common stock outstanding.

        3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 -- MARKETABLE SECURITIES

        Marketable securities represent 4,286 shares of stock of Centenary International Corp. (RRRI) at the bid price of $0.9688 per share as shown on the OTC Electronic Bulletin Board market at September 30, 1999. The RRRI stock was acquired on April 4, 1998 in exchange for issuance of 125,000 shares of Mojave Southern, Inc. stock plus $7,500 cash.

NOTE 3 -- INVESTMENT IN NORDEN ASSOCIATES, INC.

        On February 29, 2000 the Company purchased 100% of the common stock of Norden Associates, Inc. dba Netta's Salon, a company with an established source of revenue, in exchange for 200,000 shares of Mojave Southern, Inc.'s restricted common stock $.001 par value. For purposes of the transaction the value of the 200,000 shares of Mojave Southern, Inc. common stock was valued at $0.25 per share.

NOTE 4 -- INVESTMENT IN NETTA'S SALON

        ON MAY 12, 1999 NORDEN ASSOCIATES, INC. PURCHASED "BELLA DONA HAIR AND NAILS", A PERSONAL CARE SALON FOR $22,000 CASH. NORDEN HAS CONTINUED THIS BUSINESS BY DOING BUSINESS UNDER THE NAME NETTA'S SALON. THE FOLLOWING AUDITED INFORMATION OF NETTA'S SALON IS SELECTED FINANCIAL INFORMATION AT MARCH 31, 2001 AND MARCH 31, 2000:


                                        MARCH        MARCH
                                       31, 2001     31, 2000
                                       --------     --------
                       ASSETS
Current assets                          $ 5,708      $ 1,104
Fixed assets                              5,862        9,765
Other assets                             11,066       17,474
                                        -------      -------
                                        $22,636      $28,343
                                        =======      =======

                          LIABILITIES AND OWNERS EQUITY

Current liabilities                                 $20,682      $   105
Owners' equity                                        1,954       28,238
                                                    -------      -------

                                                    $22,636      $28,343
                                                    =======      =======


        Revenues and net income (loss) for the three months ended March 31, 2001 and March 31, 2000 are as follows:

                                                     MARCH          MARCH
                                                   31, 2001       31, 2000
                                                   --------       --------
            Revenues                               $  6,898      $  6,557
                                                   ========       ========
            Net income (loss)                     ($ 15,263)    ($,   371)
                                                   ========       ========

NOTE 5 -- GOODWILL-The Company records goodwill upon consolidation of its wholly owned subsidiary Norden Associates, Inc.

NOTE 6 - COMMON STOCK

        On April 4, 1998 the Company cancelled 50,000 shares of stock originally issued on January 10, 1995. On the same date, the Company issued 125,000 shares of stock for $7,500 cash and 4,286 shares of R & R Resources, Inc. equaling $7,500 total consideration.

        On February 29, 2000 the Company issued 200,000 shares of stock to Norden Associates, Inc. sole shareholder.

              Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Mojave Southern, Inc. (the "Company"), through Netta's Salon, provides affordable salon and Day Spa services to under serviced areas in the Las Vegas Valley area of Nevada. The Salon and Day Spa industry continues to be a growth industry, particularly in southern Nevada. The Company specializes in offering hair care, manicure, massage therapy, esthetician, henna, permanent eye makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the salon's local community.

Results of Operations

The Company has not generated any revenues since inception. The Company has a limited operating history and activities to date have been limited primarily to raising the necessary capital to begin profitable operations.

As of March 31, 2001, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504.

Future Business

Management plans in the following quarter to begin profitable operations through the continued operation of Netta's Salon. It is anticipated that the operation of Netta's Salon will provide sufficient operating capital for the Company to continue as a going concern for the next quarter.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On January 10, 1995, the Company issued 50,000 shares of its $0.001 par value common shares for $3,592.00. On April 4, 1998, the Company issued 125,000 shares of its common stock for cash of $11,652.00. On October 2, 1998, the Company issued 200,000 shares of its common stock for $50,000.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely.





                           PART II - OTHER INFORMATION

                                Item 6. Exhibits

Exhibit      Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

                       (a)Articles of Incorporation of the Company filed December 30, 1994. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the
                       Commission.

                       (b)By-Laws of the Company adopted December 30, 1994. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13        Annual or Quarterly Reports

                       (a) Form 10-QSB for the Quarter ended September 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

                       (b) Form 10-KSB for the Year ended December 31,

                       2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.



                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Mojave Southern, Inc.

                                  (Registrant)




Date: May 14, 2001

By: /s/ Netta Girard
        Netta Girard, Secretary