Form 10QSB
period 2001-06-30
MOJAVE SOUTHERN INC
filed 2001-08-15
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:

Mojave Southern, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0331369 (I.R.S. Employer Identification No.)

2949 E. Desert Inn Road, Suite 1D, Las Vegas, NV (Address of principal executive offices)	89121 (Zip Code)

(702) 451-2029
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   [X]     No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

525,000

MOJAVE SOUTHERN, INC.
(A Development Stage Company)

MARK SHERMAN, CPA
7601 MOORING AVENUE
LAS VEGAS, NV 89129
PHONE (702) 645-6318 FAX: (702) 645-1604

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheet of Mojave Southern, Inc. and subsidiary as of June 30, 2001; and the related statement of operations, stockholders’ equity and cash flows for the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financials referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at June 30, 2001; and the results of operations and their cash flows for the period ended June 30, 2001 in conformity with generally accepted accounting principles.

/s/ Mark S. Sherman
Mark S. Sherman
August 3, 2001

MOJAVE SOUTHERN, INC.
BALANCE SHEET
JUNE 30, 2001

ASSETS

CURRENT ASSETS

Cash	$507

Accounts Receivable	40,100

Marketable Securities (Note 2)	4,152

Prepaid Expenses	1,500

TOTAL CURRENT ASSETS	$46,259

OTHER ASSETS

Investment in Netta’s Salon (Note 4)	$81,160

Refundable deposits	3,300

Goodwill (Note 5)	32,468

TOTAL OTHER ASSETS	116,928

TOTAL ASSETS	$163,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$89,058

Other Current liabilities	62,468

TOTAL CURRENT LIABILITIES	$151,526

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value Authorized 50,000,000 shares; Issued and outstanding at June 30, 2001 525,000 shares	$525

Additional Paid In Capital	$114,669

Retained Earnings (Deficit)	$(103,533)

TOTAL STOCKHOLDERS’ EQUITY	$11,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,187

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
STATEMENT OF OPERATIONS

		December 30,
	January 1,	1994
	2001	(Inception)
	June 30, to	to June 30,
	2001	2001

INCOME

Revenue	$0	$0

TOTAL INCOME	0	0

EXPENSES

General and Administrative	$(2,646)	$103,533

TOTAL EXPENSES	$(2,646)	$103,533

NET PROFIT (LOSS)	$2,646	$(103,533)

NET PROFIT (LOSS) PER SHARE	$0.0050	$(0.1972)

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	525,000	525,000

See accompanying notes to financial statements

MOJAVE SOUTHERN, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

June 30, 2001

	Common Stock

	Number		Additional
	Of		Paid In	Retained
	Shares	Amount	Capital	Earnings (Deficit)

January 10, 1995

Issued for cash	50,000	$50	$3,542

Net (Loss), 12-30-94 (inception) to 12-31-95				$(80)

Balance Dec. 31, 1995	50,000	$50	$3,542	$(80)

Net (Loss), 12-30-96				$(3,307)

Balance Dec. 31, 1996	50,000	$50	$3,542	$(3,387)

Net (Loss), 12-31-97				$(209)

Balance Dec. 31, 1997	50,000	$50	$3,542	$(3,596)

April 4, 1998 issued

For cash and stock	125,000	$125	$11,527

April 4, 1998 cancel

Shares issued in 1995	(50,000)	$(50)

October 2, 1998

Issued for cash	200,000	$200	$49,800

Net (Loss), 12-31-98				$(66,306)

Net (Loss), 12-31-99				$(20,850)

Balance Dec. 31, 1999	325,000	$325	$64,869	$(90,752)

February 29, 2000 issued For 100% of stock of Norden Associates, Inc. stock	200,000	$200	$49,800

Net (Loss), December 31, 2000				$(15,427)

Balance December 31, 2000	525,000	$525	$114,669	$(106,179)

Net Income June 30, 2001				$2,646

Balance June 30, 2001	525,000	$525	$114,669	$(103,533)

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
STATEMENT OF CASH FLOWS

	January 1,	December 30, 1994
	2001	(Inception)
	to	to
	June 30,	June 30,
	2001	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$2,646	$(103,533)

Goodwill Amortization	418	1,047

Accounts Receivable increase	$(100)	$(40,100)

Marketable Securities increase	$( )	$(4,152)

Investment in Netta’s Salon increase	$(0)	$(81,160)

Refundable deposits increase	$(0)	$(3,300)

Prepaid Expenses increase	$(1,500)	$(1,500)

Goodwill	$(182)	$(33,515)

Accounts Payable (decr) increase	$(808)	$151,526

CASH FLOWS FROM OPERATING ACTIVITIES	$474	$(114,687)

CASH FLOWS FROM INVESTING ACTIVITIES

Issue Common Stock		$525

Additional Paid In Capital		$114,669

CASH FLOWS FROM

INVESTING ACTIVITIES		$115,194

Net increase (decrease) in Cash	$474	$507

Cash Beginning of Period	$33	$0

Cash

June 30, 2001	$507	$507

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 — ORGANIZATION AND ACCOUNTING POLICIES

     The Company was incorporated December 30, 1994 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity.

     The Company’s accounting policies and procedures are as follows:

1.	The Company uses the accrual method of accounting.

2.	Earnings per share are computed using the weighted average number of shares of common stock outstanding.

3.	The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 — MARKETABLE SECURITIES

     Marketable securities represent 4,286 shares of stock of Centenary International Corp. (RRRI) at the bid price of $0.9688 per share as shown on the OTC Electronic Bulletin Board market at September 30, 1999. The RRRI stock was acquired on April 4, 1998 in exchange for issuance of 125,000 shares of Mojave Southern, Inc. stock plus $7,500 cash.

NOTE 3 — INVESTMENT IN NORDEN ASSOCIATES, INC.

     On February 29, 2000 the Company purchased 100% of the common stock of Norden Associates, Inc. dba Netta’s Salon, a company with an established source of revenue, in exchange for 200,000 shares of Mojave Southern, Inc.’s restricted common stock $.001 par value. For purposes of the transaction the value of the 200,000 shares of Mojave Southern, Inc. common stock was valued at $0.25 per share.

NOTE 4 — INVESTMENT IN NETTA’S SALON

     On May 12, 1999 Norden Associates, Inc. purchased “Bella Dona Hair and Nails”, a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta’s Salon. The following audited information of Netta’s Salon is selected financial information at June 30, 2001 and June 30, 2000:

	June	June
	30, 2001	30, 2000

ASSETS

Current assets	$6,159	$2,611

Fixed assets	6,266	9,764

Other assets	10,192	17,474

	$22,617	$29,849

NOTE 4 — INVESTMENT IN NETTA’S SALON (CONTINUED)

LIABILITIES AND OWNERS EQUITY

Current liabilities	$26,241	$125

Owners’ (deficit) equity	(3,624)	29,724

	$22,617	$29,849

     Revenues and net income (loss) for the six months ended June 30, 2001 and June 30, 2000 are as follows:

	June	June
	30, 2001	30, 2000

Revenues	$15,302	$20,193

Net income (loss)	$(20,855)	$(184)

NOTE 5 — GOODWILL — The Company records goodwill upon consolidation of its wholly owned subsidiary Norden Associates, Inc.

NOTE 6 — COMMON STOCK

     On April 4, 1998 the Company cancelled 50,000 shares of stock originally issued on January 10, 1995. On the same date, the Company issued 125,000 shares of stock for $7,500 cash and 4,286 shares of R & R Resources, Inc. equaling $7,500 total consideration.

     On February 29, 2000 the Company issued 200,000 shares of stock to Norden Associates, Inc. sole shareholder.

Item 2. Management’s Discussion and Plan of Operation

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

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Mojave Southern, Inc. (the “Company”), through Netta’s Salon, provides affordable salon and Day Spa services to under serviced areas in the Las Vegas Valley area of Nevada. The Salon and Day Spa industry continues to be a growth industry, particularly in southern Nevada. The Company specializes in offering hair care, manicure, massage therapy, esthetician, henna, permanent eye makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the salon’s local community.

Results of Operations

The Company has generated limited revenues since inception. The Company has a limited operating history and activities to date have been limited primarily to raising the necessary capital to begin profitable operations.

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

Future Business

Management plans in the following quarter to begin profitable operations through the continued operation of Netta’s Salon. It is anticipated that the operation of Netta’s Salon will provide sufficient operating capital for the Company to continue as a going concern for the next quarter.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed December 30, 1994. Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted December 30, 1994. Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

13	Annual or Quarterly Reports

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojave Southern, Inc.
(Registrant)

Date:	August 10, 2001

By:	/s/ Netta Girard

Netta Girard, Secretary