Form 10QSB
period 2001-09-30
MOJAVE SOUTHERN INC
filed 2001-11-14
CIK 1071941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                              Mojave Southern, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0331369
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                              No.)

2949 E. Desert Inn Road, Suite 1D, Las Vegas, NV                89121
       (Address of principal executive                        (Zip Code)
                 offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                     525,000

                              MOJAVE SOUTHERN, INC.
                          (A Development Stage Company)

                                Table of Contents

                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                     3

Independent Auditor's Report                                     3

Balance Sheet September 30, 2001                                 4

Statement of Operations for the Six Months Ending September      5
30, 2001, and for the Period December 30, 1994 (Inception)
to September 30, 2001

Statement of Stockholders Equity as of September 30, 2001        6

Statement of Cash Flows for the Nine Months Ending September     7
30, 2001 and for the Period from December 30, 1994
(Inception) to September 30, 2001

Notes to Financial Statements                                    8

Item 2. Management's Discussion and Plan of Operation           10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                11

SIGNATURES                                                      12

                                MARK SHERMAN, CPA
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

       I have audited the accompanying balance sheet of Mojave Southern, Inc. and subsidiary as of September 30, 2001; and the related statement of operations, stockholders' equity and cash flows for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financials referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at September 30, 2001; and the results of operations and their cash flows for the period ended September 30, 2001 in conformity with generally accepted accounting principles.

Mark S. Sherman
November 9, 2001

                              MOJAVE SOUTHERN, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS

CURRENT ASSETS
        Cash                                                          $     181
        Accounts Receivable                                              40,100
        Marketable Securities (Note 2)                                    4,152
        Prepaid Expenses                                                  1,500
                                                                      ---------
          TOTAL CURRENT ASSETS                                        $  45,933
OTHER ASSETS
        Investment in Netta's Salon (Note 4)                          $  81,160
        Refundable deposits                                               3,300
        Goodwill (Note 5)                                                32,284
                                                                      ---------
          TOTAL OTHER ASSETS                                            116,744
                                                                      ---------
               TOTAL ASSETS                                           $ 162,677
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                              $  91,908
        Other Current liabilities                                        62,468
                                                                      ---------
          TOTAL CURRENT LIABILITIES                                   $ 154,376

STOCKHOLDERS' EQUITY
        Common Stock, $.001 par value
        Authorized 50,000,000 shares;
        Issued and outstanding at
        September 30, 2001  525,000 shares                            $     525

        Additional Paid In Capital                                    $ 114,669

        Retained Earnings (Deficit)                                  ($ 106,893)
                                                                      ---------

        TOTAL STOCKHOLDERS' EQUITY                                    $   8,301
                                                                      ---------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                   $ 162,677
                                                                      =========

                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF OPERATIONS


                                                                  December 30, 1994
                                              January 1, 2001        (Inception)
                                                     to              to September
                                             September 30, 2001        30, 2001
                                             ------------------   -----------------
INCOME
Revenue                                          $       0            $       0
                                                 ---------            ---------
TOTAL INCOME                                             0                    0

EXPENSES

General and
        Administrative                           $     714            $ 106,893
                                                 ---------            ---------
TOTAL EXPENSES                                   $     714            $ 106,893
                                                 ---------            ---------
NET PROFIT (LOSS)                                $     714            ($106,893)
                                                 =========            =========

NET PROFIT (LOSS)
PER SHARE                                        $  0.0014            ($ 0.2036)
                                                 =========            =========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                                  525,000              525,000
                                                 =========            =========


See accompanying notes to financial statements

                              MOJAVE SOUTHERN, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 2001


                                                   Common Stock
                                      ---------------------------------------
                                       Number                      Additional
                                         Of                          Paid In         Retained
                                       Shares        Amount         Capital     Earnings (Deficit)
                                      -------      ----------      ----------   ------------------
January 10, 1995
Issued for cash                        50,000       $      50       $   3,542
Net (Loss), 12-30-94
(inception) to 12-31-95                                                                 ($80)
                                      -------       ---------       ---------       --------
Balance Dec. 31, 1995                  50,000       $      50       $   3,542           ($80)

Net (Loss), 12-30-96                                                                 ($3,307)
                                      -------       ---------       ---------       --------
Balance Dec. 31, 1996                  50,000       $      50       $   3,542        ($3,387)

Net (Loss), 12-31-97                                                                   ($209)
                                      -------       ---------       ---------       --------
Balance Dec. 31, 1997                  50,000       $      50       $   3,542        ($3,596)

April 4, 1998 issued
For cash and stock                    125,000       $     125       $  11,527
April 4, 1998 cancel

Shares issued in 1995                 (50,000)           ($50)
October 2, 1998
Issued for cash                       200,000       $     200       $  49,800

Net (Loss), 12-31-98                                                                ($66,306)

Net (Loss), 12-31-99                                                                ($20,850)
                                      -------       ---------       ---------       --------
Balance Dec. 31, 1999                 325,000       $     325       $  64,869      ($ 90,752)

February 29, 2000 issued
For 100% of stock of Norden
Associates, Inc. stock.               200,000       $     200       $  49,800
Net (Loss), December 31, 2000                                                       ($15,427)
                                      -------       ---------       ---------       --------
Balance December 31, 2000             525,000       $     525       $ 114,669      ($106,179)
                                      -------       ---------       ---------       --------
Net (Loss), September 30, 2001                                                         ($714)
                                      -------       ---------       ---------       --------
Balance September 30, 2001            525,000       $     525       $ 114,669      ($106,893)
                                      =======       =========       =========       ========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF CASH FLOWS

                                                                       December 30, 1994
                                          January 1, 2001                  (Inception)
                                                to                        to September
                                         September 30, 2001                 30, 2001
                                         ------------------            -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                               ($714)                     ($106,893)

Goodwill Amortization                             629                          1,258
Accounts Receivable increase                    ($100)                      ($40,100)
Marketable Securities increase                    ($ )                       ($4,152)
Investment in Netta's Salon increase             ($ 0)                      ($81,160)
Refundable deposits increase                     ($ 0)                       ($3,300)
Prepaid Expenses increase                     ($1,500)                       ($1,500)
Goodwill                                        ($209)                      ($33,542)
Accounts Payable (decr) increase               $2,042                      $ 154,376
                                             --------                      ---------

CASH FLOWS FROM
OPERATING ACTIVITIES                            $ 148                      ($115,013)

CASH FLOWS FROM
INVESTING ACTIVITIES

Issue Common Stock                                                              $525
Additional Paid In Capital                                                  $114,669
                                                                           ---------

CASH FLOWS FROM
INVESTING ACTIVITIES                                                        $115,194

Net increase
(decrease) in Cash                               $148                           $181

Cash
Beginning of Period                              $ 33                            $ 0

Cash
                                             --------                      ---------
September 30, 2001                               $181                           $181
                                             ========                      =========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

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

NOTE 4 --  INVESTMENT IN NETTA'S SALON

       On May 12, 1999 Norden Associates, Inc. purchased "Bella Dona Hair and Nails", a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta's Salon. The following audited information of Netta's Salon is selected financial information at September 30, 2001 and September 30, 2000:

                            September             September
                            30, 2001              30, 2000
                            --------              --------
                  ASSETS

Current assets               $ 6,193               $   967
Fixed assets                   6,839                 7,160
Other assets                   9,318                12,815
                             -------               -------
                             $22,350               $20,942
                             =======               =======

                          LIABILITIES AND OWNERS EQUITY

Current liabilities                    $ 28,413                $    594
Owners' (deficit) equity                 (6,063)                 20,348
                                       --------                --------
                                       $ 22,350                $ 20,942
                                       ========                ========

       Revenues and net income (loss) for the six months ended September 30, 2001 and September 30, 2000 are as follows:

                                September 30,         September 30,
                                    2001                  2000
                                --------------        -------------
Revenues                           $ 22,711             $ 24,978
                                   ========             ========
Net income (loss)                  $(23,294)            $(12,737)
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

  13        Annual or Quarterly Reports

                      (a) Form 10-QSB for the Quarter ended June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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

                              Mojave Southern, Inc.

                                  (Registrant)

Date: November 13, 2001

By:  /s/ Netta Girard
         Netta Girard, Secretary