Form 10KSB
period 2001-12-31
MOJAVE SOUTHERN INC
filed 2002-04-15
CIK 1071941

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                            ------------------------

                                   Form 10-KSB

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 2001

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Transition Period from_________to __________

                         Commission File Number 0-31249

                              MOJAVE SOUTHERN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 NEVADA                                88-0331369
     (State or other jurisdiction of         (I.R.S. employer identification
     incorporation or organization)                      number)

    3779 E. DESERT INN ROAD, LAS VEGAS, NV               89121
   (Address of principal executive offices)            (Zip code)

       Registrant's Telephone Number, Including Area Code: (702) 451-2029

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

     Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 525,000 issued and outstanding as of December 31, 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of the date of this filing, the Company's Common Stock is not trading. The filing of this report is to maintain its current reporting status with the Securities and Exchange Commission.

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW AND HISTORY

        Mojave Southern, Inc., ("Mojave" or the Company) is a Nevada Corporation which was formed on December 13, 1994 by Samuel J. Incorvia. Mojave's principal place of business is located at 3779 East Desert Inn Road, Las Vegas, Nevada, 89121.

        On March 15, 1995, Richard Incorvia, the son of Samuel J. Incorvia's, assumed the position of Mojave's President upon the death of his father. On July 15, 1996, Mr. Richard Incorvia resigned as Mojave's sole officer and director, and at the same time Cathy Souers became its President and Sole Director.

        On April 4, 1998, Cathy Souers resigned as Mojave's sole officer and director. Contemporaneously, Vivian Nehls was elected as Mojave's President and Treasurer and David Rodgers was elected as Mojave's Secretary. Both Ms. Nehls and Mr. Rodgers became members of Mojave's Board of Directors.

        On May 6, 1998, Mojave's Board of Directors authorized an exempt offering pursuant to Rule 504 of Regulation D, through which, 200,000 common shares of Mojave were offered to the public at a cost of $0.25 per share. This exempt offering was fully subscribed between May 6, 1998, and June 30, 1998.

        On February 29, 2000, Mojave and Norden Associates, Inc., a Nevada Corporation, completed a Stock Exchange Agreement whereby Mojave issued 200,000 of its Restricted Common Shares in exchange for 100% of the issued and outstanding shares of Norden Associates, Inc. Norden Associates, Inc., owned and operated Netta's Salon, which now is owned and operated by Mojave. Norden Associates, Inc.'s sole officer and director was Netta Girard, who, as part of the Stock Exchange Agreement was granted a seat on Mojave's Board of Directors for a period of one year.

BACKGROUND

        The Company was organized to engage in any lawful corporate business. Prior to operating under a d/b/a as American Association of Nail Technicians, Mojave's activities were development stage. With the inception of American Association of Nail Technicians, Mojave operated under a business plan whereby nail technicians were solicited and sold memberships in American Association of Nail Technicians, an entity which provided publications, training, services and benefits to its nail technician membership body.

        While initially successful in its membership recruiting process, American Association of Nail Technicians' business plan became subject to the unfortunate and unpredictable difficult pregnancy of its driving force, Vivian Nehls. At this time and absent the daily attention and energy of Mrs. Nehls, interest in American Association of Nail Technicians waned. At this time, and while still operating, it became apparent that American Association of Nail Technicians would be forced to abandon its business plan.

        Post child birth Mrs. Nehls sought to once again add value to Mojave's shareholders. As such, Mrs. Nehls sought out a merger candidate with a viable ongoing business. At this time, Mrs. Nehls approached Netta Girard regarding the possibility of a merger between Mojave and Norden Associates, Inc.

        Norden Associates, Inc., is a Nevada Corporation that was formed on March 17, 1987, as P.G. & T Service Co., Inc. P.G. & T. Service Co., Inc., changed its name to Norden Associates, Inc., on June 3, 1996. At the time of the Stock Exchange Agreement, Norden Associates, Inc., had only 100,000 shares issued and outstanding.

        Norden Associates, Inc., was a development stage company until early 1999. At such time, Netta Girard became the sole shareholder, officer and director of Norden Associates, Inc., and began the preparation and execution of the business plan for Netta's Salon.

        Under the direction and careful scrutiny of Netta Girard, Netta's Salon was born. On May 12, 1999, Norden Associates, Inc., purchased all of the tangible and intangible assets of Bella Dona Hair and Nails for $22,000, a Las Vegas Beauty Salon that had been in operation for in excess of five years. The tangible assets purchased are identified as follows:

1 Reception Counter        1 Reception Chair                    1 High Back Stool
10 Hairstylist Chairs      10 Wall Length Mirrors               10 Hairstylist Stations
3 Shampoo Bowls            5 Chair Placed Hair Dryers           3 Shampoo Chairs
5 Nail Stations            1 Magnifying Facial Light            5 Nail Tech Customer Chairs
5 Nail Tech Chairs         1 Pedicure Chair, Swivel with        1 Jet Pedicure Basin
                           Vibrator
1 Pedicure Rolling Stool   12 Station Telephones (2             3 Rolling Tech Cabinets
                              inoperative)
1 Vacuum                   1 Two Drawer Metal File Cabinet      2 Reception Counters, 3 Shelves Per
1 Audio System             1 Section Metal Locker Cabinet       4 Tech Storage Cabinets
2 Air Purifiers            1 Entrance Floor Mat                 1 Foot Stool
1 Rolling Stool            1 Neon Window Sign                   1 Facial Table, Upholstered,
                                                                Full Length With Storage
1 Child Seat               1 Three-Step Stool                   1 Clothes Washer
1 Clothes Dryer            1 Microwave Oven                     1 Refrigerator
1 Round "PVC" Table        1 "PVC" Chair                        5 Folding Chairs
3 Retail Cabinets          1 Makeup Station                     1 Adjustable Makeup Chair
1 Flat Table               10 Chair Rubber Floor Mats           4 Custom Crafted Upholstered
                                                                Waiting Chairs

        Additionally, the purchase included, all of the retail items on the shelves at the time of sale; all of the cleaning equipment and supplies on hand at the time of sale; and miscellaneous leasehold improvements.

        Concomitant with the asset purchase, Norden Associates became obligated under a certain Assignment of Lease that was originally entered into and executed by and between Andrew S. Fonfa, Lessor, and Bella Donna Hair and Nails on August 18, 1997, including a certain exercise of Lease Option dated July 1, 1998, covering real property commonly identified as 3779 E. Desert Inn, Las Vegas, Nevada, 89121, through August 31, 2003. Under this Lease and Option, Norden Associates, Inc., assumed a monthly rent obligation beginning June 1, 1999 (Norden Associates, Inc.'s, rental obligation for May 1999 was pro-rated from May 12, 1999, and includes as part of the $22,000 purchase price) of $1,500 per month through and including May 2000. Thereafter, for the remaining term of the Lease, the monthly rental fee will be increased in accordance with the Consumer Price Index with increases capped at a maximum of 5% per year. Mojave is now actively engaged in the operation and management of Netta's Salon.

BUSINESS OF THE ISSUER

        Mojave, through Netta's Salon, provides affordable Salon and Day Spa services to under serviced areas in the Las Vegas valley area of Nevada. The Salon and Day Spa industry continues to be a growth industry as more and more women join the work force and thereby gain disposable income. Its growth is due in part to the fact that having your hair, nails and feet groomed and a body massage just feels great. Additionally, television and the movie industry continue to show us a thinner more vibrant picture of health and beauty that we may wish to aspire to, and, where Las Vegas residents, domiciliaries and tourists are concerned, there is always the "Show Girl or Dancer" image of youth that must be maintained. Netta's Salon was formed to focus on the exploitation of these public wants, needs, and perceptions, with the goal of becoming a leading independent provider of Salon and Day Spa services in the Las Vegas area.

        With the rapid penetration of tourists and new residents into Las Vegas, it has become increasingly difficult to make a Salon or Day Spa appointment on short notice at the existing facilities, which are primarily resort based. This almost full capacity has created a market niche for non-hotel based Salon and Day Spa service providers in the Las Vegas valley area who aim to service locals and/or tourists.

        Mojave's inherent strengths now include the long established and well networked residency of Director Netta Girard, and the knowledge and vision of Officer and Director Vivian Nehls. The synergy among Netta and Vivian has attracted a list of qualified professionals with established client bases that have staffed the Desert Inn location.

        Neither Mojave, Netta's Salon nor Norden Associates, Inc., have been involved in any bankruptcy, receivership or similar proceeding. Neither Mojave, Netta's Salon nor Norden Associates, Inc., have been subject to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS AND SERVICES

        Mojave's mission is to provide Salon and Day Spa services, away from the Las Vegas Strip, at affordable pricing, rendering its customers with the preeminent service and pampering that Salon and Day Spa consumers envision as their expected experience. Mojave specializes in offering Hair Care, Manicure, Masseuse, Esthetician, Henna, Permanent Eye Makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the Salon's local community.

        Mojave has positioned itself in a location away from the Las Vegas Strip. As such, Mojave's pricing structure for cost items such as rent, parking, and other realty services is more modest than near the Strip. These cost relief's are passed on to the consumer in the form of lower prices for the Company's Salon and Day Spa services.

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

MARKET OVERVIEW

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

NEW PRODUCT OFFERINGS

        Mojave has not publicly announced any new products and/or services.

DISTRIBUTION, MARKETING AND CUSTOMER RELATIONS

        All services and products offered by Mojave are offered, exclusively, within the confines of the Salon and Day Spa.

COMPETITION

        Competition in the Salon and Day Spa business is ever present. Both individual operators and "chain" stores participate within the marketplace. However, few Salon and Day Spa service and product providers offer a complete package of Salon and Day Spa services and products. Mojave, in filling this market niche, offers Beauty Supply, Hairdressing, Manicurists, Massage Therapy, Esthetician, Henna, Permanent Eye Makeup and tanning services. When you look in the yellow pages under Beauty, you find the by-lines fill up four full pages. That is, hair by -, or nails by -, or hands and feet by -. Further, many limited service Salon's and Spa's fail, in pertinent part, due to lack of diversification in their services. Mojave had concluded that there are many limited service privateers in its competitive geographic are. These limited service privateers, however, do not offer any organized form of competition in the full service Salon and Day Spa arena.

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

GOVERNMENT REGULATION

        The Salon and Day Spa industry is a heavily regulated and licensed industry. Manicurists, Hairdressers, Massage Therapists, Estheticians, Permanent Eye Makeup artists, and any other professional that physically touches the being of another for a fee is subject to training and licensure by the State of Nevada.

        All of Mojave's Manicurists, Hairdressers, Massage Therapists, Estheticians, Permanent Eye Makeup Artists and the like are licensed by the State of Nevada. In addition, the Salon itself is licenses by the State of Nevada. Other than these licensing issues, Mojave does not expect that its providing of Salon and Day Spa services shall come under any additional regulatory requirements or scrutiny.

PROPRIETARY RIGHTS

        We do not possess trademarks, patents, or copyrights, in relation to the products we sell and the services we provide.

EMPLOYEES

        All individuals performing services at Netta's Salon and Day Spa are independent contractors who rent space from the Company. The Company has no full time or part time employees.

                                  RISK FACTORS

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

OUR LIMITED OPERATING HISTORY COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        We have a limited operating history and have received only some revenues or earnings from our operations. Additionally, we have limited assets and financial resources. The salon and day spa business is intensely competitive. We may be at a disadvantage with other similar service providers, some of which offer more services, have established clients or market niches, greater financial and operational resources, and name or name brand recognition. There can be no assurance that we will be able to compete successfully.

        Additionally, we currently provide salon and day spa services from only one location. There can be no assurances that the Company will have the ability to expand by adding additional locations.

THE UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; AND SEASONALITY COULD ALL NEGATIVELY IMPACT OUR PROFITABILITY AND SUBSEQUENTLY OUR STOCK PRICE.

        As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. We anticipate that we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include (i) our ability to attract a sizeable clientele base and secure repeat business; (ii) our ability to provide our customers with the products and services they desire; (iii) our ability to maintain adequate gross margins; (iv) the level of satisfaction associated the purchase of our products and services; and (v) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

        Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.

OUR COMPETITION COULD NEGATIVELY IMPACT OUR ABILITY TO GENERATE REVENUES

        Competition in the Salon and Day Spa business is ever present. Both individual operators and "chain" stores participate within the marketplace. However, few Salon and Day Spa service and product providers offer a complete package of Salon and Day Spa services and products. Mojave fills this market niche by offering Beauty Supply, Hairdressing, Manicurists, Masseuse, Esthetician, Henna, Permanent Eye Makeup and tanning services. Further, many limited service Salon's and Spa's fail, in pertinent part, due to lack of diversification in their services. We believe that there exists many limited service privateers in our competitive geographic area. These limited service privateers, however, do not offer any organized form of competition in the full service Salon and Day Spa arena.

OUR DEPENDENCE ON KEY PERSONNEL AND OUR NEED FOR ADDITIONAL PERSONNEL COULD ADVERSELY IMPACT OUR ABILITY TO CONTINUE AS A GOING CONCERN

        Our performance is substantially dependent on the services and on the performance of our independent contractors. Our performance also depends on our ability to attract, retain and motivate potential and existing independent contractors. The loss of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

        We have not entered into long-term employment agreements with any of our key personnel and currently have no "Key Man" life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR ABILITY TO IMPLEMENT A SUCCESSFUL GROWTH STRATEGY AND MANAGE GROWTH WILL HAVE A DIRECT AFFECT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATION

        We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our expansion is expected to place a significant strain on our management, operational and financial resources. To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage independent contractors. Further, our management may be required to develop relationships with various product suppliers, other Salon and Day Spa companies and other service providers necessary to our business. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

POSSIBLE FUTURE ISSUANCES OF COMMON STOCK WILL HAVE A DILUTIVE AFFECT ON EXISTING SHAREHOLDERS

        The Company is authorized to issue up to 25,000,000 Shares of common stock. Presently, there are 525,000 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate our executive officers or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests, which could severely adversely affect the market liquidity for and value of our securities.

ITEM 2. PROPERTIES.

        The Company currently leases certain real property commonly identified as 3779 E. Desert Inn Road, Las Vegas, Nevada, 89121. The operative lease is in effect through August 31, 2003. Monthly rent is $1500.00 per month. The monthly rental fee increases each year in accordance with the Consumer Price Index with increases capped at a maximum of 5% per year. We do not have any additional facilities. Currently, we do not have any proposed programs for the renovation, improvement or development of this office space. If required, we believe there is suitable commercial office space available at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

        We were not subject in the year 2001, nor are we currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock, par value $0.001 per share (the "Common Stock"), is not currently trading. We are currently in the process of obtaining listing status on the over the counter bulletin board and are filing this Form 10-KSB to maintain our current filing status with the Securities and Exchange Commission.

HOLDERS

        As of December 31, 2001 there were 36 stockholders of record of our Common Stock.

DIVIDEND POLICY

        We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

        The following sales of unregistered Company Securities (Common Stock), were issued in accordance with certain exemptions from registration made available by the Federal Securities Laws. The exemption or exemptions utilized and relied upon by the Company in its offer and/or sale of certain unregistered Company Securities are provided by the Securities Act of 1933, as amended and as promulgated by the United States Securities and Exchange Commission (hereinafter "the Act"), and contained in sections 3(b) and/or 4(2) thereof. In addition, certain other exemptions from registration provided in Subsection 11 of Section
90.530 of the Nevada Revised Statutes pertaining to the offer and/or sale of unregistered Securities was relied upon by the Company.

        Mojave was formed by Samuel J. Incorvia (now deceased) for an initial capital contribution of $1,000. Mr. Samuel J. Incorvia was issued 50,000 common shares in return for his capital contribution. On March 15, 1995, Samuel J. Incorvia's founders shares were transferred to his son, Richard Incorvia, and at such time, Richard Incorvia became Mojave's President and the sole member of its Board of Directors.

        On July 15, 1996, Mr. Richard Incorvia resigned as Mojave's sole officer and director, and returned his 50,000 common shares to Mojave in return for his father's original capital contribution of $1,000. Contemporaneously, Cathy Souers contributed $1,000 to Mojave and became its President and Sole Director.

        On April 4, 1998, Cathy Souers resigned as Mojave's sole officer and director, and returned her 50,000 common shares to Mojave in return for her $1,000 contribution. Contemporaneously, Vivian Nehls was elected as Mojave's President and Treasurer and David Rodgers was elected as Mojave's Secretary. Both Ms. Nehls and Mr. Rodgers became members of Mojave's Board of Directors.

        Vivian Nehls and David Rodgers were each issued 62,500 shares of Mojave common stock in exchange for total consideration in the amount of $37,500. Mrs. Nehls and Mr. Rogers each contributed $3,750 to Mojave, along with 2,143 (a total of 4286) common shares of R & R Resources, Inc., which were then valued at $7.00 per share.

        On May 6, 1998, Mojave's Board of Directors authorized an exempt offering pursuant to Rule 504 of Regulation D, through which, 200,000 common shares of Mojave were offered to the public at a cost of $0.25 per share. This exempt offering was fully subscribed between May 6, 1998, and June 30, 1998. There were 33 subscribers.

        On February 29, 2000, Mojave and Norden Associates, Inc., a Nevada Corporation, completed a Stock Exchange Agreement whereby Mojave issued 200,000 of its Restricted Common Shares in exchange for 100% of the issued and outstanding shares of Norden Associates, Inc. Norden Associates, Inc., owned and operated Netta's Salon, which now is owned and operated by Mojave. Norden Associates, Inc.'s sole officer and director was Netta Girard, who, as part of the Stock Exchange Agreement was granted a seat on Mojave's Board of Directors for a period of one year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD LOOKING STATEMENTS

        The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

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

        Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

GENERAL

        Our mission is to provide Salon and Day Spa services, away from the the Las Vegas Strip, at affordable pricing, rendering our customers with the preeminent service and pampering that Salon and Day Spa consumers envision as their expected experience. We specialize in offering Hair Care, Manicure, Massage Therapy, Esthetician, Henna, Permanent Eye Makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the Salon's local community.

        We have positioned ourself in a location away from the Las Vegas Strip. As such, our pricing structure for cost items such as rent, parking, and other realty services is more modest than near the Strip. These cost relief's are passed on to the consumer in the form of lower prices for the Company's Salon and Day Spa services.

        We offer Salon and Day Spa services that answer the unfilled needs of consumers who prefer to buy their leisure time service purchases within a local area close to home, and to Las Vegas Resort goers who are unable to book an appointment at a Resort's Salon and Spa. Our services answer the consumers want for most, if not all of the services associated with a major hotel or chain Salon and Day Spa, at prices less than those commanded by Resort based service providers. Our management team and service providers have significant experience in providing Salon and Day Spa services in the Las Vegas Valley area.

RESULTS OF OPERATION

        As of December 31, 2001, we generated $29,783 in revenues. We plan to continue operating Netta's Salon, which we believe to be around the corner from profitability. Thereafter, the Company anticipates opening additional Salons with a view toward increasing profitability, and thus, shareholder value.

FUTURE BUSINESS

        We believe our ability to offer those products and services currently in demand by the general public will help to build our customer base and create an interest for existing customers to continually revisit our Spa and Salon. We intend to obtain our inventory of products through the following:

        1. Building strategic relationships with small product manufactures desirous of obtaining an avenue for the distribution of their products;

        2. Purchasing quantities of discontinued or reduced priced merchandise in bulk; and

        3. Purchasing items that are not currently in high demand, but have the potential to become desirous to consumers in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Net Loss. Due to our general and administrative expenses, we experienced a net loss of $31,771 in 2001 and $137,406 in the period December 30, 1994 (Inception) to December 31, 2001. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize revenues from our services in the fiscal year 2002.

Liquidity. At December 31, 2001, we had a working capital deficit of $137,406. Since inception net cash used in operating activities was $137,406. Thus we are dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from stockholders. Net cash provided by financing activities since inception were $137,406. We estimate our capital requirements to total approximately $2,000 per month for the next 12 to 24 months.

        We have generated revenues of $29,783 during this reporting period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our products and services during the next 12 months, of which we cannot guarantee. The receipt of funds from subsequent Private Placement Offerings or loans obtained through private and public sources may be anticipated to offset our near term capital requirements for the next 12 months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

        All investor inquiries should be directed to Mrs. Vivian Nehls, President, Mojave Southern, Inc., 3779 E. Desert Inn Road, Las Vegas, Nevada 89121, phone 702-451-2029.

ITEM 7. FINANCIAL STATEMENTS.




                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
INDEPENDENT AUDITOR'S REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 & F-7

                                MARK SHERMAN, CPA
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604

--------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

        I have audited the accompanying balance sheet of Mojave Southern, Inc. and subsidiary as of December 31, 2001; and the related statement of operations, stockholders' equity and cash flows for the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financials referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at December 31, 2001; and the results of operations and their cash flows for the period ended December 31, 2001 in conformity with generally accepted accounting principles.



/s/ Mark S. Sherman
February 14, 2001

                              MOJAVE SOUTHERN, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS

        Cash                                                    $     922
        Accounts Receivable                                        45,034
        Prepaid Expenses                                            1,500
        Inventory                                                     261
        TOTAL CURRENT ASSETS                                    $  47,717

FIXED ASSETS

        Equipment                                               $   4,976
        Furniture and Fixtures                                      6,064
            Less: Accumulated Depreciation                                     (3,648)
        TOTAL FIXED ASSETS, NET                                 $   7,392
OTHER ASSETS

        Refundable deposits                                         3,300
        Goodwill (Note 5)                                          97,263
        Other                                                      10,192
                                                                ---------

        TOTAL OTHER ASSETS                                        110,755
                                                                ---------
TOTAL ASSETS                                                    $ 165,864
                                                                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                        $  90,408
        Other Current liabilities                                  97,668
                                                                ---------
        TOTAL CURRENT LIABILITIES                               $ 188,076

STOCKHOLDERS' EQUITY
        Common Stock, $.001 par value
        Authorized 50,000,000 shares;
        Issued and outstanding at
        December 31, 2001  525,000 shares                       $     525

        Additional Paid In Capital                              $ 114,669
        Retained Earnings (Deficit)                             ($137,406)
                                                                ---------
        TOTAL STOCKHOLDERS' EQUITY                              ($22, 212)
                                                                ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $ 165,864
                                                                =========

                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF OPERATIONS

                                                     December 30, 1994
                                  January 1, 2001      (Inception)
                                         to           to December 31,
                                 December 31, 2001         2001
INCOME

Revenue                               $ 29,783          $  60,659
                                      --------          ---------
TOTAL INCOME                            29,783             60,659

EXPENSES

General and

        Administrative                $ 61,554          $ 198,065
                                      --------          ---------
TOTAL EXPENSES                        $ 61 554          $ 198,065
                                      --------          ---------
NET PROFIT (LOSS)                     ($31,771)         ($137,406)
                                      ========          =========

NET PROFIT (LOSS)
PER SHARE                             ($0.0605)         ($ 0.2617)
                                      ========          =========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                      525,000            525,000
                                      ========          =========


                 See accompanying notes to financial statements

                              MOJAVE SOUTHERN, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2001

                                                             Common Stock
                                   -----------------------------------------------------------------
                                     Number                          Additional
                                       Of                              Paid In          Retained
                                     Shares          Amount            Capital      Earnings(Deficit)
                                   ---------        ---------        -----------    ----------------
January 10, 1995
Issued for cash                       50,000        $      50         $   3,542
Net (Loss), 12-30-94
(inception) to 12-31-95                                                                $     (80)
                                   ---------        ---------         ---------        ---------

Balance Dec. 31, 1995                 50,000        $      50         $   3,542        $     (80)

Net (Loss), 12-30-96                                                                   $  (3,307)
                                   ---------        ---------         ---------        ---------
Balance Dec. 31, 1996                 50,000        $      50         $   3,542        $  (3,387)

Net (Loss), 12-31-97                                                                   $    (209)
                                   ---------        ---------         ---------        ---------
Balance Dec. 31, 1997                 50,000        $      50         $   3,542        $  (3,596)

April 4, 1998 issued
For cash and stock                   125,000        $     125         $  11,527
April 4, 1998 cancel

Shares issued in 1995                (50,000)       $     (50)                                 x
October 2, 1998
Issued for cash                      200,000        $     200         $  49,800

Net (Loss),  12-31-98                                                                  $ (66,306)
Net (Loss),  12-31-99                                                                  $ (20,850)
                                   ---------        ---------         ---------        ---------

Balance Dec. 31, 1999                325,000        $     325         $  64,869        $ (90,752)

February 29, 2000 issued
For 100% of stock of Norden
Associates, Inc. stock               200,000        $     200         $  49,800
Net (Loss), 12/31/2000                                                                 $ (14,883)
                                   ---------        ---------         ---------        ---------

Balance 12/31/2000                   525,000        $     525         $ 114,669        $(105,635)
                                   ---------        ---------         ---------        ---------
Net (Loss), 12/31/2001                                                                 $ (31,771)
                                   ---------        ---------         ---------        ---------
Balance 12/31/2001                   525,000        $     525         $ 114,669        $(137,406)
                                   =========        =========         =========        =========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                             STATEMENT OF CASH FLOWS

                                                       December 30, 1994
                                    January 1, 2001       (Inception)
                                          to            to December 31,
                                   December 31, 2001         2001
                                   -----------------   -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                      $ (31,771)        $(137,406)

Depreciation and Amortization              2,000            10,930
Accounts Receivable increase           $    (100)        $ (45,034)
Marketable Securities decrease         $   4,152                $0

Refundable deposits increase           $      (0)        $  (3,300)
Inventory increase                     $    (261)        $    (261)
Prepaid Expenses increase              $  (1,500)        $  (1,500)
Goodwill                               $    (202)        $ (97,263)
Other Assets                           $      (0)        $ (17,474)
Accounts Payable (decr)increase        $  28,604         $ 188,076
                                       ---------         ---------

CASH FLOWS FROM
OPERATING  ACTIVITIES                  $     922         $(103,232)

CASH FLOWS FROM
INVESTING ACTIVITIES

Issue Common Stock                                       $     525
Additional Paid In Capital                               $ 114,669
Purchase of Equipment                                    $ (11,040)

CASH FLOWS FROM
INVESTING ACTIVITIES                                     $ 104,154

Net increase
(decrease) in Cash                     $     922         $     922

Cash

Beginning of Period                         $-0-         $       0

Cash
                                       ---------         ---------
December 31,  2001                     $     922         $     922
                                       =========         =========


                 See accompanying notes to financial statements.

                              MOJAVE SOUTHERN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

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

NOTE 2 -- INVESTMENT IN NORDEN ASSOCIATES, INC.

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

NOTE 3 -- INVESTMENT IN NETTA'S SALON

        On May 12, 1999 Norden Associates, Inc. purchased "Bella Dona Hair and Nails", a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta's Salon. The following audited information of Netta's Salon is selected financial information at December 31, 2001 and December 31, 2000:

                                  December 31,   December 31,
                                      2001           2000
                                    --------       --------
                    ASSETS
Current assets                      $ 6,193        $ 1,906
Fixed assets                          6,287          5,576
Other assets                          8,444         11,940
                                    -------        -------
                                    $20,924        $19,422
                                    =======        =======

         LIABILITIES AND OWNERS EQUITY

Current liabilities             $ 29,700         $  2,058
Owners' (deficit) equity          (8,776)          17,364
                                --------         --------

                                $ 20,924         $ 19,422
                                ========         ========


        Revenues and net income (loss) for the twelve months ended December 31, 2001 and December 31, 2000 are as follows:

                                           December         December
                                           31, 2001         31, 2000
                                           --------         --------
            Revenues                       $ 29,783         $ 30,876
                                           ========         ========
            Net income (loss)              ($24,667)        ($16,885)
                                           ========         ========

NOTE 5 -- GOODWILL-The Company records goodwill upon consolidation of its wholly owned subsidiary Norden Associates, Inc.

NOTE 6 -- COMMON STOCK

        On April 4, 1998 the Company cancelled 50,000 shares of stock originally issued on January 10, 1995. On the same date, the Company issued 125,000 shares of stock for $7,500 cash and 4,286 shares of R & R Resources, Inc. equaling $7,500 total consideration.

        On February 29, 2000 the Company issued 200,000 shares of stock to Norden Associates, Inc. sole shareholder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

        Name             Age               Position                   Appointed
        ----             ---               --------                   ---------
    Vivian Nehls         29        President, Treasurer and         April 4, 1998
                                           Director

    Netta Girard         72         Secretary and Director        February 29, 2000

        VIVIAN NEHLS, PRESIDENT, TREASURER AND DIRECTOR -- has been a licensed nail technician in Las Vegas Nevada since 1993. Prior to becoming a nail technician, Mrs. Nehls was a sales manager for North American Enterprises in Las Vegas, Nevada, from 1989 to 1992.

        NETTA GIRARD, TREASURER AND DIRECTOR -- was born in England where she trained at the London School of Arts as an entertainer in Musical Comedy. After graduation, Mrs. Girard practiced her craft in both England and the United States. Mrs. Girard engaged in live performances, many of which were transmitted by the British Broadcast Corporation. After coming to the United States, Mrs. Girard became co-owner and operator of the "Johnny Dennis Show," a musical comedy that enjoyed a prosperous run on stages in San Francisco, Los Angeles and Las Vegas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

        The following table discloses compensation paid during the fiscal year ended December 31, 2001 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2001 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                   ANNUAL COMPENSATION             ALL OTHER
       NAME AND PRINCIPAL                         SALARY          BONUS           COMPENSATION
            POSITION                 YEAR          ($)             ($)                 ($)
       ------------------            ----         ------          -----           ------------
          Vivian Nehls               2001           0(1)             0                  0
President, Treasurer and Director

          Netta Girard               2001           0(1)             0                  0
     Secretary and Director


(1) Mrs. Nehls and Mrs. Girard have agreed to defer salaries until the Company generates cash flow sufficient to meet its financial obligations. Their salaries will not accrue.

        STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

        No stock options were granted in the previous year.

        COMPENSATION OF DIRECTORS

        Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor have we entered into any negotiations or activities in this regard.

        EMPLOYMENT AGREEMENTS

        No such agreement(s) exists between any executive and the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by:
(i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.

                                  COMMON STOCK

         Name of Beneficial Owner           Number of Shares      % of Class
         ------------------------           ----------------      ----------
         Vivian Nehls                              62,500           11.90%
         2949 E. Desert Inn Rd, Suite 1D
         Las Vegas, Nevada 89121

         Netta Girard                             200,000           38.10%
         3153 Bel Air Drive
         Las Vegas, Nevada 89109

         David Rodgers                             62,500           11.90%
         2949 E. Desert Inn Rd, Suite 1D
         Las Vegas, Nevada 89121
                                                 --------           ------
         All Executive Officers and               262,500           50.00%
         Directors as a Group
                                                 ========           ======
         All 5% plus shareholders                 325,000           61.90%
                                                 ========           ======


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There are no relationships or related transactions to report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

        A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

        The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOJAVE SOUTHERN, INC.


Date: April 14, 2002
     ----------------------

                                          By: /s/ VIVIAN NEHLS
                                             ----------------------------------
                                             Vivian Nehls,
                                             President and Treasurer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: April 14, 2002


By: /s/ VIVIAN NEHLS
   -----------------------------
    Vivian Nehls,
    President and Treasurer (Principal Executive Officer)




Date: April 14, 2002
     ---------------------------


By: /s/ NETTA GIRARD
   -----------------------------
    Netta Girard,
    Secretary

INDEX TO EXHIBITS

  EXHIBIT    NAME AND/OR IDENTIFICATION OF EXHIBIT
  NUMBER
     3       Articles of Incorporation & By-Laws

                 (a) Articles of Incorporation of the Company. Incorporated by reference to the exhibits to the Company's General Form For
                 Registration Of Securities Of Small Business Issuers on Form
                 10-SB, previously filed with the Commission. (b) By-Laws of the Company. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small
                 Business Issuers on Form 10-SB, previously filed with the Commission.

    23       Consent of Experts and Counsel

                 Consent of independent public accountant