Form 10QSB
period 2002-03-31
MOJAVE SOUTHERN INC
filed 2002-05-15
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number: 000-31249

Mojave Southern, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0331369

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2949 E. Desert Inn Road, Suite 1D, Las Vegas, NV	89121

(Address of principal executive offices)	(Zip Code)

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
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer’s classes of common stock as of the most recent practicable date: 525,000

Mojave Southern, Inc.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant’s Review Report	4

Balance Sheet March 31, 2002 (unaudited)	5

Statements of Operations For the Three Months Ending March 31, 2002 (unaudited) and the Period December 30, 1994 (Inception) to March 31, 2002 (unaudited)	6

Statements of Cash Flows For the Three Months Ending March 31, 2002 (unaudited) and the Period December 30, 1994 (Inception) to March 31, 2002 (unaudited)	7

Notes to Financial Statements	8

Item 2. Management’s Discussion and Plan of Operation	10

PART II — OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURES	13

Mojave Southern, Inc.

Balance Sheet
as of
March 31, 2002 (unaudited)

and

Statements of Operations
and
Cash Flows
for the Three Months Ending
March 31, 2002 (unaudited)
and
the Period December 30, 1994 (Inception) to March 31, 2002 (unaudited)

MARK SHERMAN, CPA
316 SOUTH JONES BOULEVARD
LAS VEGAS, NV 89107
PHONE (702) 645-6318 FAX: (702) 645-1604

ACCOUNTANT’S REVIEW REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Mojave Southern, Inc. (a Nevada Corporation) as of March 31, 2002, and the related statements of income and stockholders’ equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mojave Southern, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying March 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the year ended December 31, 2001, were audited by me and I expressed an unqualified opinion on them in my report dated February 14, 2002, but I have not performed any auditing procedures since that date.

Mark S. Sherman
May 8, 2002

MOJAVE SOUTHERN, INC.
BALANCE SHEET
MARCH 31, 2002
(unaudited)

ASSETS

CURRENT ASSETS
Cash	327
Accounts Receivable	46,797
Prepaid Expenses	1,500
Inventory	237
TOTAL CURRENT ASSETS	$48,861
FIXED ASSETS
Equipment	$4,976
Furniture and Fixtures	6,064
Less: Accumulated Depreciation	(4,200)
TOTAL FIXED ASSETS, NET	$6,840
OTHER ASSETS
Refundable deposits	3,300
Goodwill (Note 5)	100,962
Other	9,318

TOTAL OTHER ASSETS	113,580

TOTAL ASSETS	$169,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$118,176
Other Current Liabilities	82,345

TOTAL CURRENT LIABILITIES	$200,521
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value Authorized 50,000,000 shares; Issued and outstanding at March 31, 2002 525,000 shares	$525
Additional Paid In Capital	$114,669
Retained Earnings (Deficit)	$(146,434)

TOTAL STOCKHOLDERS’ EQUITY	$(31,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,281

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	January 1, 2002	December 30, 1994
	to	(Inception) to
	March 31, 2002	March 31, 2002

INCOME
Revenue	$7,110	$67,769

TOTAL INCOME	7,110	67,769
EXPENSES
General and administrative	$16,138	$214,203

TOTAL EXPENSES	$16,138	$214,203

NET PROFIT (LOSS)	$(9,028)	$(146,434)

NET PROFIT (LOSS)
PER SHARE	$(0.0172)	$(0.2789)

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	525,000	525,000

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	January 1, 2002	December 30, 1994
	to	(Inception) to
	March 31, 2002	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,028)	$(146,434)
Depreciation and Amortization	2,061	12,991
Accounts Receivable increase	$(1,763)	$(46,797)
Refundable deposits increase	$(0)	$(3,300)
Inventory increase	$24	$(237)
Prepaid Expenses increase	$0	$(1,500)
Goodwill	$(4,334)	$(100,962)
Other Assets	$(0)	$(17,474)
Accounts Payable (decr)increase	$12,445	$199,886

CASH FLOWS FROM OPERATING ACTIVITIES	$(595)	$(103,827)
CASH FLOWS FROM INVESTING ACTIVITIES
Issue Common Stock		$525
Additional Paid In Capital		$114,669
Purchase of Equipment		$(11,040)
CASH FLOWS FROM INVESTING ACTIVITIES		$104,154
Net increase (decrease) in Cash	$(595)	$327
Cash Beginning of Period	$922	$0
Cash March 31, 2002	$327	$327

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

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

NOTE 2 — INVESTMENT IN NORDEN ASSOCIATES, INC.

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

NOTE 3 — INVESTMENT IN NETTA’S SALON

     On May 12, 1999 Norden Associates, Inc. purchased “Bella Dona Hair and Nails”, a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta’s Salon. The following information of Netta’s Salon is selected financial information at March 31, 2002 and March 31, 2001:

	Unaudited	Audited
	March	March
	31, 2002	31, 2001

ASSETS
Current assets	$6,114	$5,708
Fixed assets	6,839	5,862
Other assets	9,318	11,066

	$22,271	$22,636

MOJAVE SOUTHERN, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 4 — INVESTMENT IN NETTA’S SALON (CONTINUED)

LIABILITIES AND OWNERS EQUITY
Current liabilities	$32,307	$20,682
Owners’ (deficit) equity	(10,036)	1,954

	$22,271	$22,636

     Revenues and net income (loss) for the three months ended March 31, 2002 and March 31, 2001 are as follows:

	March 31,	March 31,
	2002	2001

Revenues	$7,110	$6,898
Net income (loss)	$(4,067)	$(15,263)

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

General

     Our mission is to provide Salon and Day Spa services, away from the hustle and bustle of the Las Vegas Strip, at affordable pricing, rendering our customers with the preeminent service and pampering that Salon and Day Spa consumers envision as their expected experience. We specialize in offering Hair Care, Manicure, Masseuse, Esthetician, Henna, Permanent Eye Makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the Salon’s local community.

     We have positioned ourselves in a location away from the hustle and bustle of the famed Las Vegas Strip. As such, our pricing structure for cost items such as rent, parking, and other realty services is more modest than near the Strip. These cost reliefs are passed on to the consumer in the form of lower prices for the Company’s Salon and Day Spa services.

     We offer Salon and Day Spa services that answer the unfilled needs of consumers who prefer to buy their leisure time service purchases within a local area close to home, and to Las Vegas Resort goers who are unable to book an appointment at a Resort’s Salon and Spa. Our services answer the consumers’ want for most, if not all of the services associated with a major hotel or chain Salon and Day Spa, at prices less than those commanded by Resort based service providers. Our management team and service providers have significant experience in providing Salon and Day Spa services in the Las Vegas Valley area.

Results of Operations

     We have yet to generate significant revenues, however, we plan to continue operating Netta’s Salon, which we believe to be around the corner from profitability. Thereafter, the Company anticipates opening additional Salons with a view toward increasing profitability, and thus, shareholder value.

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

Liquidity and Capital Resources

Net Loss. Due to our general and administrative expenses, we experienced a net loss of $9,028 in the three month period ended March 31, 2002 and $146,434 in the period December 30, 1994 (Inception) to March 31, 2002. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize revenues from our services in the fiscal year 2002.

Liquidity. At March 31, 2002, we had a working capital deficit of $151,660. Since inception, net cash used in operating activities was $103,827. Thus we are dependent upon cash flows provided by investing activities, through the issuance of common stock and borrowings from stockholders. Net cash provided by financing activities since inception were $104,154. We estimate our capital requirements to total approximately $2,000 per month for the next 12 to 24 months.

     We have generated only $7,110 in revenues during this reporting period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our products and services during the next 12 months, of which we cannot guarantee. The receipt of funds from subsequent Private Placement Offerings or loans obtained through private and public sources may be anticipated to offset our near term capital requirements for the next 12 months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

     All investor inquiries should be directed to Mrs. Vivian Nehls, President, Mojave Southern, Inc., 2949 E. Desert Inn Road, Suite 1D, Las Vegas, Nevada 89121, phone 702-451-2029.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company. Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company. Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10—SB, previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mojave Southern, Inc.

(Registrant)

Date: May 14, 2002

By: /s/ Netta Girard
        Netta Girard, Secretary