Form 10KSB/A
period 2001-12-31
MOJAVE SOUTHERN INC
filed 2002-07-17
CIK 1071941

United States
Securities and Exchange Commission
Washington, D.C. 20549

Amendment No. 1 to Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_________to __________

Commission File Number 0-31249

MOJAVE SOUTHERN, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	88-0331369
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2949 E. DESERT INN ROAD, SUITE 1D, LAS VEGAS, NV	89121
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (702) 451-2029

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized,
525,000 issued and outstanding as of December 31, 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

As of the date of this filing, the Company’s Common Stock is not trading. The filing of this report is to maintain its current reporting status with the Securities and Exchange Commission.

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

PART I

ITEM 1. BUSINESS.

OVERVIEW AND HISTORY

     Mojave Southern, Inc., (“Mojave” or the Company) is a Nevada Corporation which was formed on December 13, 1994 by Samuel J. Incorvia. Mojave’s principal place of business is located at 2949 East Desert Inn Road, Suite 1D, Las Vegas, Nevada, 89121.

     On March 15, 1995, Richard Incorvia, the son of Samuel J. Incorvia’s, assumed the position of Mojave’s President upon the death of his father. On July 15, 1996, Mr. Richard Incorvia resigned as Mojave’s sole officer and director, and at the same time Cathy Souers became its President and Sole Director.

     On April 4, 1998, Cathy Souers resigned as Mojave’s sole officer and director. Contemporaneously, Vivian Nehls was elected as Mojave’s President and Treasurer and David Rodgers was elected as Mojave’s Secretary. Both Ms. Nehls and Mr. Rodgers became members of Mojave’s Board of Directors.

     On May 6, 1998, Mojave’s Board of Directors authorized an exempt offering pursuant to Rule 504 of Regulation D, through which, 200,000 common shares of Mojave were offered to the public at a cost of $0.25 per share. This exempt offering was fully subscribed between May 6, 1998, and June 30, 1998.

     On February 29, 2000, Mojave and Norden Associates, Inc., a Nevada Corporation, completed a Stock Exchange Agreement whereby Mojave issued 200,000 of its Restricted Common Shares in exchange for 100% of the issued and outstanding shares of Norden Associates, Inc. Norden Associates, Inc., owned and operated Netta’s Salon, which now is owned and operated by Mojave. Norden Associates, Inc.’s sole officer and director was Netta Girard, who, as part of the Stock Exchange Agreement was granted a seat on Mojave’s Board of Directors for a period of one year.

BACKGROUND

     The Company was organized to engage in any lawful corporate business. Prior to operating under a d/b/a as American Association of Nail Technicians, Mojave’s activities were development stage. With the inception of American Association of Nail Technicians, Mojave operated under a business plan whereby nail technicians were solicited and sold memberships in American Association of Nail Technicians, an entity which provided publications, training, services and benefits to its nail technician membership body.

     While initially successful in its membership recruiting process, American Association of Nail Technicians’ business plan became subject to the unfortunate and unpredictable difficult pregnancy of its driving force, Vivian Nehls. At this time and absent the daily attention and energy of Mrs. Nehls, interest in American Association of Nail Technicians waned. At this time, and while still operating, it became apparent that American Association of Nail Technicians would be forced to abandon its business plan.

     Post child birth Mrs. Nehls sought to once again add value to Mojave’s shareholders. As such, Mrs. Nehls sought out a merger candidate with a viable ongoing business. At this time, Mrs. Nehls approached Netta Girard regarding the possibility of a merger between Mojave and Norden Associates, Inc.

     Norden Associates, Inc., is a Nevada Corporation that was formed on March 17, 1987, as P.G. & T Service Co., Inc. P.G. & T. Service Co., Inc., changed its name to Norden Associates, Inc., on June 3, 1996. At the time of the Stock Exchange Agreement, Norden Associates, Inc., had only 100,000 shares issued and outstanding.

     Norden Associates, Inc., was a development stage company until early 1999. At such time, Netta Girard became the sole shareholder, officer and director of Norden Associates, Inc., and began the preparation and execution of the business plan for Netta’s Salon.

     Under the direction and careful scrutiny of Netta Girard, Netta’s Salon was born. On May 12, 1999, Norden Associates, Inc., purchased all of the tangible and intangible assets of Bella Dona Hair and Nails for $22,000, a Las Vegas Beauty Salon that had been in operation for in excess of five years. The tangible assets purchased are identified as follows:

1 Reception Counter	1 Reception Chair	1 High Back Stool
10 Hairstylist Chairs	10 Wall Length Mirrors	10 Hairstylist Stations
3 Shampoo Bowls	5 Chair Placed Hair Dryers	3 Shampoo Chairs
5 Nail Stations	1 Magnifying Facial Light	5 Nail Tech Customer Chairs
5 Nail Tech Chairs	1 Pedicure Chair, Swivel with Vibrator	1 Jet Pedicure Basin
1 Pedicure Rolling Stool	12 Station Telephones (2 inoperative)	3 Rolling Tech Cabinets
1 Vacuum	1 Two Drawer Metal File Cabinet	2 Reception Counters, 3 Shelves Per
1 Audio System	1 Section Metal Locker Cabinet	4 Tech Storage Cabinets
2 Air Purifiers	1 Entrance Floor Mat	1 Foot Stool
1 Rolling Stool	1 Neon Window Sign	1 Facial Table, Upholstered, Full Length With Storage
1 Child Seat	1 Three-Step Stool	1 Clothes Washer
1 Clothes Dryer	1 Microwave Oven	1 Refrigerator
1 Round “PVC” Table	1 “PVC” Chair	5 Folding Chairs
3 Retail Cabinets	1 Makeup Station	1 Adjustable Makeup Chair
1 Flat Table	10 Chair Rubber Floor Mats	4 Custom Crafted Upholstered Waiting Chairs

     Additionally, the purchase included, all of the retail items on the shelves at the time of sale; all of the cleaning equipment and supplies on hand at the time of sale; and miscellaneous leasehold improvements.

     Concomitant with the asset purchase, Norden Associates became obligated under a certain Assignment of Lease that was originally entered into and executed by and between Andrew S. Fonfa, Lessor, and Bella Donna Hair and Nails on August 18, 1997, including a certain exercise of Lease Option dated July 1, 1998, covering real property commonly identified as 2949 E. Desert Inn, Suite 1D, Las Vegas, Nevada, 89121, through August 31, 2003. Under this Lease and Option, Norden Associates, Inc., assumed a monthly rent obligation beginning June 1, 1999 (Norden Associates, Inc.’s, rental obligation for May 1999 was pro-rated from May 12, 1999, and includes as part of the $22,000 purchase price) of $1,500 per month through and including May 2000. Thereafter, for the remaining term of the Lease, the monthly rental fee will be increased in accordance with the Consumer Price Index with increases capped at a maximum of 5% per year. Mojave is now actively engaged in the operation and management of Netta’s Salon.

BUSINESS OF THE ISSUER

     Mojave, through Netta’s Salon, provides affordable Salon and Day Spa services to under serviced areas in the Las Vegas valley area of Nevada. The Salon and Day Spa industry continues to be a growth industry as more and more women join the work force and thereby gain disposable income. Its growth is due in part to the fact that having your hair, nails and feet groomed and a body massage just feels great. Additionally, television and the movie industry continue to show us a thinner more vibrant picture of health and beauty that we may wish to aspire to, and, where Las Vegas residents, domiciliaries and tourists are concerned, there is always the “Show Girl or Dancer” image of youth that must be maintained. Netta’s Salon was formed to focus on the exploitation of these public wants, needs, and perceptions, with the goal of becoming a leading independent provider of Salon and Day Spa services in the Las Vegas area.

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

     Mojave’s inherent strengths now include the long established and well networked residency of Director Netta Girard, and the knowledge and vision of Officer and Director Vivian Nehls. The synergy among Netta and Vivian has attracted a list of qualified professionals with established client bases that have staffed the Desert Inn location.

     Neither Mojave, Netta’s Salon nor Norden Associates, Inc., have been involved in any bankruptcy, receivership or similar proceeding. Neither Mojave, Netta’s Salon nor Norden Associates, Inc., have been subject to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS AND SERVICES

     Mojave’s mission is to provide Salon and Day Spa services, away from the Las Vegas Strip, at affordable pricing, rendering its customers with the preeminent service and pampering that Salon and Day Spa consumers envision as their expected experience. Mojave specializes in offering Hair Care, Manicure, Masseuse, Esthetician, Henna, Permanent Eye Makeup, and tanning facilities to consumers at affordable prices. Primary emphasis is placed on offering personal care and service to customers in the Salon’s local community.

     Mojave has positioned itself in a location away from the Las Vegas Strip. As such, Mojave’s pricing structure for cost items such as rent, parking, and other realty services is more modest than near the Strip. These cost relief’s are passed on to the consumer in the form of lower prices for the Company’s Salon and Day Spa services.

     Mojave offers Salon and Day Spa services that answer the unfilled needs of consumers who prefer to buy their leisure time service purchases within a local area close to home, and to Las Vegas Resort goers who are unable to book an appointment at a Resort’s Salon and Spa. Mojave’s services answer the consumers want for most, if not all of the services associated with a major hotel or chain Salon and Day Spa, at prices less than those commanded by Resort based service providers. Mojave’s management team and service providers have significant experience in providing Salon and Day Spa services in the Las Vegas Valley area.

MARKET OVERVIEW

     The Las Vegas/Henderson area of Nevada has been either the top one or two growth cities in the United States, in terms of population added, for the last decade. Further, Las Vegas, Nevada has been and remains one of the top vacation and convention centers in the world. Currently, no significant alteration to the forgoing is in sight.

     Mojave is a specialty service provider and retailer of Salon and Day Spa services and products. Mojave believes that the growth potential of a specialty service provided and retailer is dependant upon three primary factors: (1) the size of the market for services and products; (2) the market’s growth rate; and (3) the share of the market that can be earned and held through customer satisfaction.

     Sales growth is typically driven by gains in market share rather than by overall market growth. The appropriate inquire being, “How does Mojave attract and maintain a customer base? Mojave believes that by targeting under served areas of the greater Las Vegas area for store locations, while at the same time being within a convenient commuting distance from the Las Vegas Strip, there should be a reduction in fixed operating costs for major items such as realty and other services, and thus, increased profitability. Mojave’s focus, therefore, is to pass these reductions in operating expenses through to the consumer, while at the same time providing services and products typified by the Resort Based operators.

NEW PRODUCT OFFERINGS

     Mojave has not publicly announced any new products and/or services.

DISTRIBUTION, MARKETING AND CUSTOMER RELATIONS

All services and products offered by Mojave are offered, exclusively,

within the confines of the Salon and Day Spa.

COMPETITION

     Competition in the Salon and Day Spa business is ever present. Both individual operators and “chain” stores participate within the marketplace. However, few Salon and Day Spa service and product providers offer a complete package of Salon and Day Spa services and products. Mojave, in filling this market niche, offers Beauty Supply, Hairdressing, Manicurists, Massage Therapy, Esthetician, Henna, Permanent Eye Makeup and tanning services. When you look in the yellow pages under Beauty, you find the by-lines fill up four full pages. That is, hair by -, or nails by -, or hands and feet by -. Further, many limited service Salon’s and Spa’s fail, in pertinent part, due to lack of diversification in their services. Mojave had concluded that there are many limited service privateers in its competitive geographic are. These limited service privateers, however, do not offer any organized form of competition in the full service Salon and Day Spa arena.

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

     All of Mojave’s Manicurists, Hairdressers, Massage Therapists, Estheticians, Permanent Eye Makeup Artists and the like are licensed by the State of Nevada. In addition, the Salon itself is licenses by the State of Nevada. Other than these licensing issues, Mojave does not expect that its providing of Salon and Day Spa services shall come under any additional regulatory requirements or scrutiny.

PROPRIETARY RIGHTS

     We do not possess trademarks, patents, or copyrights, in relation to the products we sell and the services we provide.

EMPLOYEES

     All individuals performing services at Netta’s Salon and Day Spa are independent contractors who rent space from the Company. The Company has no full time or part time employees.

RISK FACTORS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

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

OUR COMPETITION COULD NEGATIVELY IMPACT OUR ABILITY TO GENERATE REVENUES

     Competition in the Salon and Day Spa business is ever present. Both individual operators and “chain” stores participate within the marketplace. However, few Salon and Day Spa service and product providers offer a complete package of Salon and Day Spa services and products. Mojave fills this market niche by offering Beauty Supply, Hairdressing, Manicurists, Masseuse, Esthetician, Henna, Permanent Eye Makeup and tanning services. Further, many limited service Salon’s and Spa’s fail, in pertinent part, due to lack of diversification in their services. We believe that there exists many limited service privateers in our competitive geographic area. These limited service privateers, however, do not offer any organized form of competition in the full service Salon and Day Spa arena.

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

     We have not entered into long-term employment agreements with any of our key personnel and currently have no “Key Man” life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

POSSIBLE FUTURE ISSUANCES OF COMMON STOCK WILL HAVE A DILUTIVE AFFECT ON EXISTING SHAREHOLDERS

     The Company is authorized to issue up to 25,000,000 Shares of common stock. Presently, there are 525,000 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate our executive officers or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders’ interests, which could severely adversely affect the market liquidity for and value of our securities.

ITEM 2. PROPERTIES.

     The Company currently leases certain real property commonly identified as 2949 E. Desert Inn Road, Suite 1D, Las Vegas, Nevada, 89121. The operative lease is in effect through August 31, 2003. Monthly rent is $1500.00 per month. The monthly rental fee increases each year in accordance with the Consumer Price Index with increases capped at a maximum of 5% per year. We do not have any additional facilities. Currently, we do not have any proposed programs for the renovation, improvement or development of this office space. If required, we believe there is suitable commercial office space available at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

     We were not subject in the year 2001, nor are we currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, par value $0.001 per share (the “Common Stock”), is not currently trading. We are currently in the process of obtaining listing status on the over the counter bulletin board and are filing this Form 10-KSB to maintain our current filing status with the Securities and Exchange Commission.

HOLDERS

     As of December 31, 2001 there were 36 stockholders of record of our Common Stock.

DIVIDEND POLICY

     We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     The following sales of unregistered Company Securities (Common Stock), were issued in accordance with certain exemptions from registration made available by the Federal Securities Laws. The exemption or exemptions utilized and relied upon by the Company in its offer and/or sale of certain unregistered Company Securities are provided by the Securities Act of 1933, as amended and as promulgated by the United States Securities and Exchange Commission (hereinafter “the Act”), and contained in sections 3(b) and/or 4(2) thereof. In addition, certain other exemptions from registration provided in Subsection 11 of Section 90.530 of the Nevada Revised Statutes pertaining to the offer and/or sale of unregistered Securities was relied upon by the Company.

     Mojave was formed by Samuel J. Incorvia (now deceased) for an initial capital contribution of $1,000. Mr. Samuel J. Incorvia was issued 50,000 common shares in return for his capital contribution. On March 15, 1995, Samuel J. Incorvia’s founders shares were transferred to his son, Richard Incorvia, and at such time, Richard Incorvia became Mojave’s President and the sole member of its Board of Directors.

     On July 15, 1996, Mr. Richard Incorvia resigned as Mojave’s sole officer and director, and returned his 50,000 common shares to Mojave in return for his father’s original capital contribution of $1,000. Contemporaneously, Cathy Souers contributed $1,000 to Mojave and became its President and Sole Director.

     On April 4, 1998, Cathy Souers resigned as Mojave’s sole officer and director, and returned her 50,000 common shares to Mojave in return for her $1,000 contribution. Contemporaneously, Vivian Nehls was elected as Mojave’s President and Treasurer and David Rodgers was elected as Mojave’s Secretary. Both Ms. Nehls and Mr. Rodgers became members of Mojave’s Board of Directors.

     Vivian Nehls and David Rodgers were each issued 62,500 shares of Mojave common stock in exchange for total consideration in the amount of $37,500. Mrs. Nehls and Mr. Rogers each contributed $3,750 to Mojave, along with 2,143 (a total of 4286) common shares of R & R Resources, Inc., which were then valued at $7.00 per share.

     On May 6, 1998, Mojave’s Board of Directors authorized an exempt offering pursuant to Rule 504 of Regulation D, through which, 200,000 common shares of Mojave were offered to the public at a cost of $0.25 per share. This exempt offering was fully subscribed between May 6, 1998, and June 30, 1998. There were 33 subscribers.

     On February 29, 2000, Mojave and Norden Associates, Inc., a Nevada Corporation, completed a Stock Exchange Agreement whereby Mojave issued 200,000 of its Restricted Common Shares in exchange for 100% of the issued and outstanding shares of Norden Associates, Inc. Norden Associates, Inc., owned and operated Netta’s Salon, which now is owned and operated by Mojave. Norden Associates, Inc.’s sole officer and director was Netta Girard, who, as part of the Stock Exchange Agreement was granted a seat on Mojave’s Board of Directors for a period of one year.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

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

     We have positioned ourself in a location away from the Las Vegas Strip. As such, our pricing structure for cost items such as rent, parking, and other realty services is more modest than near the Strip. These cost relief’s are passed on to the consumer in the form of lower prices for the Company’s Salon and Day Spa services.

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

LIQUIDITY AND CAPITAL RESOURCES

Net Loss. Due to our general and administrative expenses, we experienced a net loss of $33,663 in 2001 and $150,667 in the period December 30, 1994 (Inception) to December 31, 2001. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize revenues from our services in the fiscal year 2002.

Liquidity. At December 31, 2001, we had a working capital deficit of $150,667. Since inception net cash used in operating activities was $150,667. Thus we are dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from stockholders. Net cash provided by financing activities since inception were $150,667. We estimate our capital requirements to total approximately $2,000 per month for the next 12 to 24 months.

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

ITEM 7. FINANCIAL STATEMENTS.

MARK SHERMAN, CPA
316 SOUTH JONES BOULEVARD
LAS VEGAS, NV 89107
PHONE (702) 645-6318 FAX: (702) 645-1604

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheet of Mojave Southern, Inc. and subsidiary as of December 31, 2001; and the related statement of operations, stockholders’ equity and cash flows for the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ Mark S. Sherman
February 14, 2001

MOJAVE SOUTHERN, INC.
BALANCE SHEET
DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
Cash	$922
Accounts Receivable	45,034
Prepaid Expenses	1,500
Inventory	261
TOTAL CURRENT ASSETS	$47,717
FIXED ASSETS
Equipment	$4,976
Furniture and Fixtures	6,064
Less: Accumulated Depreciation	(4,714)
TOTAL FIXED ASSETS, NET	$6,326
OTHER ASSETS
Refundable deposits	3,300
Goodwill (Note 5)	76,873
Other	8,444

TOTAL OTHER ASSETS	88,717

TOTAL ASSETS	$142,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$81,665
Other Current liabilities	96,568

TOTAL CURRENT LIABILITIES	$178,223
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value
Authorized 50,000,000 shares; Issued and outstanding at December 31, 2001 525,000 shares	$525
Additional Paid In Capital	$114,669
Retained Earnings (Deficit)	$(150,667)

TOTAL STOCKHOLDERS’ EQUITY	$(35,473)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$(142,760)

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
STATEMENT OF OPERATIONS

		December 30, 1994
	January 1, 2001	(Inception)
	to	to December 31,
	December 31, 2001	2001

INCOME
Revenue	$29,783	$60,659

TOTAL INCOME	29,783	60,659
EXPENSES
General and Administrative	$63,446	$211,326

TOTAL EXPENSES	$63,446	$211,326

NET PROFIT (LOSS)	$(33,663)	$(150,667)

NET PROFIT (LOSS) PER SHARE	$(0.0641)	$(0.2869)

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	525,000	525,000

See accompanying notes to financial statements

MOJAVE SOUTHERN, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
December 31, 2001

	Common Stock

	Number		Additional
	Of		Paid In	Retained
	Shares	Amount	Capital	Earnings (Deficit)

January 10, 1995
Issued for cash	50,000	$50	$3,542
Net (Loss), 12-30-94 (inception) to 12-31-95				$(80)

Balance Dec. 31, 1995	50,000	$50	$3,542	$(80)
Net (Loss), 12-30-96				$(3,307)

Balance Dec. 31, 1996	50,000	$50	$3,542	$(3,387)
Net (Loss), 12-31-97				$(209)

Balance Dec. 31, 1997	50,000	$50	$3,542	$(3,596)
April 4, 1998 issued
For cash and stock	125,000	$125	$11,527
April 4, 1998 cancel
Shares issued in 1995	(50,000)	$(50)
October 2, 1998 Issued for cash	200,000	$200	$49,800
Net (Loss), 12-31-98				$(66,306)
Net (Loss), 12-31-99				$(20,850)

Balance Dec. 31, 1999	325,000	$325	$64,869	$(90,752)
February 29, 2000 issued
For 100% of stock of Norden
Associates, Inc. stock	200,000	$200	$49,800
Net (Loss), December 31, 2000				$(26,252)

Balance December 31, 2000	525,000	$525	$114,669	$(117,004)

Net (Loss), December 31, 2001				$(33,663)

Balance December 31, 2001	525,000	$525	$114,669	$(150,667)

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.
STATEMENT OF CASH FLOWS

		December 30, 1994
	January 1, 2001	(Inception)
	to	to December 31,
	December 31, 2001	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(33,663)	$(150,667)
Depreciation and Amortization	6,380	15,296
Accounts Receivable increase	$(100)	$(45,034)
Marketable Securities decrease	$4,152	$0
Refundable deposits increase	$(0)	$(3,300)
Inventory increase	$(261)	$(261)
Prepaid Expenses increase	$(1,500)	$(1,500)
Goodwill	$(1,012)	$(77,831)
Other Assets	$(0)	$(17,474)
Accounts Payable (decr) increase	$29,926	$177,539

CASH FLOWS FROM OPERATING ACTIVITIES	$922	$(103,232)
CASH FLOWS FROM INVESTING ACTIVITIES
Issue Common Stock		$525
Additional Paid In Capital		$114,669
Purchase of Equipment		$(11,040)
CASH FLOWS FROM INVESTING ACTIVITIES		$104,154
Net increase (decrease) in Cash	$922	$922
Cash
Beginning of Period	$-0-	$0
Cash

December 31, 2001	$922	$922

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

NOTE 3 — INVESTMENT IN NETTA’S SALON

     On May 12, 1999 Norden Associates, Inc. purchased “Bella Dona Hair and Nails”, a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta’s Salon. The following audited information of Netta’s Salon is selected financial information at December 31, 2001 and December 31, 2000:

	December 31,	December 31,
	2001	2000

ASSETS
Current assets	$6,193	$1,906
Fixed assets	6,287	5,576
Other assets	8,444	11,940

	$20,924	$19,422

NOTE 4 — INVESTMENT IN NETTA’S SALON (CONTINUED)

LIABILITIES AND OWNERS EQUITY
Current liabilities	$29,700	$2,058
Owners’ (deficit) equity	(8,776)	17,364

	$20,924	$19,422

     Revenues and net income (loss) for the twelve months ended December 31, 2001 and December 31, 2000 are as follows:

	December 31,	December 31,
	2001	2000

Revenues	$29,783	$30,876

Net income (loss)	$(26,148)	$(16,885)

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

     The name, age, position and date of appointment of the Company’s directors and executive officers are as follows:

Name	Age	Position	Appointed

Vivian Nehls	29	President, Treasurer and	April 4, 1998
		Director
Netta Girard	72	Secretary and Director	February 29, 2000

     VIVIAN NEHLS, PRESIDENT, TREASURER AND DIRECTOR — has been a licensed nail technician in Las Vegas Nevada since 1993. Prior to becoming a nail technician, Mrs. Nehls was a sales manager for North American Enterprises in Las Vegas, Nevada, from 1989 to 1992.

     NETTA GIRARD, TREASURER AND DIRECTOR — was born in England where she trained at the London School of Arts as an entertainer in Musical Comedy. After graduation, Mrs. Girard practiced her craft in both England and the United States. Mrs. Girard engaged in live performances, many of which were transmitted by the British Broadcast Corporation. After coming to the United States, Mrs. Girard became co-owner and operator of the “Johnny Dennis Show,” a musical comedy that enjoyed a prosperous run on stages in San Francisco, Los Angeles and Las Vegas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table discloses compensation paid during the fiscal year ended December 31, 2001 to (i) the Company’s Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2001 whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

		ANNUAL COMPENSATION
					ALL OTHER
NAME AND PRINCIPAL		SALARY		BONUS	COMPENSATION
POSITION	YEAR	($)		($)	($)

Vivian Nehls	2001	0	(1)	0	0
President, Treasurer and Director
Netta Girard	2001	0	(1)	0	0
Secretary and Director

(1)	Mrs. Nehls and Mrs. Girard have agreed to defer salaries until the Company generates cash flow sufficient to meet its financial obligations. Their salaries will not accrue.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

COMMON STOCK

Name of Beneficial Owner	Number of Shares	% of Class

Vivian Nehls	62,500	11.90%
2949 E. Desert Inn Rd, Suite 1D
Las Vegas, Nevada 89121
Netta Girard	200,000	38.10%
3153 Bel Air Drive
Las Vegas, Nevada 89109
David Rodgers	62,500	11.90%
2949 E. Desert Inn Rd, Suite 1D
Las Vegas, Nevada 89121

All Executive Officers and Directors as a Group	262,500	50.00%

All 5% plus shareholders	325,000	61.90%

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

MOJAVE SOUTHERN, INC.

Date:	July 15, 2002

By:	/s/ VIVIAN NEHLS

Vivian Nehls, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date:	July 15, 2002

By:	/s/ VIVIAN NEHLS

Vivian Nehls, President and Treasurer (Principal Executive Officer)

Date:	July 15, 2002

By:	/s/ NETTA GIRARD

Netta Girard, Secretary

INDEX TO EXHIBITS

EXHIBIT
NUMBER	NAME AND/OR IDENTIFICATION OF EXHIBIT

3	Articles of Incorporation & By-Laws

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