Form 10QSB/A
period 2002-03-31
MOJAVE SOUTHERN INC
filed 2002-07-17
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

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

Mark S. Sherman
May 8, 2002

MOJAVE SOUTHERN, INC.

BALANCE SHEET
MARCH 31, 2002

ASSETS

CURRENT ASSETS
Cash	284
Accounts Receivable	45,697
Prepaid Expenses	1,500
Inventory	237

TOTAL CURRENT ASSETS	$47,718
FIXED ASSETS
Equipment	$4,976
Furniture and Fixtures	6,064
Less: Accumulated Depreciation	(5,266)

TOTAL FIXED ASSETS, NET	$5,774
OTHER ASSETS
Refundable deposits	3,300
Goodwill (Note 5)	76,763
Other	7,570

TOTAL OTHER ASSETS	87,633

TOTAL ASSETS	$141,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$117,182
Other Current liabilities	68,019

TOTAL CURRENT LIABILITIES	$185,201
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value Authorized 50,000,000 shares; Issued and outstanding at March 31, 2002 525,000 shares	$525
Additional Paid In Capital	$114,669
Retained Earnings (Deficit)	$(159,270)

TOTAL STOCKHOLDERS’ EQUITY	$(44,076)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,125

See accompanying notes to financial statements.

MOJAVE SOUTHERN, INC.

STATEMENT OF OPERATIONS

		December 30, 1994
	January 1, 2002	(Inception)
	to	to March
	March 31, 2002	31, 2002

INCOME
Revenue	$7,110	$67,769

TOTAL INCOME	7,110	67,769
EXPENSES
General and Administrative	$15,713	$227,039

TOTAL EXPENSES	$15,713	$227,039

NET PROFIT (LOSS)	$(8,603)	$(159,270)

NET PROFIT (LOSS) PER SHARE	$(0.0164)	$(0.3034)

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	525,000	525,000

See accompanying notes to financial statements

MOJAVE SOUTHERN, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
March 31, 2002

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

MOJAVE SOUTHERN, INC.

STATEMENT OF CASH FLOWS

		December 30, 1994
	January 1, 2002	(Inception)
	to	to March
	March 31, 2002	31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,603)	$(159,270)
Depreciation and Amortization	1,635	17,331
Accounts Receivable increase	$(1,763)	$(46,797)
Refundable deposits increase	$(0)	$(3,300)
Inventory increase	$24	$(237)
Prepaid Expenses increase	$0	$(1,500)
Goodwill	$(4,334)	$(100,962)
Other Assets	$(0)	$(17,474)
Accounts Payable (decr)increase	$12,403	$208,339

CASH FLOWS FROM OPERATING ACTIVITIES	$(638)	$(103,870)
CASH FLOWS FROM INVESTING ACTIVITIES
Issue Common Stock		$525
Additional Paid In Capital		$114,669
Purchase of Equipment		$(11,040)
CASH FLOWS FROM INVESTING ACTIVITIES		$104,154
Net increase (decrease) in Cash	(638)	$284
Cash
Beginning of Period	$922	$0
Cash

March 31, 2002	$284	$284

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

NOTE 3 — INVESTMENT IN NETTA’S SALON

     On May 12, 1999 Norden Associates, Inc. purchased “Bella Dona Hair and Nails”, a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta’s Salon. The following information of Netta’s Salon is selected financial information at March 31, 2002 and March 31, 2001:

	Unaudited	Audited
	March	March
	31, 2002	31, 2001

ASSETS
Current assets	$6,114	$5,708
Fixed assets	6,839	5,862
Other assets	9,318	11,066

	$22,271	$22,636

NOTE 4 — INVESTMENT IN NETTA’S SALON (CONTINUED)

LIABILITIES AND OWNERS EQUITY
Current liabilities	$32,307	$20,682
Owners’ (deficit) equity	(10,036)	1,954

	$22,271	$22,636

     Revenues and net income (loss) for the three months ended March 31, 2002 and March 31, 2001 are as follows:

	March	March
	31, 2002	31, 2001

Revenues	$7,110	$6,898

Net income (loss)	$(4,067)	$(15,263)

NOTE 5 — GOODWILL-The Company records goodwill upon consolidation of its wholly owned subsidiary Norden Associates, Inc.

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

Liquidity and Capital Resources

Net Loss. Due to our general and administrative expenses, we experienced a net loss of $8,603 in the three month period ended March 31, 2002 and $159,270 in the period December 30, 1994 (Inception) to March 31, 2002. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize revenues from our services in the fiscal year 2002.

Liquidity. At March 31, 2002, we had a working capital deficit of $159,270. Since inception, net cash used in operating activities was $103,827. Thus we are dependent upon cash flows provided by investing activities, through the issuance of common stock and borrowings from stockholders. Net cash provided by financing activities since inception were $104,154. We estimate our capital requirements to total approximately $2,000 per month for the next 12 to 24 months.

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

Mojave Southern, Inc. (Registrant)

Date: July 15, 2002	By:	/s/ Netta Girard

Netta Girard, Secretary