Form 10QSB
period 2002-06-30
MOJAVE SOUTHERN INC
filed 2002-08-16
CIK 1071941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-31249
(Commission file number)

Mojave Southern, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0331369
(IRS Employer
Identification No.)

3779 E. Desert Inn Road
Las Vegas, Nevada 89121
(Address of principal executive offices)

(702) 451-2029
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002 - 525,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Mojave Southern, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Independent Auditors Report

MARK SHERMAN, CPA
316 SOUTH JONES BOULEVARD
LAS VEGAS, NV 89107
PHONE (702) 645-6318 FAX: (702) 645-1604

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Mojave Southern, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheet of Mojave Southern, Inc. and consolidated subsidiary as of June 30, 2002; and the related statement of operations, stockholders’ equity and cash flows for the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financials referred to above present fairly, in all material respects, the financial position of Mojave Southern, Inc., and subsidiary at June 30, 2002; and the results of operations and their cash flows for the period ended June 30, 2002 in conformity with generally accepted accounting principles.

Mark S. Sherman
July 23, 2002

Mojave Southern, Inc.

BALANCE SHEET

JUNE 30, 2002

Assets

Current Assets
Cash	$0
Accounts Receivable	5,831
Prepaid Expenses	1,500
Inventory	237
Total Current Assets	$7,568

Fixed Assets
Equipment	$4,976
Furniture and Fixtures	6,064
Less: Accumulated Depreciation	(5,818)
Total Fixed Assets, Net	$5,222

Other Assets
Refundable Deposits	$3,300
Goodwill (Note 5)	76,555
Other	6,696
Total Other Assets	$ 86,551

Total Assets	$ 99,341

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$120,680
Other Current Liabilities	76,637
Total Current Liabilities	$197,317

Stockholders' Equity

Common Stock, $.001 par value,
Authorized 50,000,000 shares,
Issued and outstanding at
June 30, 2002 525,000 shares	$525
Additional Paid-In Capital	114,669
Retained Earnings (Deficit)	$ (213,170)

Total Stockholders' Equity (Deficit)	$ (97,976)

Total Liabilities and Stockholders' Equity	$ 99,341

The accompanying notes are an integral part of the financial statements.

Mojave Southern, Inc.

STATEMENTOF OPERATIONS

From Inception
	January 1, 2002	(December 30, 1994)
	Through	Through
	June 30, 2002	June 30, 2002

Income
Revenue	$ 13,979	$ 74,638
Total Income	13,979	74,638

Expenses
General and Administrative	$ 76,482	$ 287,808
Total Expenses	$76,482	$ 287,808

Net Profit (Loss)	$ (62,503)	$ (213,170)

Net Profit (Loss) Per Share	$ (0.1191)	$ (0.4060)

Average Number Of Shares Of
Common Stock Outstanding	525,000	525,000

The accompanying notes are an integral part of the financial statements

Mojave Southern, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY

June 30, 2002

	Common Stock
	Number		Additional	Retained
	Of		Paid In	Earnings
	Shares	Amount	Capital	(Deficit)
January 10, 1995
Issued for cash	50,000	$50	$3,542
Net (loss), 12-30-94
(inception) to 12-31-95				$ (80)
Balance Dec. 31, 1995	50,000	$50	$3,542	$(80)

Net (Loss), 12-30-96				$ (3,307)
Balance Dec. 31, 1996	50,000	$50	$3,542	$(3,387)

Net (Loss), 12-31-97				$ (209)
Balance Dec. 31, 1997	50,000	$50	$3,542	$(3,596)

April 4, 1998 issued
for cash and stock	125,000	$125	$11,527
April 4, 1998 cancel
shares issued in 1995	(50,000)	$(50)
October 2, 1998
issued for cash	200,000	$200	$49,800
Net (Loss), 12-31-98				$ (66,306)
Net (Loss), 12-31-99				$ (20,850)
Balance Dec. 31, 1999	325,000	$325	$64,869	$(90,752)

February 29, 2000
issued for 100% of stock of
Norden Associates, Inc. stock	200,000	$200	$49,800
Net (Loss), December 31, 2000				$ (26,252)
Balance December 31, 2000	525,000	$525	$114,669	$(117,004)

Net (Loss), December 31, 2001				$ (33,663)
Balance December 31, 2000	525,000	$525	$114,669	$(150,667)

Net (Loss), June 30, 2002				$ (62,503)
Balance June 30, 2002	525,000	$525	$114,669	$(213,170)

The accompanying notes are an integral part of the financial statements

Mojave Southern, Inc.

STATEMENT OF CASH FLOWS

		From Inception
	January 1, 2002	(December 30, 1994)
	Through	Through
	June 30, 2002	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(62,503)	$(213,170)

Depreciation and Amortization	3,270	17,014
Accounts Receivable increase	39,203	(5,831)
Refundable Deposits increase	0	(3,300)
Inventory increase	24	237
Prepaid Expenses increase	0	(1,500)
Goodwill	0	(76,973)
Other Assets	0	(17,474)
Accounts Payable (decrease) increase	19,084	197,317
Cash Flows From Operating Activities	$(922)	$(104,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Issue Common Stock		$525
Additional Paid In Capital		114,669
Purchase of Equipment		(11,040)
Cash Flows From Investing Activities		$104,154

Net increase (decrease) in Cash	$(922)	$0

Cash
Beginning of Period	$ 922	$ 0

Cash
June 30, 2002	$ 0	$ 0

The accompanying notes are an integral part of the financial statements

Mojave Southern

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

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

NOTE 2 – INVESTMENT IN NORDEN ASSOCIATES, INC.

On February 29, 2000 the Company purchased 100% of the common stock of Norden Associates, Inc. dba Netta’s Salon, a company with an established source of revenue, in exchange for 200,000 shares of Mojave Southern, Inc.’s restricted common stock $.001 par value. For purposes of the transaction the value of the 200,000 shares of Mojave Southern, Inc. common stock was valued at $0.25 per share.

NOTE 3 – INVESTMENT IN NETTA’S SALON

On May 12, 1999 Norden Associates, Inc. purchased “Bella Dona Hair and Nails”, a personal care salon for $22,000 cash. Norden has continued this business by doing business under the name Netta’s Salon. The following information of Netta’s Salon is selected financial information at June 30, 2002 and June 30, 2001:

	Audited	Audited
	June 30, 2002	June 30, 2001
Assets
Current Assets	$5,696	$6,159
Fixed Assets	5,221	6,266
Other Assets	6,696	10,192
	$ 17,613	$ 22,617

Liabilities and Owners' Equity
Current Liabilities	$35,064	$26,241
Owners' (deficit) equity	(17,451)	(3,624)
	$ 17,613	$ 22,617

Revenues and net income (loss) for the three months ended June 30, 2002 and June 30, 2001 are as follows:

	June 30, 2002	June 30, 2001

Revenues	$ 6,893	$ 15,302

Net income (loss)	(8,669)	(20,855)

Mojave Southern

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

NOTE 5 – GOODWILL

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

On February 29, 2000 the Company issued 200,000 shares of stock to Norden Associates, Inc. sole shareholder.

NOTE 7 - SUBSEQUENT EVENT

On July 14, 2002 the Board of Directors determined that it is in the best interest of the Corporation and its Shareholders to amend the articles of incorporation by increasing the authorized share capital of the corporation to one hundred million (100,000,000) with a par value of .001; and, creating a five million (5,000,000) share class of preferred stock with a par value of .001.

On July 17, 2002 the Board of Directors determined that in the best interest of the Corporation and its shareholders that the Corporation declare a twenty-seven (27) share for every one (1) share stock dividend. Specifically, for every one (1) share currently owned, a shareholder shall receive twenty-seven (27) additional shares. The total issued and outstanding common stock after the stock dividend will be a total of fourteen million, seven hundred thousand shares (14,700,000). The dividend is not a mandatory share exchange. It is not necessary for shareholders to take any action to participate in this dividend. The record date for the declared dividend was July 22, 2002 at 8:00 a.m. EST.

Mojave Southern, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2002

Due to general and administrative expenses the Company experienced a net loss of $62,503 for the six-month period ending June 30, 2002. The Company anticipates the continuance of loss due to general and administrative expenses until such time as sufficient revenues are realized from operations in the fiscal year 2002.

Liquidity and Capital Resources for the Six-Months Ended June 30, 2002

At June 30, 2002, the Company had a working capital deficit of $213,170. Since inception, net cash used in operating activities was $104,154. The Company is currently dependent on cash flows provided by investing activities, through the issuance of common stock and borrowings from stockholders. Net cash provided by investing activities since inception were $104,154. The Company estimates capital requirements for the next 6 to 12 months to total approximately $2,000 per month.

The company has depleted its remaining cash of $922 and is reliant on its accounts receivable, revenues and additional investment to fulfill obligations and continue operations.

Management Plan of Operations

Mojave Southern, Inc. entered into an agreement on July 26, 2002 (amended and restated on August 12, 2002) where it will acquire all of the issued and outstanding common stock of New York Medical, Inc. New York Medical, Inc. is a provider of outpatient diagnostic and rehabilative healthcare services.

Upon closing the acquisition of New York Medical, Inc., management may adopt the operations of New York Medical, Inc. as its primary operations and will consider the benefits of continuing its Salon operations.

Mojave Southern through the operation of Netta’s Salon currently intends to provide Salon and Day Spa services, away from the hustle and bustle of the Las Vegas Strip, at affordable pricing, rendering our customers with the preeminent service and pampering that Salon and Day Spa consumers envision as their expected experience.

During the first quarter of fiscal year 2002 the Company generated revenues of $7,110; and, for the current reporting period January 1, 2002 through June 30, 2002 the Company has generated revenues of $13,979. Mojave Southern has concerns whether the continued operation of Netta's Salon remains close to generating sufficient revenues to achieve profitability. Should profitability be achieved, the Company will consider if opening additional Salons is the best available method of increasing profitability and shareholder value.

Mojave Southern, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

On July 14, 2002 the Board of Directors determined that it is in the best interest of the Corporation and its Shareholders to amend the articles of incorporation by increasing the authorized share capital of the corporation to one hundred million (100,000,000) with a par value of .001; and, creating a five million (5,000,000) share class of preferred stock with a par value of .001.

The effect of this increase of the authorized amount of common equity is that if issued could result in increase of dilution to the existing securities holders.

On July 17, 2002 the Board of Directors determined that in the best interest of the Corporation and its shareholders that the Corporation declare a twenty-seven (27) share for every one (1) share stock dividend. Specifically, for every one (1) share currently owned, a shareholder shall receive twenty-seven (27) additional shares. The total issued and outstanding common stock after the stock dividend will be a total of fourteen million, seven hundred thousand shares (14,700,000). The dividend is not a mandatory share exchange. It is not necessary for shareholders to take any action to participate in this dividend. The record date for the declared dividend was July 22, 2002 at 8:00 a.m. EST.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No changes have occurred, therefore Mojave Southern incorporates by reference the exhibits 3 (a) Articles of Incorporation and 3 (b) Bylaws filed with its disclosure statement on Form 10-SB, on August 4, 2000.

Mojave Southern, Inc. includes herewith the following exhibit:

99.1	Certification of President of Mojave Southern, Inc. pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.2	Certification of Secretary, Treasurer and Principle Accounting Officer
of Mojave Southern, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Report filed on form 8K on July 30, 2002 as amended on form 8K/a filed on August 15, 2002, which the company incorporates by reference including exhibits attached thereto, into this 10QSB Quarterly Report for the period ended June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mojave Southern, Inc.

By: /s/ Netta Girard, Secretary
Netta Girard, Secretary

Date: August 16, 2002