Form 10QSB
period 2002-09-30
CRITICAL HOME CARE INC
filed 2002-11-19
CIK 1071941

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For The Quarter Ended September 30, 2002
                        Commission File Number 000-31249


                            CRITICAL HOME CARE, INC.
             (Exact name of registrant as specified in its charter)


                 NEVADA                             88-0331369
      (State or other jurisdiction of       (I.R.S. Employer I.D. Number)
      incorporation or organization)

                762 SUMMA AVENUE
               WESTBURY, NEW YORK                      11590
     (Address of principal executive offices)         Zip code


                    Registrant's telephone no.: 516-997-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


                              YES [X]                         NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class               Number of Shares
                 Common Stock                   Outstanding
          (par value $0.25 per share)            23,725,000

    Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                              CRITICAL HOME CARE, INC.


                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       September 30, 2002 (unaudited) and December 31, 2001......       1
     Consolidated Statements of Operations
       Three Months Ended September 30, 2002
       and September 30, 2001 (unaudited)........................       2
     Consolidated Statements of Operations
       Nine Months ended September 30, 2002
       and September 30, 2001 (unaudited)........................       3
     Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2002
       and September 30, 2001 (unaudited)........................       4
     Notes to the Consolidated Financial
     Statements (unaudited)......................................       5-7
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............       7-9
   Item 3. Controls and Procedures...............................       9

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................      10
   Item 2. Changes in Securities.................................      10
   Item 3. Defaults Upon Senior Securities.......................      10
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................      10
   Item 5. Other Information ....................................      10
   Item 6. Exhibits and Reports on Form 8-K......................      10

ITEM 1


















                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
December 31,
                                                                                           2002
2001
                                                                                       ------------
-----------
                                                                                        (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash.....................................................................     $         54,000     $ 19,000
   Accounts receivable, net of allowance for
       doubtful accounts of $274,000 and $56,000............................            1,223,000      353,000
   Inventory................................................................              630,000       55,000
   Prepaid expenses.........................................................               35,000       17,000
                                                                                      -----------    ----------

       TOTAL CURRENT ASSETS.................................................            1,942,000      444,000


PROPERTY AND EQUIPMENT - AT COST, NET.......................................              340,000       36,000
GOODWILL....................................................................            2,989,000            -
SECURITY DEPOSITS...........................................................               35,000            -
OTHER INTANGIBLES...........................................................              100,000            -
                                                                                      -----------  ------------

       TOTAL ASSETS........................................................     $       5,406,000   $  480,000
                                                                                      ===========
============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt.......................................     $           7,000   $    7,000
   Accounts payable........................................................               461,000      106,000
   Accrued expenses and other current liabilities..........................               255,000       17,000
   Due to affiliate........................................................                  -          95,000
   Loans payable - shareholder.............................................................  -          97,000
   Notes payable - All Care acquisition....................................               325,000            -
   Notes payable - other...................................................               651,000            -
                                                                                        ---------     ---------
       TOTAL CURRENT LIABILITIES...........................................             1,699,000      322,000

LONG-TERM DEBT, net of current portion.....................................                11,000       16,000



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.25 par value; 100,000,000 shares authorized; 23,725,000 shares and 16,250,000 pro-forma shares issued
        and outstanding.........................................................        5,931,000        2,000
   Retained (deficit) earnings.............................................            (2,235,000)     140,000
                                                                                       ----------     ---------
       TOTAL SHAREHOLDERS' EQUITY.........................................              3,696,000      142,000
                                                                                        ---------     ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................     $        5,406,000    $ 480,000
                                                                                      ===========    ===========


     See accompanying notes to consolidated financial statements.












                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,

                                                                   2002                 2001
                                                                   ----                 ----



NET SALES..............................................     $    563,000         $      294,000
COST OF GOODS SOLD.....................................          183,000                 90,000
                                                                --------              ---------
GROSS PROFIT...........................................          380,000                204,000

OPERATING EXPENSES:
    Selling, general and administrative................          438,000                145,000
    Depreciation.......................................            7,000                  3,000
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................    $     445,000         $      148,000
                                                                --------              ---------

(LOSS) INCOME FROM OPERATIONS..........................          (65,000)                56,000
                                                                ---------            ----------
OTHER INCOME (EXPENSE):

   Interest expense....................................          (2,000)                  -
   Other income........................................          96,000                   -
                                                               ----------            ----------

NET INCOME BEFORE PRO-FORMA PROVISION FOR INCOME TAXES..          29,000                56,000

PRO-FORMA PROVISION FOR INCOME TAXES...................           11,000                22,000
                                                              ----------             -----------

PRO-FORMA NET INCOME...................................     $     18,000            $   34,000
                                                              ==========            ===========


BASIC AND DILUTED INCOME PER SHARE.....................      $    0.0011             $  0.0021
                                                                  ======                ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       16,796,000            16,250,000
                                                              ==========            ==========



                    See accompanying notes to consolidated financial statements.


                       CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,

                                                                    2002                2001
                                                                    ----                ----
NET SALES...............................................   $     1,193,000        $    714,000

COST OF GOODS SOLD......................................           379,000             218,000
                                                                 ---------            --------
GROSS PROFIT............................................           814,000             496,000

OPERATING EXPENSES:
    Selling, general and administrative.................           842,000
371,000
    Depreciation........................................            12,000               6,000
                                                                  --------             -------
      TOTAL OPERATING EXPENSES..........................           854,000             377,000
                                                                  --------             -------

(LOSS) INCOME FROM OPERATIONS...........................           (40,000)            119,000

OTHER INCOME (EXPENSE):

    Interest expense....................................            (2,000)               -
    Other income........................................            96,000              24,000
                                                                  --------             -------

NET INCOME BEFORE PRO-FORMA PROVISION FOR INCOME TAXES..            54,000             143,000

PRO-FORMA PROVISION FOR INCOME TAXES....................            21,000              57,000
                                                                  --------             -------

PRO-FORMA NET INCOME.....................................     $     33,000          $   86,000
                                                                 =========           =========


BASIC AND DILUTED INCOME PER SHARE......................      $     0.0020           $  0.0053
                                                                    ======              ======

WEIGHTED NUMBER OF SHARES OUTSTANDING...................        16,432,000          16,250,000
                                                                ==========          ==========




                   See accompanying notes to consolidated financial statements







                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                             -----------
                                                                      2002                2001
                                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income..........................................     $      54,000         $    143,000
   Adjustments to reconcile net income to
     cash used by operating activities:
       Provision for bad debts........................               45,000               48,000
       Depreciation...................................               12,000                6,000

   Changes in operating assets and liabilities Net of acquisition:
       Accounts receivable.............................            (183,000)            (350,000)
       Inventory.......................................            (142,000)             (48,000)
       Prepaid expenses................................             (18,000)              15,000
       Security deposits...............................             (21,000)                -
       Accounts payable................................              73,000               61,000
       Accrued expenses and other current liabilities..             161,000
12,000
                                                                  ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES..................             (19,000)            (113,000)
                                                                    --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................            (110,000)             (28,000)
                                                                  ----------             --------
NET CASH USED IN INVESTING ACTIVITIES..................            (110,000)             (28,000)
                                                                   ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Payment of) / Proceeds from long-term debt.........              (5,000)              24,000
   Payment of other intangibles............................         (50,000)
   Increase in due to affiliate........................                -                  70,000
   Proceeds from notes payable.........................             601,000               60,000
   Cash paid for acquisition................................       (252,000)                -
   Repayment of loans payable - shareholders...............         (35,000)                -
   Repayment of advances from affiliate.......................      (95,000)                -
                                                                   --------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............             164,000              154,000

NET INCREASE IN CASH...................................              35,000               13,000
CASH, BEGINNING OF YEAR...................................           19,000                4,000
                                                                  ---------             ---------
CASH, END OF PERIOD.......................................    $      54,000       $       17,000
                                                               ============           ===========
Supplementary information:

  Non cash investing and financing activities:
   Shares issued for acquisition..........................    $    3,500,000       $         -
                                                                ============         ============
Cash paid during the year for:

   Interest................................................   $        1,000       $         -
                                                                ============          ============
                    See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information included in this report has been prepared in conformity with the accounting principles reflected in the consolidated audited, unaudited and pro-forma financial statements included in the Form 8-K report of September 26, 2002 filed with the Securities and Exchange Commission. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the report on Form 8-K as filed with the Securities and Exchange Commission.


     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.



NOTE 2 - ACQUISITIONS


      On August 8, 2002, Classic Healthcare Solutions, Inc. ("Classic"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Homecare Alliance, Inc. ("Alliance") for a purchase price of $250,000 of which $100,000 was in cash and $150,000 was in Notes. On September 13, 2002, through another wholly-owned subsidiary, the Company acquired substantially all of the assets of All Care Medical Products, Inc. ("All Care") for $200,000 in cash, $450,000 in notes and 1,750,000 shares of the Company's common stock valued at $2.00 per share. The revenues and costs of these two operations have been included with those of the Company since their respective dates of acquisition. The allocation of the purchase prices, including certain acquisition costs of $25,000 and $130,000 respectively, was as follows:

                                    Alliance                       All Care
                                   ---------                       --------

Cash                          $        -                      $       78,000
Accounts receivable                    -                             732,000
Inventory                           168,000                          433,000
Fixed assets                        107,000                          206,000
Security deposits                      -                              14,000
Goodwill                               -                           2,989,000
Accounts payable                       -                            (157,000)
Loan payable to stockholder            -                             (15,000)
                                -----------                    -------------

                              $     275,000                   $    4,280,000
                              =============                   ==============


     On September 26, 2002, New York Medical, Inc. (NYMI) and Critical Home Care, Incorporated (Critical) consummated an acquisition agreement whereby NYMI cancelled 8,975,000 of its 14,700,000 common shares then outstanding and issued
(a) 16,250,000 new shares of restricted common stock to Critical in exchange for all of the issued and outstanding shares of Critical and, (b) 1,750,000 new shares of restricted common stock to consummate the All Care Asset Purchase as described above. This transaction resulted in a change in control of NYMI and a total of 23,725,000 outstanding shares of common stock. In addition, NYMI changed its name to Critical Home Care, Inc. The sole operating subsidiary of Critical prior to the acquisitions described above was Classic which had been acquired by Critical on July 12, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     For accounting purposes, the transaction between NYMI and Critical is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of Critical now own a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI has been recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Critical. Such historical financial statements reflect the results of operations of Classic which was a sub chapter S corporation through the date of it's acquisition on July 12, 2002 and all tax effects have therefore been shown on a pro-forma basis.


    The acquisition of Alliance was not considered material for purposes of including a pro forma condensed combined statement of operations in this Form 10-QSB, but the acquisition of All Care was. Therefore, the pro-forma condensed statements of operations presented below represents what the results of operations of the combined companies would have been had the All Care acquisition taken place at the beginning of each fiscal period shown.

                              Nine Months Ended September 30,

                               2002                     2001
                               ----                     ----
Sales                     $  4,079,000            $  3,652,000
Cost of sales                1,348,000               1,263,000
                           -----------             -----------
Gross profit                 2,731,000               2,389,000

Operating expenses           2,509,000               1,930,000
                           -----------             -----------
Operating income               222,000                 459,000

Other income                     3,000                  27,000
                          ------------             -----------

Income before taxes      $     225,000            $    486,000
                         =============            ============

NOTE 3 - EMPLOYMENT AND CONSULTING CONTRACTS

     In conjunction with the reverse merger and the All Care asset purchase, two employment contracts and one consulting contract were entered into. David Bensol, Chief Executive Officer of Critical, is employed pursuant to the terms of a 3 year employment contract which provides for a minimum annual salary of $150,000, certain performance bonuses and 100,000 stock options at an exercise price of $1.00. Brad Smith, Executive Vice President of Critical, is employed pursuant to the terms of a 3 year employment contract which provides for a minimum annual salary of $125,000 and discretionary bonuses. Luigi Piccione, the prior senior executive of All Care, is engaged pursuant to the terms of a 5 year consulting contract which provides for an annual compensation of $150,000 and reimbursement of reasonable business expenses. Mr. Piccione is also subject to a non-compete agreement for a five year period for which he will be paid total consideration of $100,000.

NOTE 4 - SUBSEQUENT EVENTS

     On October 25, 2002, the Company consummated an initial closing of gross proceeds of $550,000 pursuant to an ongoing private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The placement is for up to a maximum of $2,000,000 of convertible promissory notes that are due on December 31, 2002 and can be automatically converted into common shares at the rate of one share for one dollar of notes at the discretion of the Company. As of November 11, 2002, the Company elected to convert the $550,000 received into 550,000 common shares plus accrued interest of 2,168 common shares.

     On October 23, 2002, the Company and Health Care Business Credit Corp. signed a term sheet covering an asset based credit facility of up to $ 5,000,000. The finalization of an agreement is subject to a formal review of the Company's financial condition, as well as its future revenue and income prospects and certain other due diligence.

    On October 30, 2002, the Company entered into a non-binding Letter of Intent with Ocean Breeze Infusion Care of Farmingdale, Inc. ("Ocean Breeze") which is beneficially owned by Staten Island University Hospital, Staten Island, NY, which is affiliated with North Shore University Hospital in Manhasset, NY. The proposed purchase price is $1,750,000 in cash and the assumption of up to $190,000 in trade payables for substantially all of the assets and accounts of Ocean Breeze. Closing of the transaction is subject to the preparation of a definitive Asset Purchase Agreement, completion of due diligence and Board of Directors and regulatory approval.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

    Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward- looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could,", "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

   Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Current Report on Form 8-K filed on September 26, 2002 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

    The Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Sales increased by $ 269,000, or 92%, in the third quarter of 2002 as compared to the third quarter of 2001. Approximately $ 204,000 of this increase is attributable to sales generated by the operations of All Care and of Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 65,000 represents an increase in sales generated by Classic.

     Gross profit in the third quarter of 2002 was 67.5%, a slight decrease from the 69.4% recorded in the comparable quarter of 2001. This decrease is attributable to a different sales mix due to the addition of the sales of Homecare Alliance and All Care.

     Selling, general and administrative expenses totaled $438,000 for the three months ended September 30, 2002 compared to $145,000 for the three months ended September 30, 2001. The net increase of $293,000 primarily consists of acquisition related costs of $75,000 incurred in the current year's third quarter; approximately $141,000 of selling, general and administrative expenses of the Alliance and All Care operations which have been consolidated with those of the Company since their respective dates of acquisition and a $77,000 increase in the selling, general and administrative expenses of Classic. The increase of $77,000 primarily consists of a $34,000 increase in officers' salaries and related taxes from $6,000 in the 2001 third quarter to $40,000 in the 2002 third quarter as the two officers of Classic did not take any compensation in fiscal 2001 until September and an increase in other salaries and related taxes of approximately $50,000 and slight net decreases in other expenses.


   The Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

    Sales increased by $ 479,000, or 67%, in the nine months ended September 30, 2002 as compared to the comparable 2001 period. Approximately $ 204,000 of this increase is attributable to sales generated by the operations of All Care and Homecare Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 275,000 represents an increase in sales generated by Classic.

    Gross profit in the nine month 2002 period was 68.2%, a slight decrease from the 69.5% recorded in the prior year's comparable period. The decrease is attributable to a different sales mix due to the addition of the sales of Homecare Alliance and All Care.

    Selling, general and administrative expenses totaled $842,000 in the 2002 nine month period, an increase of $471,000 over the $371,000 incurred in the 2001 comparable period. The net increase consists of acquisition related costs of $96,000 incurred in the current years nine month period; approximately $141,000 of selling, general & administrative expenses of the Alliance and All Care operations which have been consolidated with those of the Company since their respective dates of acquisition and an increase of $234,000 in the selling, general & administrative expenses of Classic. The $234,000 increase primarily consists of a $122,000 increase in officers' salaries and related taxes from $6,000 in the 2001 nine month period to $128,000 in the 2002 nine month period as the two officers of Classic did not take any compensation in fiscal 2001 until September and an increase in other salaries and related taxes of approximately $100,000.

     Other income of $96,000 in the three and nine month periods of 2002 represents a management fee paid by All Care to Critical for managing the All Care operations from July 1, 2002 up through the closing date of the asset acquisition. Other income of $24,000 in the nine months ended September 30, 2001 consists of billing fees earned by Classic for processing healthcare billings of an unrelated entity.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries which includes expenses incurred relative to seeking merger and/or acquisition candidates.

     During the nine months ended September 30, 2002, cash increased by $35,000. The Company's cash of $54,000 and estimated funds that will be generated from operations are not sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due. The Company therefore, intends to raise capital in order to meet all of its obligations. On October 26, 2002, the Company received gross proceeds of $550,000 pursuant to an initial closing of a Private Placement of 8% Convertible Promissory Notes which are due on December 31, 2002. The Company has the right to elect to have the Noteholders convert the Notes into common shares of the Company at the rate of one share for each dollar at any time through December 31, 2002 and on November 11, 2002 converted the $550,000 received into 550,000 common shares plus 2,168 common shares for accrued interest. The conversion increased the total equity of the Company to approximately $4,246,000 as of that date. The Private Placement is ongoing and subsequent to October 26, 2002 another $75,000 has been raised. In addition, he Company has signed a term sheet with Health Care Business Credit Corp. and is negotiating an agreement with them for an asset based credit facility of up to $5,000,000. Borrowings under the credit facility will be securitized by the Company's accounts receivable and inventory. Approval of any credit line is subject to a full review of the Company's business operations and potential for growth as well as certain other due diligence. The Company anticipates that the amount available upon approval of the credit facility will be sufficient to pay all obligations as they become due.







ITEM 3. CONTROLS AND PROCEDURES


    An evaluation was performed, as of September 30, 2002, under the supervision and with the participation of our President, who is also the Chief Executive Officer, and our acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
None

Item 2. Change in Securities.

     On September 26, 2002, the Company (formerly known as New York Medical, Inc. and Mojave Southern. Inc.) and Critical Home Care Inc. ("CHCI"), a Delaware corporation, entered into an Agreement and Plan of Reorganization, whereby the Company acquired all of the outstanding common stock shares of CHCI. Each issued and outstanding share of CHCI was exchanged for one common stock share of the Company. After the acquisition, the name of New York Medical Inc. was changed to Critical Home Care, Inc. The Company's filing on Form 8-K, dated September 26, 2002, which further details this transaction, is hereby incorporated by reference.

Item 3.  Defaults upon Senior Securities.
None

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable

Item 5. Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

2.1 Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Corp. and Critical Home Care, Inc.

10.1 Employment Agreement, dated as of September 26, 2002, by and between the Company and David S. Bensol.

10.2 Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith.

10.3 Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Inc., All Care Medical Products Corp., and Luigi Piccione.

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

         Current Report, on Form 8-K, dated September 26, 2002 and filed on September 26, 2002, which reports the change of control of the Company and the acquisition of Critical Home Care, Inc., a Delaware corporation, is hereby incorporated by reference, including exhibits attached thereto, into this Form 10-QSB for the quarter ended September 30, 2002.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 19, 2002                          Critical Home Care, Inc.


                                                /s/David S. Bensol
                                                  --------------------
                                                  David S. Bensol
                                                  President


                                               /s/Ron Sarner
                                                  --------------------
                                                  Ron Sarner
                                                  Acting Chief Financial Officer

                                  CERTIFICATION


         I, David Bensol, Chief Executive Officer of Critical Home Care, Inc., certify that:

1. I have reviewed this Periodic Report on Form 10-QSB of Critical Home Care, Inc.;

2. Based on my knowledge, this Periodic Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Periodic Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Periodic Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Periodic Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

                  i.       Designed such disclosure controls and
                           procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;
                  ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Periodic Report ("Evaluation Date"); and
                  iii. Presented in this Periodic Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this Periodic Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 19, 2002                              /s/David Bensol,
                                                        -----------------------
                                                        David Bensol,
                                                        Chief Executive Officer

                                  CERTIFICATION


         I, Ron Sarner, Acting Chief Financial Officer of Critical Home Care, Inc., certify that:

1. I have reviewed this Periodic Report on Form 10-QSB of Critical Home Care, Inc.;

2. Based on my knowledge, this Periodic Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Periodic Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Periodic Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Periodic Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

                  i.       Designed such disclosure controls and
                           procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;
                  ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Periodic Report ("Evaluation Date"); and
                  iii. Presented in this Periodic Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this Periodic Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 19, 2002                       /s/Ron Sarner
                                                  -----------------------
                                                  Ron Sarner
                                                  Acting Chief Financial Officer