Form 10KSB
period 2002-09-30
CRITICAL HOME CARE INC
filed 2003-02-19
CIK 1071941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                                   FORM 10-KSB


          [ ] Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
              Exchange Act of 1934 For the Fiscal Year Ended September 30, 2002

          [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from January 1, 2002 to September 30, 2002



                        Commission File Number 000-31249

                         -------------------------------

                            CRITICAL HOME CARE, INC.
             (Exact name of registrant as specified in its charter)



                Nevada                                        88-0331369
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)


                   762 Summa Avenue, Westbury, New York 11590
                                 (516) 997-1200
               (Address and telephone number, including area code,
                   of registrant's principal executive office)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.25 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X__          No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the issuer's most recent fiscal year were $1,193,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such stock as of January 31, 2003 was $13,442,000.

As of January 31, 2003, 24,368,026 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  [X]          No  [   ]

Documents incorporated by reference: None

                                TABLE OF CONTENTS

Item                                                                        Page

Disclosure Regarding Forward-Looking Statements...............................2

                                     PART I

Item 1.    Description of Business............................................3

Item 2.    Description of Property...........................................15

Item 3.    Legal Proceedings.................................................15

Item 4.    Submission of Matters to a Vote of Security Holders...............15

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters...............................................16

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................17

Item 7.    Financial Statements.............................................F-1*

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................19

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a)
           of the Exchange Act...............................................20

Item 10.   Executive Compensation............................................21

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management....................................................24

Item 12.   Certain Relationships and Related Transactions....................25

Item 13.   Controls and Procedures...........................................25

Item 14.   Exhibits List and Reports on Form 8-K............................ 26

Signatures...................................................................27

*Page F-1 follows Page 26.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

     Readers are urged to carefully review and consider the various disclosures made by us in this Transition Report on Form 10-KSB and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

                                     PART I

Item 1.       Description of Business.

General Development of Business

     Our company, Critical Home Care, Inc. is the parent corporation of Classic Healthcare Solutions, Inc., a wholly-owned operating subsidiary which acquired substantially all of the assets of Homecare Alliance, Inc., and of a second wholly-owned subsidiary which acquired substantially all of the assets of All Care Medical Products, Inc. Our Company was formed in December 1994 and operated as a blind pool until September 26, 2002, when it completed the reverse acquisition with Critical Home Care, Incorporated (Delaware) and changed its name to Critical Home Care, Inc.

     Our Company markets, rents and sells surgical supplies, home respiratory therapy products, orthotics and prosthetics, and durable medical equipment, manufactured by third parties, primarily to individuals residing at home. We also intend to provide pharmacy services in the future. In each line of products and services, we provide patients with a variety of services, related products and supplies, most of which are prescribed by a physician as part of an overall plan of treatment. Primarily serving those living on Long Island and in the Five Boroughs of New York City, we currently maintain six points of service having locations in Westbury, Patchogue, Babylon, Woodbury, Massapequa Park and East Setauket, New York. All clinicians are licensed where required by applicable law.

     On August 8, 2002, Classic Healthcare acquired substantially all of the assets of Homecare Alliance, Inc. for a purchase price of $250,000 of which $100,000 was in cash and $150,000 was in promissory notes. On September 13, 2002, Critical Home Care, Incorporated, another wholly-owned subsidiary, acquired substantially all of the assets of All Care Medical Products for a purchase price of $4,025,000 consisting of $200,000 in cash, $325,000 in notes and 1,750,000 shares of our common stock, valued at $2.00 per share.

     On September 26, 2002, New York Medical, Inc. (formerly known as Mojave Southern, Inc.) and Critical Home Care, Incorporated, merged, whereby New York Medical cancelled 8,975,000 of its 14,700,000 common shares then outstanding and issued (a) 16,250,000 new shares of restricted common stock to Critical Home Care, Incorporated, in exchange for all of the issued and outstanding shares of Critical Home Care, Incorporated and (b) 1,750,000 new shares of restricted common stock to consummate the All Care asset purchase. This transaction resulted in a change in control in New York Medical and a total of 23,725,000 outstanding shares of common stock. In addition, New York Medical changed its name to our current name, Critical Home Care, Inc. The sole operating subsidiary of Critical prior to the reverse merger acquisition was Classic Healthcare Solutions, Inc., which had been acquired by Critical Home Care, Incorporated. on July 12, 2002 by the issuance of 7,373,000 shares of common stock.

     We intend to capitalize on the consolidation opportunities that we believe exist within the fragmented home healthcare industry and have developed a strategic growth plan that envisions us becoming one of the largest providers of comprehensive home healthcare services in the New York City metropolitan area. We intend to implement this strategy through internal growth and by acquiring other healthcare service providers.

Description of Business
Products and Services

     Through our operating subsidiaries, we specialize in assisting physicians, hospitals and insurance carriers with the discharge and care of patients in the home care setting. We provide four types of services and products. They are:

          - home respiratory therapy;

          - disposable surgical supplies;

          - home medical equipment; and

          - orthotics and prosthetics.

     In all four lines of products and services, we provide patients with a variety of services, related products and supplies, most of which are prescribed by a physician as part of an overall plan of treatment. We purchase or rent the products needed to complement our services. These services include:

          - providing respiratory care;

          -  educating   patients  and  their  caregivers  about  illnesses  and
     instructing them on self-care and the proper use of products in the home;

          - monitoring patients' individualized treatment plans;

          - reporting to the physician and/or managed care organization;

          - maintaining equipment; and

          - processing claims to third-party payors.


     We primarily provide oxygen and other respiratory therapy services to patients at home. When a patient is referred to us by a physician, hospital discharge planner or other source, our customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of patient care. The products necessary for the prescribed therapy are delivered by our representative to the customer's home. The representative then provides instructions and training to the customer and the customer's family regarding appropriate equipment use and maintenance and the prescribed therapy. Following the initial setup, representatives make periodic visits to the customer's home, the frequency of which is dictated by the type of therapy. All services and equipment provided by the Company are coordinated with the customer's physician. During the period that we provide services and equipment to a customer, the customer remains under the physician's care and medical supervision. We employ respiratory therapists and other qualified clinicians to perform certain training and other functions in connection with our services. All clinicians are licensed where required by applicable law.

Home Respiratory Therapy

     Home respiratory therapy primarily consists of the provision of oxygen systems, ventilators, sleep apnea equipment, nebulizers, respiratory medications and related products and services to patients for operation in the home environment. We provide home respiratory therapy services to patients with a variety of conditions, including:

          - chronic obstructive pulmonary disease, or COPD, such as emphysema, chronic bronchitis and asthma;

          - nervous system-related respiratory conditions;

          - congestive heart failure; and

          - lung cancer.

     We employ a staff of respiratory care professionals to provide support to our home respiratory therapy patients, according to each patient's physician-directed treatment plan. We derive approximately 10% of our respiratory therapy revenues from the provision of oxygen systems, home ventilators and nebulizers, which are devices to aerosolize medication. We derive our remaining respiratory revenues from the provision of:

          - apnea monitors used to monitor the vital signs of newborns;

          - continuous   positive  airway   pressure   devices  used  to  treat
            obstructive sleep apnea;

          - noninvasive positive pressure ventilation;

          - respiratory medications in pre-mixed unit dose form; and

          - other respiratory therapy products.

     We estimate, based on management's experience and knowledge of the industry, that the national home healthcare market, including home respiratory therapy, home infusion therapy, home equipment supplies and related services, represents approximately $4.5 billion in annual sales. We further believe that the market will experience annual growth in revenues similar to the 7% per year growth experienced by the market over the last five years. This historical growth reflects the significant increase in the number of persons afflicted with COPD, which, in turn, is largely attributable to the increasing proportion of the U.S. population over the age of 65 years. Growth in the home healthcare market is further driven by the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

Home Medical Equipment; Other Products and Service

     We rent and sell patient safety items and ambulatory and patient room equipment. Our integrated service approach allows patients and managed care systems accessing either respiratory or therapy services to also access needed home medical equipment through a single, value-added service source. Rather than directly providing certain non-core services ourselves, we have affiliated ourselves with other segment leaders, such as home health nursing organizations, through formal relationships or ancillary networks. Home medical equipment and other services provided by us to our customers include:

          - hospital beds;

          - wheelchairs;

          - bathroom safety items;

          - seat lift chairs; and

          - three and four-wheel power scooters.

Orthotics and Prosthetics

     Orthotics and prosthetics involves the supply of braces and artificial limbs. These are commonly custom fabricated by others and fitted by a certified orthotist and/or prosthetist. In fitting with our plan, this segment will be expanded to become one of our specialty areas. Our vice-president, Bradley Smith, and the other professionals in his department, are a source of information regarding custom bracing to a number of insurance carriers. This factor should strengthen the continuity of referrals to this segment of our business.

Organization and Operations

     We operate through local branches, with administrative functions coordinated from a centralized office. The branches conduct sales calls to the medical community and receive referrals, as well as deliver the home healthcare products and services to patients in their homes and other care sites. The centralized office provides the branches with key support services such as:

          - Insurance verification and billing;

          - purchasing; and

          - equipment maintenance, repair, delivery and warehousing.

     We believe that this organizational structure provides us with control over and consistency among branch offices, with the implementation of standardized policies and procedures.

     We intend to maintain our decentralized approach to management of our local business operations. We believe that decentralization of managerial decision-making enables our operating branches to respond promptly and effectively to local market demands and opportunities. We further believe that the personalized nature of customer requirements and referral relationships characteristic of the home healthcare business mandates that we localize our operating structure. Each operating branch is supervised by a sales oriented manager who also has responsibility and accountability for the operating and financial performance of the branch. Service and marketing functions are performed at the local operating branch level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms have been established at the operating branch level to monitor performance and ensure field accountability. Central administrators supervise individual operating branch supervisors. These central administrators are also charged with assessing and improving performance of branch operations.

     In order to become a leader in the industry, we must remain committed to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Thus, operating our business with honesty and integrity is essential in order for us to increase our market share. This goal can only be reached through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs designed not only to comply with the minimums required by Federal and state laws and regulations but also designed to assure customer satisfaction and referrals.

     Our business is dependent, to a substantial degree, and, as it expands, will be more dependent, upon the quality of our operating and field information systems for the maintenance of accurate contract terms, accurate order entry and pricing, billing and collections. These systems must provide reports that enable management to effectively monitor and evaluate contract compliance and profitability. Our information services department must work closely with all of the corporate departments to ensure that our overall systems are compliant with government regulations and payor requirements and to support business improvement initiatives with technological solutions.

     We derive substantially all of our revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. Each third-party payor generally has specific claims requirements. We have policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation, for all different sources of payment.

     Third  party  reimbursement  is  a  complicated  process,   which  involves
submission of claims to multiple payors, each of whom has its own claims requirements and authorized procedures. To operate effectively in this environment while expanding market share, we have implemented computer systems to decrease the time required for the submission and processing of third party payor claims and these systems are upgraded periodically. These systems are capable of tailoring the submission of claims to the specifications of individual payors and of making expedited adjustments as necessary to comply with changing regulatory and reimbursement requirements. If these systems fail at any time, the processing time of claims and our ability to rapidly collect accounts receivable will be negatively impacted, which could have adverse effects on our financial condition and results of operations.

     We operate in an environment with complex requirements governing billing and reimbursement for our products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators. Days sales outstanding at September 30, 2002 was 105 and days sales outstanding at December 31, 2001 was
109. We utilize information systems expertise to increase utilization of technology, such as electronic claims submission and electronic funds transfer with managed care organizations. This can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We must also continue to focus resources on certain large third-party payors to develop internal understanding of the payors' unique reimbursement requirements, thereby reducing subsequent denials and shortening the related collection periods.

Quality Control

     We are committed to providing consistently high quality products and services. Our quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual customer needs and to assure the highest level of quality and convenience to the customer and the referring physician. Licensed respiratory therapists and certified orthotists provide professional health care support to customers and assist in our sales and marketing efforts.

Business Strategy

     We believe that the home medical equipment and high-tech pharmacy industries are poised for consolidation in the New York metropolitan area. There are many small local providers currently serving the marketplace. Each of these small providers has full infrastructures in place to support their existing businesses. However, the consolidation of these providers should allow a consolidated provider, such as our company, to leverage the talent and locations of these companies providing greater economies of scale and increasing profits.

     The home healthcare industry has undergone significant changes in the past five years. With the passing of the Medicare Reform Act of 1997, healthcare providers were forced to accept widespread cuts in oxygen reimbursement, which have led to a dramatic shift in the industry landscape. A comparison of the top ten home health care providers from 1998 to the present shows that more than half are undergoing significant financial reorganization due to factors influenced by Medicare reform. This weakness in certain of the largest health care providers has created an opportunity for regional entities to cut into the national providers' market share while also consolidating smaller home healthcare companies. This is our growth strategy.

     We are capitalizing on customer demand for a larger array of integrated home healthcare services. Along these lines, we expect to be adding specialty pharmacy services to cover our entire service region. In a number of cases, managed health companies have encouraged this move, which, we believe, will allow them to further consolidate their supply sources.

     Our strategy is to increase our market share through internal growth and strategic acquisitions. We intend to focus our growth primarily in our existing and nearby geographic markets within the New York metropolitan area. We believe this area is generally more profitable than adding additional operating centers in distant markets. Revenue growth will remain dependent upon the overall growth rate of the home healthcare market and on our ability to increase market share through effective marketing efforts and selective acquisition of local or regional competitors. Growing cost containment efforts by government and private insurance reimbursement programs have created an increasingly competitive environment, accelerating consolidation trends within the home health care industry. We will continue to concentrate on providing oxygen and other respiratory therapy services, as well as adding home infusion therapy to patients in the home and to provide home medical equipment and other services where we believe such services will complement our primary business.

An Industry Overview

     The home health care industry is composed of three distinct segments. These segments are represented by the national home health care providers, the regional home health care companies, and the myriad local, independent "mom and pop" operations. These companies operate based on their existing relationships and reputations with referral sources, including local physicians and hospital-based professionals. In the course of the last several years, managed care providers have placed an increasing importance on those home health care companies that can provide an integrated array of health care services within a surrounding coverage area.

     The small independent operations make up approximately 60% of the home care market and generally provide a limited type of service such as oxygen supply. Due to changes in Medicare coverage, as well as increased requirements from managed care operators, these types of organizations are finding it difficult to adjust to the changing business climate within the industry. In the face of increasing capital costs, lack of management expertise and technological deficiencies, many of these companies are available to consolidating companies within the home health care sector.

     Medicare reimbursement changes have also altered the cost structure for many of the smaller home care concerns. Respiratory companies have endured reimbursement cuts of 25% in 1998 and an additional 5% in 1999. Although there is a five-year moratorium on such cuts, many of the smaller companies have seen their profit margins evaporate and lack the proper diversification to absorb such losses. We believe that these factors will result in more integrated and financially secure operators being able to capture the abandoned market share that these smaller enterprises can no longer compete in profitably.

     On a broader scale, the home health care industry is entering what some term the "Golden Age of Home Care." The impact of demographics, especially the growing number of American seniors, will only increase the importance of home based care. A report by the research firm Frost & Sullivan, U.S. Home Healthcare Markets, reinforces this belief in noting that the number of adult children caring for their parents at home has risen from 7 million in 1988 to 22.5 million in 1998." (Source: Healthcare Magazine, July 2000.) We anticipate that future health care will be concerned with managing chronic conditions rather than treating acute problems. Additionally, we believe that the cost of in-patient care has dramatically increased home based care as an even more attractive option. Set forth below is a typical monthly cost savings (source:
HME WebNet).


Conditions                                    Hospital Costs            Healthcare Costs           Dollar Savings


Ventilator Dependent Adults.................      $21,750                    $7,050                   $14,700
Oxygen Dependent Children...................      $12,090                    $5,250                   $ 6,840


     A shift from institution based care to home care is a natural result of this situation. Industry experts agree that home care will likely become the center of health care in the near future.

Sales and Marketing

     Favorable trends affecting the U.S. population and home health care have created an environment which should produce increasing demand for the products and services provided by our company. The average age of the American population is increasing and, as a person ages, more healthcare services are generally required. Further, well documented changes occurring in the healthcare industry show a trend toward home care over institutional care as a matter of patient preference and cost containment.

     Our sales activities generally are conducted by our full-time sales representatives. In addition to promoting the high quality of our equipment and services, the sales representatives are trained to provide information concerning the advantages of home respiratory care.

     We primarily acquire new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. Our sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships. No single referral source accounted for more than 10% of our revenues for the nine months ended September 30, 2002. We currently have more than 1,000 active customers, and the loss of any single customer or group of customers would not materially impact our business.

     Through our sales force, we market our products and services primarily to managed care organizations, physicians, hospitals, medical groups, home health agencies and case managers.

Suppliers

     We purchase our products from a variety of suppliers. We are not dependent upon any single supplier and believe that our equipment needs can be provided by several third-party manufacturers.

Competition

     The segment of the healthcare market in which we operate is fragmented and highly competitive. There are a limited number of national providers and numerous regional and local providers operating in each of our product and service line markets. Our major operating market is the Metropolitan New York City area and the competitive factors that are most important are:

     -  reputation  with  referral  sources,   including  local  physicians  and
        hospital-based professionals;

     - access and responsiveness;

     - price of services;

     - overall ease of doing business;

     - quality of care and service; and

     - range of home healthcare services.

     We believe that quality of service is the single most important competitive factor within the home healthcare market. The relationships between a home healthcare company and its customers and referral sources are highly personal. There is no incentive for either the physician or the patient to alter this relationship so long as the home healthcare company is providing responsive, professional and high-quality service.

     Other key competitive factors are efficiency of reimbursement and accounts receivable management systems. Home healthcare companies compete primarily on the basis of service, since reimbursement levels are established by fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory care companies are typically directed toward referral sources which generally do not share financial responsibility for the payment of services provided to customers.

     It is increasingly important to be able to integrate a broad range of home healthcare services to provide customers access through a single source. We believe that we compete effectively in each of our product and service lines with respect to all of the above factors.

     Other types of healthcare providers, including hospitals, home health agencies and health maintenance organizations have entered, and may continue to enter, the markets in which we operate. Depending on their individual situations, it is possible that our competitors may have, or may obtain, significantly greater financial and marketing resources than we do.

Government Regulation

     We are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs.

     The federal government and all states in which we currently operate and intend to operate regulate various aspects of our business. In particular, our operating branches are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. Our locations also will be subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home healthcare activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy and nursing and in the future, pharmacy.

     As a healthcare supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by our company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     Healthcare is an area of rapid regulatory change. Changes in law and regulations, as well as new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies, each of which could have a material adverse impact on our company.

     Set forth below are the material laws and regulations that affect our operations.

     Medicare and Medicaid Reimbursement

     As part of the Social Security Amendments of 1965, Congress enacted the Medicare program, which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. Medicaid also generally covers financially needy children, refugees and pregnant women. A substantial portion of our revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. For the nine months ended September 30, 2002, approximately 21% of our net revenue was derived from Medicare and less than 1% of net revenues were derived from Medicaid. For the year ended December 31, 2001, approximately 10% of net revenues were derived from Medicare and less than 1% were derived from Medicaid.

     In December 2000, federal legislators enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. Among other items, this legislation provides the home healthcare industry with some relief from the effects of the Balanced Budget Act of 1997, which contained a number of provisions that are affecting, or could potentially affect, our Medicare reimbursement levels. The Medicare Balanced Budget Refinement Act of 1999 also mitigated some of the effects of the Balanced Budget Act of 1997. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided reinstatement in 2001 of the full annual cost of living adjustment for durable medical equipment and provide minimal increases in 2002 for durable medical equipment and oxygen. The Balanced Budget Act of 1997 had frozen such adjustments for each of the years 1998 through 2002.

     The Balanced Budget Act of 1997 granted authority to the Secretary of HHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, reimbursement reductions proposed under the inherent reasonableness procedure have been delayed pending (a) a study by the General Accounting Office to examine the use of the authority granted under this procedure (completed in July
2000), and (b) promulgation by the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), of a final rule implementing the inherent reasonableness authority. This final rule has not yet been issued. Further, the Balanced Budget Act of 1997 mandated that the Centers for Medicare & Medicaid Services conduct competitive bidding demonstrations for Medicare Part B items and services. The competitive bidding demonstrations, currently in progress, could provide the Centers for Medicare & Medicaid Services and Congress with a model for implementing competitive pricing in all Medicare programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

     The current Bush administration is seeking authority to implement nationwide competitive bidding for all Part B products and services (except physician's services). Congress has rejected similar proposals in the past. It is not clear whether Congress will adopt this latest proposal.

Claims Audits

     Durable medical equipment regional carriers are private organizations that contract to serve as the federal government's agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by our company. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

HIPAA

     The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers. In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including our company, were required to comply with these regulations by October 16, 2002 unless the entity filed an extension form, in which case the date was extended until October 16, 2003. Our Company filed such an extension and believes that it will be fully compliant by April 30, 2003.

     In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including our company, are required to comply with these regulations by April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. In March 2002, HHS issued proposed amendments to the final regulations which, if ultimately adopted, would make our compliance with certain of the requirements less burdensome.

     HHS is expected to issue final regulations concerning the security of healthcare information maintained or transmitted electronically. Security regulations proposed by HHS in August 1998 would have required healthcare providers to implement organizational and technical practices to protect the security of such information. Once the security regulations are finalized, the company will have approximately two years to comply with such regulations. Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. We anticipate that we will be fully able to comply with the HIPAA regulations that have been issued by their respective mandatory compliance dates. Based on the existing and proposed HIPAA regulations, we believe that the cost of compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

The Anti-Kickback Statute

     Our  company,  as a provider of services  under the  Medicare  and Medicaid programs, is subject to the Medicare and Medicaid fraud and abuse laws, sometimes referred to as the "anti-kickback statute." At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which we operate have laws similar in nature to the anti-kickback statute, that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of license and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Physician Self-Referrals

     Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if we have a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by us, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs.

     In January 2001, the Centers for Medicare & Medicaid Services issued the first of two phases of final regulations to clarify the meaning and application of Stark II and the second phase is scheduled to be issued in May 2003. The first phase addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements", "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the majority of the first phase of the final regulations was January 4, 2002 and the second phase is expected to be effective when issued in May 2003. In addition, a number of the states in which we may operate have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

False Claims

     The False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs. The False Claims Act also allows a private individual to bring what is known as a "qui tam" lawsuit on behalf of the government against a healthcare provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. Even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. Although a corporate insider is often the plaintiff in such actions, an increasing number of outsiders are pursuing such suits.

     In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, at least five states - California, Illinois, Florida, Tennessee and Texas - have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state). We cannot give any assurance that similar state laws will not be enacted in the states in which we currently operate or intend to operate.

Other Fraud and Abuse Laws

     The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

Internal Controls

     We maintain several programs designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the Federal and state fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal departments. We also maintain various educational programs designed to keep our managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of our policy of strict compliance in this area.

     While we believe our discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, we cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on our business.

Healthcare Reform Legislation

     Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which we operate or intend to operate periodically consider various healthcare reform proposals. We anticipate that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our business and results of operations. Healthcare is an area of extensive and dynamic regulatory change.

     Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare.

Environmental Matters

     We believe that we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We will not be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect its capital expenditures, earnings or competitive position.

Risk Factors Affecting Our Business Operations

We have set forth below a number of risk factors affecting our business operations.

     Our failure to maintain our controls and processes over billing and collecting or the deterioration of the financial condition of its payors could reduce our cash collections and increase our accounts receivable write-offs.

     The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management, and ongoing enhancements to information systems and billing center operating procedures. Further, some of our payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. We can provide no assurance that we will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If we are unable to properly bill and collect our accounts receivable, our results and financial condition will be adversely affected.

     Our implementation of significant system modifications could have a disruptive effect on related transaction processing and could ultimately disrupt the collection of revenues and increase accounts receivable and inventory write-offs.

     Changes in government laws and regulations, as well as third-party claims submission procedures and competitive demands, will require us to continuously develop, monitor and upgrade our management information systems. The development and implementation of these system changes could have a disruptive effect on related transaction processing. Such a disruptive effect could cause us to be unable to properly bill and collect on our accounts receivable and thereby, adversely affect our financial condition and results of operations.

     We could be subject to severe fines, facility shutdowns and possible exclusion from participation in Federal healthcare programs if we fail to comply with the laws and regulations applicable to our business or if those laws and regulations change.

     We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between our company and physicians and other referral sources are subject to strict and ambiguous limitations. Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on our business and results of operations.

     Continued reductions in medicare reimbursement rates could result in reduced revenues, earnings and cash flows for our company.

     The Balanced Budget Act of 1997 significantly reduced the Medicare reimbursement rates for home oxygen therapy and included other provisions that have impacted or may impact reimbursement rates in the future, such as potential reimbursement reductions under an inherent reasonableness procedure and competitive bidding. We can provide no assurance that further reimbursement reductions will not be made. Since Medicare accounted for approximately 21% of our net revenues for the nine months ended September 30, 2002 and 10% for the year ended December 31, 2001, any further reduction in reimbursement rates could result in lower revenues, earnings and cash flows for our company.

     In addition, the terrorist attacks of September 11, 2001 and the military and security activities which followed, their impacts on the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all U.S.-based businesses, including our company. Among other things, deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks could lead to increased pressure to reduce government expenditures for other purposes, including governmentally-funded programs such as Medicare.

     Continued pressure to reduce healthcare costs could reduce our margins and limit our ability to maintain or increase our market share.

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as our company. Large buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. We have a number of contractual arrangements with managed care organizations, although no individual arrangement accounted for more than 10% of our net revenues in the nine months ended September 30, 2002. Certain competitors of our's may have or may obtain significantly greater financial and marketing resources than us. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share.

     We may not be able to successfully integrate acquired businesses, which could result in a slowdown in cash collections and ultimately lead to increases in our accounts receivable write-offs.

     We anticipate that our acquisition strategy will result in labor-intensive patient qualification processes and conversions of patient files onto our billing systems. This can shift focus away from our routine processes. These activities and the time required to obtain provider numbers from government payors often delay billing of the newly acquired business, which may delay cash collections. Moreover, excessive delays may make certain items uncollectible. The successful integration of an acquired business is also dependent on the size of the acquired business, the condition of the patient files, the complexity of system conversions, the scheduling of multiple acquisitions in a given geographic area and local management's execution of the integration plan. If we are not successful in integrating acquired businesses, its results will be adversely affected.

Seasonality

     The home healthcare industry is not seasonal in nature.

Employees

     Our parent company, Critical Home Care, Inc., currently has 5 employees, including its two executive officers, an executive assistant, the corporate controller and one person performing accounting, bookkeeping and clerical duties. Our operating subsidiaries employ an aggregate of 41 persons including the director of operations, one respiratory therapist, 6 branch managers, who also function as sales representatives; 6 certified or assistant orthotic fitters and prosthetists; 11 persons who are billing and collection specialists; 4 retail sales and clerical persons; 2 bookkeeping and accounting supervisory persons, 4 administrative employees; and 5 persons who perform equipment delivery and set up services and one warehouse manager.

Item 2.       Description of Property.

     We lease facilities at 762 Summa Avenue, Westbury, New York. These facilities serve as our corporate headquarters and operations center. The facilities encompass approximately 10,000 square feet of space at a fixed rental cost of $6,230 per month and the lease expires on June 11, 2007. We also rent 5 points of service locations in Patchogue, Babylon, Woodbury, Massapequa Park and East Setauket, New York at a combined monthly rental of approximately $30,000.


Item 3.       Legal Proceedings.

         None




Item 4.       Submission of Matters to a Vote of Security Holders.

         None

                                     PART II

Item 5.       Market For Common Equity and Related  Stockholder Matters.

     Our common stock is traded in the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol "CCLH" since September 26, 2002. Prior thereto, before current management took control, the Company's Common Stock was quoted under the symbol NYMD.OB from August 6, 2002 through September 25, 2002 and before that the Company was known as Mojave Southern, Inc. and the stock did not trade nor was it quoted. The following table presents the range of the high and low bid quotations for our common stock as reported for each quarter within the last two fiscal years. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.



Nine Months Ended                      Bid Prices               Ask Prices
  September 30, 2002              High          Low          High         Low
                                  ----          ---          ----         ---
January 1, 2002 through
  March 31, 2002                   *             *            *            *

April 1, 2002 through
  June 30, 2002                $ 0.03         $ 0.03         None         None

July 1, 2002 through
  September 30, 2002           $ 4.10         $ 0.03        $4.20         $3.05


Fiscal Year Ended
  September 30, 2001

January 1, 2001 through
  March 31, 2001                   *             *            *            *

April 1, 2001 through
  June 30, 2001                    *             *            *            *

July 1, 2001 through
  September 30, 2001               *             *            *            *

October 1, 2001 through
December 30, 2001                  *             *            *            *


     * - During the period of January 31, 2001 through May 21, 2002 the Company was known as Mojave Southern, Inc. and there were no bid or asked quotes nor were there any purchases or sales of the common stock of the Company.

     As of January 31, 2003, there were approximately 362 holders of record of our common stock.

     No cash or stock dividends have been declared or paid during the last two fiscal years and it is unlikely the Company will declare any cash dividends in the foreseeable future.

     On October 25, 2002, the Company consummated an initial closing of gross proceeds of $550,000 pursuant to an ongoing private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The placement is for up to a maximum of $2,000,000 of convertible promissory notes (the "notes") that were originally due on December 31, 2002 and can be automatically converted into common shares at the rate of one share for one dollar of notes at the discretion of the Company. On November 11, 2002, the Company elected to convert the $550,000 received plus accrued interest of $2,168 into 552,168 common shares. The offering is ongoing and the offering period and due date of the notes has been extended through February 28, 2003 pursuant to the extension terms of the private placement offering document and through February 18, 2003, the Company has received an additional $115,858 and the respective notes were converted into a total of 115,858 shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     GENERAL
     -------

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

     The Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Sales increased by $572,000, or 80%, in the nine months ended September 30, 2002 as compared to the comparable 2001 period. Approximately $297,000 of this increase is attributable to sales generated by the operations of All Care Medical Products and Homecare Alliance which have been consolidated with those of the company since their respective dates of acquisition. The balance of $ 275,000 represents an increase in sales generated by Classic Healthcare.

     Gross profit in the nine month 2002 period was 70.1%, a slight increase from the 69.5% recorded in the prior year's comparable period. The increase is attributable to a different sales mix due to the addition of the sales of Homecare Alliance and All Care Medical Products.

     Selling, general and administrative expenses totaled $1,065,000 in the 2002 nine month period, an increase of $694,000 over the $371,000 incurred in the 2001 comparable period. The net increase consists of acquisition related costs of $96,000 incurred in the current year's nine month period; an increase of $35,000 in professional fees relative to becoming a public company, approximately $159,000 of selling, general & administrative expenses of the Homecare Alliance and All Care Medical Products operations, which have been consolidated with those of the company since their respective dates of acquisition, stock option compensation of $120,000 and an increase of $254,000 in the selling, general and administrative expenses of Classic. The $254,000 increase primarily consists of rent increases of $20,000, an increase of $122,000 in officers' salaries and related taxes from $6,000 in the 2001 nine month period to $128,000 in the 2002 nine month period, as the two officers of Classic Healthcare did not take any compensation in fiscal 2001 until September and an increase in other salaries and related taxes of approximately $100,000.

     Interest expense for the nine months ended September 30, 2002 was $28,000 as compared to $1,000 in the prior years comparable nine month period. The increase of $27,000 is all related to the various notes payable issued pursuant to loans and advances made to the Company and includes interest paid with common stock valued at $25,000.

     Other income of $96,000 in the nine month period ended September 30, 2002 represents a management fee paid by All Care to Critical for managing the All Care operations from July 1, 2002 up through the closing date of the asset acquisition. Other income of $25,000 in the nine months ended September 30, 2001 consists of billing fees earned by Classic Healthcare for processing healthcare billings of an unrelated entity.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to our management and our subsidiaries which includes expenses incurred relative to seeking merger and/or acquisition candidates.

     During the nine months ended September 30, 2002, cash increased by $35,000. The cash of $54,000 and estimated funds that will be generated from operations are not sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due. We, therefore intend to raise capital in order to meet all of our obligations. On October 25, 2002 we received gross proceeds of $550,000 pursuant to an initial closing of a Private Placement of 8% Convertible Promissory Notes which were originally due on December 31, 2002. We have the right to elect to have the noteholders convert the notes into common shares of our company at the rate of one share for each dollar at any time through the due date of the Notes and on November 11, 2002 we converted the proceeds of $550,000 into 550,000 common shares and issued 2,168 common shares in payment of accrued interest. The offering period and due date of the Notes have been extended through February 28, 2003 pursuant to the extension terms of the private placement offering document. Through February 18, 2003, another $115,858 has been raised and the respective notes were converted into 115,858 shares of the Company's common stock.

     On February 18, 2003, the Company and Health Care Business Credit Corporation ("HCBCC") signed a financing commitment letter covering an asset based credit facility of up to $5,000,000 for a period of three years and a commitment fee of $75,000 was charged to the Company. Management anticipates that a definitive loan agreement will be executed on or before February 28, 2003 and that the initial funding will approximate $500,000 net of related expenses. Advances will be available of up to 85% of eligible receivables, as defined, and the basic terms of the loan agreement are expected to include, among others, a prepayment penalty, an interest rate of Prime plus 2 percent, an annual unused line fee of 1/2 % on the unused portion of the facility and compliance with certain covenants related to debt service coverage. The lender will have a perfected first priority valid and enforceable lien and security interest on all of the Company's accounts receivable and its related tangible assets. We anticipate that the amounts that will be available from time to time under the credit facility will be sufficient to pay our obligations as they come due. In the event that the transaction described above does not close, the Company will have to obtain alternate sources of working capital. The Company has been negotiating loans of $250,000 and $125,000 respectively, with two different potential investors. The current proposed structure includes a term of 14 months pursuant to promissory notes, an interest rate of Prime, as defined, plus 1% and certain stock options. There can be no assurance that any of these proposed transactions will occur.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with generally accepted accounting principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we feel are the most critical estimations that we must make when preparing our financial statements.

Accounts Receivable - Allowance for Doubtful Accounts

     We routinely review our accounts receivable, by customer account aging, to determine the collectibility of the amounts due based on information we receive from the customer, past history and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low, we may incur higher bad debt expense in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense resulting in higher net income.

Fixed Assets - Depreciation

     In order to operate our business, we maintain office machinery and equipment, furniture and fixtures and durable medical equipment that we rent and sell to customers. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates is use, technology, required maintenance and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we overestimate the life of an asset, at a point in the future, we would have to incur higher depreciation costs or a write off which would result in lower net income. If we underestimate the life of an asset, we would absorb too much depreciation in the early years and experience higher net income in the later years when the asset is still in service.

Goodwill - Intangible Asset Impairment

     We have acquired the assets of two companies. In recording any such transaction we are required to recognize the full purchase price. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price is recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet at the recorded value. If it is impaired, we are required to write down the asset to an amount that accurately reflects its carrying value. We have had a valuation expert perform the study contemplated by accounting standards to assist us in determining whether our goodwill balance is impaired. However, in conducting the valuation, the experts relied, in part, on estimated future cash flows that we provided. Changes in estimated cash flows may result in a material negative impact on the conclusion of the valuation of goodwill and a resulting impairment write down in the future. In the circumstances, we determined that no impairment needs be recognized as of September 30, 2002.

Item 7.       Financial Statements.

     The financial statements follow Item 14 of this report.



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Mark Sherman, CPA, based in Las Vegas ("Sherman"), was the auditor for Mojave Southern, Inc. ("Mojave") and New York Medical, Inc. ("NYMI") and resigned as such on October 14, 2002 in conjunction with the reverse merger between the Company and Critical Home Care, Incorporated. There were no disagreements between Sherman and the management of Mojave or NYMI.

     As a result of the reverse merger, the historical financial statements of Classic Healthcare Solutions, Inc. ("Classic"), the operating subsidiary of the Company, became the historical financial statements of the Company for reporting purposes. Therefore, the financial statements as of and for the year ended December 31, 2001 are those of Classic. Such financial statements had been audited by Grassi and Co., CPA's P.C. ("Grassi") in May 2002.

     On October 14, 2002, we engaged Grassi to serve as our independent public accountants for the fiscal year ending December 31, 2002. On December 10, 2002, the Board of Directors approved a change in our fiscal year end from a calendar year ending December 31 to a fiscal year ending September 30. Such change is effective for book and tax purposes as of the year (nine months) ended September 30, 2002 and Grassi & Co., CPA's, P.C. has audited the financial statements included herein as of and for such period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Our current executive officers, directors and significant employees are as follows:

Name                           Age           Position
----                           ---           --------

David  Bensol                  47            Chief Executive Officer, President
                                             and Chairman of the Board

Bradley Smith                  52            Vice President, Secretary
                                             and a Director

Mitchell Cooper                48            Director

Barbara Levine                 53            Director

Delbert Spurlock               61            Director


     David Bensol has served as our Chief Executive Officer, President and Chairman of our Board of Directors since September 26, 2002, after working in the healthcare industry for over 25 years. He served as the Chief Executive Officer and a director of our subsidiary, Classic Healthcare, since its formation in October 2000. From 1978 until March 1998, Mr. Bensol was the
President, Chief Executive Officer and sole owner of Newbridge Surgical Supplies, Inc., a medical supplier for home medical equipment, acute care pharmacies and specialty support surface providers throughout the five boroughs of New York City and the suburban counties of Nassau and Suffolk. In March 1998, Newbridge Surgical was acquired by Home Care Supply, Inc., another medical supplier to the home medical equipment market for the New York City metropolitan area. Upon Newbridge Surgical's acquisition by Home Care, Mr. Bensol became Home Care's executive vice president, a position he retained through January 2000. While at Home Care, he supervised Home Care's acquisition and subsequent consolidation of two other medical suppliers to the home medical equipment market for the New York City metropolitan area. From February 2000 to March 2001, Mr. Bensol served as the chief operating officer of American Prescription Providers, Inc., a New York based mail order pharmacy.

     Bradley Smith has served as our Secretary and a director since September 26, 2002. He has over 25 years of experience in the home medical equipment industry. He served as Vice President - Director of Clinical Services and a director of our subsidiary, Classic Healthcare, since he co-founded the company with David Bensol in October 2000. From 1980 to 1995, Mr. Smith was the President and sole owner of Levittown Surgical Supply, Inc., a medical supplier to the home medical equipment market for Nassau and Suffolk Counties. In February 1995, Levittown Surgical was acquired by Newbridge Surgical Supplies, Inc., a medical supplier to the home medical equipment market for the five boroughs of New York City and the suburban counties of Nassau and Suffolk. In March 1998, Newbridge Surgical was acquired by Home Care Supply, Inc., another medical supplier to the home medical equipment market for the New York City metropolitan area. Mr. Smith directed the orthotics and prosthetic programs at both Newbridge Surgical and Home Care Supply through August 2000.

     Mitchell Cooper became a director of the Company on September 26, 2002. Mr. Cooper is a partner in the Mineola law firm of Spizz & Cooper, LLP, where he specializes in tax matters. Mr. Cooper is a certified public accountant and holds a Master of Laws in Taxation from New York University School of Law. He is also a Special Professor of Law at Hofstra University Law School and an Adjunct Professor of Law at Touro Law School, where he teaches Finance and Accounting for Lawyers, Corporate Taxation, Advanced Corporate Taxation, Estate and Gift Taxation and Estate Planning.

     Barbara Levine, Ph.D. became a director of the Company on September 27, 2002. She is the Co-Director of the Human Nutrition Program at The Rockefeller University and the Director of Nutrition Information Center at The New York Hospital-Weill Medical College of Cornell University. Dr. Levine holds numerous professional memberships and is actively involved with local and national committees related to diet, nutrition and health issues.

     Delbert Spurlock, Jr. became a director of the Company on October 17, 2002. Since May 1993, Mr. Spurlock has served as the Associate Publisher/Executive Vice President of the Daily News L.P., New York Daily News. From 1991 until January 1993, Mr. Spurlock was Deputy Secretary of Labor, U.S. Department of Labor. Prior thereto, from 1981 to 1989 he was employed by the Department of the Army, Pentagon, Washington, D.C. From 1981 to 1983, he was General Counsel and from 1983 to 1989, he was Assistant Secretary of the Army. Mr. Spurlock has held other government positions, had his own private law firm, and had numerous presentations and publications.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

     We currently have one standing committee, the Audit Committee. The Audit Committee was formed on October 18, 2002. The members of the Audit Committee are Mr. Cooper (chairman), Dr. Levine and Mr. Spurlock. The duties of the Audit Committee include recommending the selection of an independent auditor, reviewing the audit, or proposed report of audit, and the accompanying management letter or other statement to be included in the Annual Report to Shareholders and ensuring that the company has adequate controls, policies, and procedures in place to assure compliance with applicable laws, regulations and company policy.

     Our directors who are officers or employees of the company will not be compensated for service on the Board of Directors or any committee thereof. Directors who are non-officers or non-employees have each been granted non-qualified stock options and receive $1,000 for attendance at each board meeting and $500 for each telephonic board meeting. These directors are also entitled to nominal compensation to cover travel costs.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2002, with the following exceptions:
David S. Bensol and Bradley Smith each failed to timely file a Form 4 reporting the grant of a stock option upon the completion of the reverse merger acquisition of the Company.

Item 10.      Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company (collectively, the "Named Executive Officers") whose salary and bonus exceeded $100,000 for the fiscal year (nine months) ended September 30, 2002, and the fiscal years ended December 31, 2001 and 2000.

                                                               Summary Compensation Table
                                                Annual Compensation                Long-Term Compensation Awards
                                       --------------------------------------- ---------------------------------------
                                                                                   Restricted          Securities
                                                                                     Stock             Underlying
Name and Principal Position     Year       Salary ($)          Bonus ($)            Award(s) ($)      Options/SARs (#)
------------------------------ ------- ------------------- ------------------- ------------------- -------------------
David Bensol, Chief             2002          *  $59,135                             $100,000          100,000 (1)
Executive Officer, President    2001                                                   -                   -
and Chairman of the Board       2000                                                   -                   -

Bradley Smith, Executive        2002          *  $59,135                              $75,000           75,000 (2)
Vice President, Secretary       2001                                                   -                   -
and a Director                  2000                                                   -                   -

-------------------------------------------------
* Amount paid for the nine months ended September 30, 2002

     (1) Pursuant to Mr. Bensol's Employment Agreement, he a) is being compensated at an annual salary of $150,000 and b) received options to purchase 100,000 shares which vest quarterly over the next year, commencing on December 31, 2002, and shall be exercisable for a five year period following the date of grant provided Mr. Bensol remains an employee of the company.

     (2) Pursuant to Mr. Smith's Employment Agreement, he a) is being compensated at an annual salary of $125,000 and b) received options to purchase 75,000 shares which vest quarterly over the next year, commencing on December 31, 2002, and shall be exercisable for a five year period following the date of grant provided Mr. Smith remains an employee of the company.

EMPLOYMENT AGREEMENTS
---------------------

     On September 26, 2002, we entered into an employment agreement with David Bensol, whereby Mr. Bensol agreed to serve as our Chief Executive Officer, President and Chairman of our Board of Directors for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Bensol in advance in writing. The agreement provides Mr. Bensol with an annual salary of $150,000, with an increase of 10% if our net income for four quarters ending on the most recent December 31st is greater than our net income for the four quarters ended on the preceding December 31st. Other than in the year ending December 31, 2002, Mr. Bensol shall be entitled to an annual bonus as is determined by our Board of Directors. Mr. Bensol's compensation also includes options to purchase 100,000 shares of common stock of the Company, which shall vest quarterly commencing on December 31, 2002 and be exercisable at a price equal to $1.00 per share for a five year period following the date of the grant. Mr. Bensol is entitled to participate in any pension, profit sharing, group insurance, option plan, hospitalization and group health and benefit plans that we make available to senior executives. Mr. Bensol also receives four weeks paid vacation time. The agreement also includes a non-competition provision for 24 months subsequent to any termination of his employment.

     On September 26, 2002, we entered into an employment agreement with Bradley Smith, whereby Mr. Smith agreed to serve as our Executive Vice President, Secretary and a director for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Smith in advance in writing. The agreement provides Mr. Smith with an annual salary of $125,000, with an increase of 7% if our net income for four quarters ending on the most recent December 31st is greater than our net income for the four quarters ended on the preceding December 31st. Other than in the year ending December 31, 2002, Mr. Smith shall be entitled to an annual bonus as is determined by our Board of Directors. Mr. Smith's compensation also includes options to purchase 75,000 shares of common stock of the Company, which shall vest quarterly commencing on December 31, 2002 and be exercisable at a price equal to $1.00 per share for a five-year period following the date of the grant. Mr. Smith is entitled to participate in any pension, profit sharing, group insurance, option plan, hospitalization and group health and benefit plans that we make available to senior executives. Mr. Smith also receives four weeks paid vacation time. The agreement also includes a non-competition provision for 24 months subsequent to any termination of his employment.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of stock options to the named Executive Officers during the fiscal year ended September 30, 2002.


                        Number of Shares      Percent of Total Options
                       Underlying Options      Granted to Employees in     Exercise Price        Expiration
Name                         Granted                 Fiscal Year              Per Share             Date
----                         -------                 -----------              ---------             ----

David Bensol                 100,000                     57%                    $1.00                 (1)

Bradley Smith                 75,000                     43%                    $1.00                 (2)


-----------------------------------------

     (1) Pursuant to Mr. Bensol's Employment Agreement, he received options to purchase 100,000 shares which vest quarterly over the next year, commencing on December 31, 2002 and shall be exercisable for a five year period following the date of grant provided Mr. Bensol remains an employee of the company.

     (2) Pursuant to Mr. Smith's Employment Agreement, he received options to purchase 75,000 shares which vest quarterly over the next year, commencing on December 31, 2002 and shall be exercisable for a five year period following the date of grant provided Mr. Smith remains an employee of the company.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table summarizes for the Named Executive Officers the total number of shares acquired upon exercise of options during the fiscal year ended September 30, 2002, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at September 30, 2002, and the aggregate dollar value of in-the-money, unexercised options, held at September 30, 2002. The value of the unexercised, in-the-money options at September 30, 2002, is the difference between their exercise or base price ($1.00), and the fair market value of the underlying common stock on September 30, 2002. The closing bid price of our common stock on September 30, 2002 was $3.25.



                                                                                                         Value of Unexercised
                              Shares Acquired Upon         Number of Securities                        In-The-Money
                              Exercise of Options          Underlying Unexercised                        Options at
                              During Fiscal 2002       Options at September 30, 2002                 September 30, 2002
                              ------------------       -----------------------------                 ------------------

Name           Number      Value Realized                Exercisable     Unexercisable       Exercisable    Unexercisable
----           ------      --------------                -----------     -------------       -----------    -------------



David
Bensol          None           -0-                           -0-              100,000          -0-             $225,000

Bradley
Smith           None           -0-                           -0-               75,000          -0-             $168,750



EQUITY COMPENSATION PLANS

     The following table sets forth certain information as of the fiscal year ended September 30, 2002, with respect to our compensation plans (including individual compensation arrangements).

                   EQUITY COMPENSATION PLAN INFORMATION TABLE
------------------------------ ---------------------------- --------------------------- ----------------------------
                                           (a)                         (b)                          (c)
------------------------------ ---------------------------- --------------------------- ----------------------------
Plan Category                  Number of securities to be   Weighted-average exercise   Number of securities
                               issued upon exercise of      price of outstanding        remaining available for
                               outstanding options,         options, warrants and       future issuance under
                               warrants and rights          rights                      equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans                 None
approved by security holders
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans         2,000,000 common shares            $1.23                 1,675,000 common shares
not approved by security
holders
------------------------------ ---------------------------- --------------------------- ----------------------------
Total                             2,000,000 common shares            $1.23                 1,675,000 common share
------------------------------ ---------------------------- --------------------------- ----------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of February 12, 2003, the beneficial ownership of our common stock, our only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and Named Executive Officers and (iii) all directors and officers as a group. To our knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.

Name and Address of                                 Amount and Nature of                Percent of
Beneficial Owner (1)                              Beneficial Ownership (2)               Class (2)
David Bensol.....................................       6,336,768 (3)                 26.01%

Bradley Smith....................................       1,036,391 (4)                  4.25%

Mitchell Cooper..................................          50,000 (5)                  0.20%

Barbara Levine...................................          50,000 (6)                  0.20%

Delbert Spurlock.................................          50,000 (6)                  0.20%

Harbor View Fund, Inc. (7).......................       2,109,448                      8.66%

Allied International Fund, Inc. (8)..............       2,012,774                      8.26%

Rubin Family Irrevocable Stock Trust (9).........       2,783,065                     11.42%

Luigi Piccione (10)..............................       1,750,000                      7.18%
                                                        ---------                      -----
All Directors and Officers as
    a Group (5 persons) .........................       7,523,159 (11)                30.63%
                                                        =========                     ======

     (1) Unless otherwise noted, address is c/o the Company, 762 Summa Avenue, Westbury, New York 11590.

     (2) Calculated based on 24,368,026 shares issued and outstanding as of January 31, 2003. Includes shares currently outstanding and, as to each person named, those shares which are not outstanding but which such person has the right to acquire within 60 days.

     (3) Includes 25,000 shares of common stock issuable upon exercise of stock options which became exercisable on December 31, 2002, but does not include 75,000 shares of common stock issuable upon exercise of stock options not currently exercisable.

     (4) Includes 18,750 shares of common stock issuable upon exercise of stock options which became exercisable on December 31, 2002, but does not include 56,250 shares of common stock issuable upon exercise of stock options not currently exercisable.

     (5) Includes 50,000 shares upon exercise of presently exercisable options.

     (6) Includes 50,000 shares issuable upon exercise of presently exercisable options but does not include the 200,000 shares issuable upon exercise of options to be granted in the future.

     (7) The address of this entity is c/o Snow Becker Krauss P.C., 605 Third Avenue, New York, New York 10158.

     (8) The address for this entity is 125 Michael Drive, Syosset, New York 11791.

     (9) The address for this entity is 18 Pine Tree Drive, Great Neck, New York 11024.

     (10) The address for this person is 15 Percy Williams Drive, East Islip, NY 11730.

     (11)  Includes   193,750   shares   issuable  upon  exercise  of  presently
exercisable options.


Item 12. Certain Relationships and Related Transactions.

     See Item 10. "Executive Compensation" for information concerning employment agreements entered into between the Company and David Bensol, Chief Executive Officer, and Bradley Smith, Executive Vice President, including options granted by the Company to each of the executive officers.

     On September 26, 2002, in connection with his joining the Board of Directors, Mitchell Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of Common Stock exercisable at $1.50 per share vested immediately.

     In addition, on September 26, 2002, in connection with their joining the Board of Directors, Dr. Barbara Levine and Delbert Spurlock, Jr. were each granted five-year non-qualified stock options to purchase 50,000 shares of common stock, at an exercise price of $1.50 per share, all of which options vested immediately. In addition, Dr. Levine and Mr. Spurlock were each awarded future grants of options to purchase up to 200,000 shares of common stock based upon their continued service to the Company. These options would be granted in 50,000 share increments on each of the first four anniversary dates of their joining the Board of Directors exercisable at the fair market value on the respective dates of grant. In the event of a buyout of the Company, their remaining future options shall be granted and will vest immediately.

Item 13.     Controls and procedures

Evaluation of disclosure controls and procedures.

     Our chief executive officer and our acting chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the
Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of a date within 90 days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Item 14.      Exhibits, List and Reports on Form 8-K.

(a)      Exhibits



Exhibit     Description


2.1(1)      Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical Home Care,
            Incorporated.

3.1 *       Certificate of Incorporation of the Company.

3.2 *       By-Laws of the Company.

4.1 *       2002 Employee Stock Incentive Plan

10.1(1)     Employment Agreement, dated as of September 26, 2002, by and between the Company and David S. Bensol.

10.2 (1)    Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith.

10.3 (1)    Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Incorporated, All Care Medical
            Products, Inc., and Luigi Piccione.

10.4 *      Consulting Agreement, dated as of November 15, 2002 by and between the Company and Rockwell Capital Partners, LLC.

10.5 *      Form of Investor Subscription Documents

10.6 *      Form of Convertible Promissory Note

21.1 *      List of Subsidiaries of the Company.

99.1 *      Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

99.2 *      Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.


-------------------------------------------------


     (1) Incorporated by reference to the company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

      *   Filed herewith
-------------------------------------------------

(b)      Reports on Form 8-K

     Current Report, on Form 8-K, dated September 26, 2002 and filed on September 26, 2002, which reports the change of control of the Company and the acquisition of Critical Home Care, Incorporated, a Delaware corporation, is hereby incorporated by reference, including exhibits attached thereto, into this Form 10-KSB for the nine months ended September 30, 2002.

ITEM 7



                              CRITICAL HOME CARE INC.

                         CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2002 AND DECEMBER 31, 2001





                             CRITICAL HOME CARE, INC.

                                    CONTENTS



                                                                            Page

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets as of September 30, 2002
  and December 31, 2001                                                      F-2

Consolidated Statements of Operations for the Nine Months Ended
  September 30, 2002 and 2001, the Year Ended December 31, 2001 and
  the Period from October 23, 2000 (Inception) to December 31, 2000          F-3

Consolidated Statements of Stockholders' Equity for the Nine Months
   Ended September 30, 2002, the Year Ended December 31, 2001 and
   the Period from October 23, 2000 (Inception) to December 31, 2000         F-4

Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2002 and 2001, Year Ended December 31, 2001 and
   the Period from October 23, 2000 (Inception) to December 31, 2000         F-5


Notes to Consolidated Financial Statements                                F-6-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Critical Home Care, Inc.

     We have audited the accompanying consolidated balance sheets of Critical Home Care, Inc. and subsidiaries (collectively, the "Company") as of September 30, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months and year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and December 31, 2001, and the consolidated results of its operations and its cash flows for the nine months and year then ended in accordance with accounting principles generally accepted in the United States of America.


Grassi & Co.
Certified Public Accountants
New York, NY
February 5, 2003

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,   December 31,
                                                               2002           2001
                                                               ----           ----
ASSETS

Current Assets
   Cash                                                    $    54,000     $   19,000
   Accounts receivable, net of allowance for
     doubtful accounts of $495,000 and $56,000               1,095,000        353,000
   Inventory                                                   485,000         55,000
   Prepaid expenses                                             35,000         17,000
   Deferred interest                                            75,000           -
                                                            ----------       ---------
        TOTAL CURRENT ASSETS                                 1,744,000        444,000
                                                            ----------       --------
Property and equipment - at cost, net                          481,000         36,000
Security deposits                                               35,000           -
Goodwill                                                     3,357,000           -
Other intangibles                                              100,000           -
                                                             ---------        -------
        TOTAL ASSETS                                       $ 5,717,000     $  480,000
                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt                       $     7,000     $    7,000
   Accounts payable                                            461,000        106,000
   Accrued expenses and other current liabilities              351,000         17,000
   Notes payable, asset acquisitions                           532,000           -
   Notes payable, other                                        444,000           -
   Due to shareholders                                            -            97,000
   Due to affiliate                                               -            95,000
                                                             ---------       --------
     TOTAL CURRENT LIABILITIES                               1,795,000        322,000

LONG-TERM DEBT, net of current portion                          11,000         16,000
                                                                ------         ------

     TOTAL LIABILITIES                                       1,806,000        338,000
                                                             ---------        -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.25 par value, 5,000,000 shares
   authorized, none issued and outstanding
Common stock, $0.25 par value, 100,000,000 shares
  authorized, 23,725,000 and 15,896,000 pro-forma
  shares issued and outstanding                              5,931,000      3,974,000
Additional paid-in capital                                   3,350,000           -
Accumulated deficit                                         (5,370,000)    (3,832,000)
                                                           -----------      ---------
     TOTAL SHAREHOLDERS' EQUITY                              3,911,000        142,000
                                                           -----------      ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 5,717,000    $   480,000
                                                           ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements


                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine months ended      Year ended    October 23,2000
                                                   September 30,        December 31,  (Inception) to
                                                2002          2001         2001       December 31, 2000
                                                ----          ----         ----       -----------------
                                                           (unaudited)

NET SALES                                 $  1,286,000    $  714,000  $  1,013,000     $      4,000

COST OF GOODS SOLD                             384,000       218,000       310,000           19,000
                                             ---------      --------      --------      -----------

GROSS PROFIT                                   902,000       496,000       703,000          (15,000)
                                             ---------      --------      --------       -----------
OPERATING EXPENSES:
   Selling, general and administrative       1,065,000       371,000       535,000           26,000
   Depreciation                                 12,000         6,000         9,000             -0-
                                             ---------     ---------      --------        ---------
     TOTAL OPERATING EXPENSES                1,077,000       377,000       544,000           26,000
                                             ---------     ---------      --------        ---------
(LOSS) INCOME FROM OPERATIONS                 (175,000)      119,000       159,000          (41,000)
                                             ---------     ---------     ---------        ---------

OTHER INCOME (EXPENSE):
    Interest expense                            (28,000)       (1,000)      (1,000)            -
    Other expense                                  -             -          (2,000)            -
    Management and billing fees                  96,000        25,000       25,000             -
                                               --------      --------      ---------        --------
                                                 68,000        24,000       22,000             -
                                               --------      --------      ---------        --------
(LOSS) INCOME BEFORE PRO-FORMA (CREDIT)
    PROVISION FOR INCOME TAXES                 (107,000)      143,000      181,000         (41,000)

PRO-FORMA (CREDIT) PROVISION FOR INCOME TAXES   (43,000)       57,000       74,000         (16,000)
                                              ----------       -------    ----------        --------
PRO-FORMA NET (LOSS) INCOME                  $  (64,000)    $  86,000   $  107,000       $ (25,000)
                                              ==========     =========   ==========       =========


BASIC AND DILUTED NET (LOSS)
   INCOME PER SHARE *                        $  (0.0039)    $  0.0054   $   0.0067      $  (0.0016)
                                              ==========    ==========   ==========      ==========


WEIGHTED AVERAGE SHARES OUTSTANDING            16,432,000     15,896,000    15,896,000    15,896,000
                                               ==========     ==========    ==========    ==========


     * Stock options were outstanding only in fiscal 2002 and therefore, diluted net loss would only be applicable in the nine months ended September 30, 2002 but is not shown as the result would be anti-dilutive.


The accompanying notes are an integral part of these consolidated financial statements

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months ended September 30, 2002,
                      the Year ended December 31, 2001 and
                October 23, 2000 (inception) to December 31, 2000


                                                    Additional
                                 Common Stock        Paid In   Accumulated
                               Shares      Amount    Capital     Deficit      Total
                               ------      ------    --------   ---------     ------
Balance, October 23, 2000     15,896,000 $3,974,000      -     (3,972,000)  $   2,000
(As adjusted for the
  reverse acquisition)

Net loss                          -           -          -        (41,000)    (41,000)
                             ----------   ---------  --------    ---------  ---------
Balance, December 31, 2000    15,896,000  3,974,000            (4,013,000)    (39,000)

Net income                                                        181,000     181.000
                              ---------   ---------  --------    ---------  ---------
Balance, December 31, 2001    15,896,000  3,974,000      -     (3,832,000)    142,000

Common stock issued for:
  Settlement of amounts due
    to affiliate                254,000      63,000     32,000       -         95,000
  Interest paid in common stock 100,000      25,000     75,000       -        100,000
  Reverse acquisition of
    New York Medical, Inc.    5,725,000   1,431,000       -    (1,431,000)       -
  Acquisition of All Care
    Assets                    1,750,000     438,000  3,062,000       -      3,500,000
Stock option compensation                              120,000       -        120,000
Debt cancellation pursuant to
   reverse acquisition                                  61,000       -         61,000
Net loss                           -          -          -       (107,000)   (107,000)
                              ---------   ---------   -------  ----------  ----------

Balance, September 30, 2002  23,725,000  $5,931,000 $3,350,000 $(5,370,000)$3,911,000
                             ==========  ==========  ========= =========== ==========



The accompanying notes are an integral part of these consolidated financial statements


                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine months       Year ended   October 23, 2000
                                                      ended September 30,   December 31,  (Inception) to
                                                      2002          2001        2001    December 31, 2000
                                                      ----          ----        ----    ----------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                $  (107,000)  $ 143,000    $  181,000     $(41,000)
Adjustments to reconcile net income to cash
  used in operating activities:
    Provision for bad debts                           91,000      48,000        56,000        1,000
    Depreciation                                      12,000       6,000         9,000          -
    Stock option compensation                        120,000         -              -           -
    Interest paid with common stock                   25,000         -              -           -

Changes in operating assets and liabilities, net
  of acquisition:
    Accounts receivable                             (276,000)   (350,000)     (409,000)         -
    Inventory                                         32,000     (48,000)      (55,000)         -
    Prepaid expenses                                 (18,000      15,000         4,000      (21,000)
    Security deposits                                (21,000)        -             -            -
    Accounts payable                                  60,000      61,000        67,000       36,000
    Accrued expenses and other current liabilities    91,000      12,000        21,000          -
                                                     -------    --------      --------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    9,000    (113,000)     (126,000)     (25,000)
                                                    ---------   ---------     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for acquisition                       (380,000)       -            -              -
    Purchase of property and equipment                (5,000)    (28,000)     (28,000)      (18,000)
                                                    ---------   ---------     -------       --------
NET CASH USED IN INVESTING ACTIVITIES               (385,000)    (28,000)     (28,000)      (18,000)
                                                    ---------   ---------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                            -           -            -            2,000
    (Payment of)/Proceeds from long-term debt         (5,000)     24,000       22,000           -
    Increase in due to affiliate                        -         70,000       83,000        12,000
    Proceeds from notes payable                      501,000      60,000         -              -
    (Payment of) Proceeds from loans
       payable - shareholders                        (35,000)       -          64,000        33,000
    Payment of Notes payable - acquisitions          (50,000)       -            -              -
                                                     --------    -------      -------        ------
NET CASH PROVIDED BY FINANCING ACTIVITIES            411,000     154,000      169,000        47,000
                                                     -------     -------      -------        ------

NET INCREASE IN CASH                                  35,000      13,000       15,000         4,000
CASH, BEGINNING OF PERIOD                             19,000       4,000        4,000          -0-
                                                    --------     -------      -------        ------
CASH, END OF PERIOD                                 $ 54,000    $ 17,000    $  19,000      $  4,000
                                                    ========    ========    =========      ========

Supplementary information:
   Cash paid for interest                           $  1,000    $   -      $   1,000       $   -0-
                                                     ==========  ========    =========     ========
Non-cash investing and financing activities
   Issuance of stock for asset acquisition         $ 3,500,000  $   -      $     -         $   -0-
                                                     ==========  ========   ==========    ========

The accompanying notes are an integral part of these consolidated financial statements

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Nine Months ended September 30, 2002
                      And the Year ended December 31, 2001

1.       DESCRIPTION OF BUSINESS AND CHANGE OF FISCAL YEAR

     Critical Home Care, Inc. and subsidiaries (collectively, the "Company") is incorporated in Nevada and based on Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO's, PPO's and private pay.

     On December 10, 2002, the Board of Directors approved a change of the Company's fiscal year from a calendar year ending December 31 to a fiscal year ending September 30. Such change was effective for the fiscal year (nine months) ended September 30, 2002 for both reporting and tax purposes.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation - The consolidated financial statements include the accounts of the Critical Home Care, Inc. and its wholly-owned subsidiaries. All significant intercompany items have been eliminated in consolidation.

     Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition - Revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and patients and are recorded at net realizable amounts estimated to be received from customers, patients and third party payors. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such adjustments, however, appeals are sometimes filed and if such appeals are decided in the Company's favor, revenues would be adjusted. The Company estimates bad debt expense and the allowance for uncollectible accounts.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Concentration of credit risk - The Company primarily provides health care services, medical need related equipment and customized devices and is primarily reimbursed by the patient's third-party insurers or governmentally funded health care insurance programs. The Company performs ongoing credit evaluations of its private pay customer patients and open account customers. Accounts receivable are not collateralized. The ability of the Company's debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company's customer patients and future legislation and regulatory actions. The Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.


     Long-lived assets - The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable and such review is performed at least once a year. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

     Property and equipment - Property and equipment is recorded at cost and depreciation is calculated on the straight-line method over the estimated useful lives of the assets as set forth in the table below.

                     Computer equipment           3 to 5 years
                     Delivery vehicles            2 to 5 years
                     Office equipment and
                       furniture and fixtures     3 to 5 years
                     Rental equipment             3 to 5 years
                     Leasehold improvements       the shorter of economic
                                                  life or lease term

     Financial instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable and loans and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments and that due to their short term nature, their fair values approximate their carrying values, unless otherwise noted.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine months ended September 30, 2002
                      and the Year ended December 31, 2001

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables, supplies and equipment used in conjunction with patient service.

     Earnings per share - The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity.

     Stock-based compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and to provide the pro-forma disclosures required by FAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

     Income taxes - As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance against the deferred tax asset. An expense must be included within the tax provision in the statement of operations for any increase in the valuation allowance for a given period. The Company will file a consolidated Federal income tax return including the operations of all wholly owned subsidiaries.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     In the event that the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an increase to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to the valuation allowance would increase income in the period such determination was made.

     Intangible assets - In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. Other intangible assets consists of a five (5) year non-compete agreement related to the All Care Asset acquisition and is being amortized over its life. The adoption of SFAS No. 141 and 142 did not have a material effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of". This statement removes goodwill from the scope of SFAS No. 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

     Recent pronouncements - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the implementation of this statement will have a material impact on its consolidated financial position or results of operations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

Reclassification - Certain prior year amounts have been reclassified to conform to current year presentation.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001

3. PROPERTY AND EQUIPMENT

   Property and equipment at September 30, 2002 and December 31, 2001 consist of the following:

                                                            Net Book Value
                                        Accumulated  September 30,  December 31,
                                Cost    Depreciation     2002           2001
                               ------   ------------     ----           ----
   Delivery vehicles         $  56,000   $   9,000    $  47,000     $  20,000
   Leasehold improvements      140,000       1,000      139,000          -
   Office equipment and
     furniture and fixtures    136,000       8,000      128,000         6,000
   Computer equipment           30,000       4,000       26,000        10,000
   Rental equipment            141,000        -         141,000          -
                             ---------   ---------     ---------     ---------
                             $ 503,000   $  22,000    $ 481,000     $  36,000
                             =========   =========     =========     =========
4. CONCENTRATION OF RISK

     The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time the Company's balance may exceed this limit. At September 30, 2002, uninsured cash balances were approximately $24,000. The Company believes it is not exposed to any significant credit risk on cash.

5. NOTES PAYABLE

     Notes payable, asset acquisitions at September 30, 2002 consist of:

   Notes payable, issued August 8, 2002 pursuant to the
   Homecare Alliance asset acquisition agreement, bearing
   interest at 8% per annum payable $50,000 on October
   1, 2002 and $100,000 on November 1, 2002.                          $ 150,000

   Notes payable, issued September 13, 2002 pursuant to
   the All Care asset acquisition agreement, bearing
   interest at 7% per annum payable $275,000 on March 1, 2003
   and $107,000 on August 15, 2003.                                     382,000
                                                                        -------
                                                                      $ 532,000
                                                                      =========
   Notes payable, other at September 30, 2002 consist of:

   Notes payable issued between July 1, 2002 and September
   19, 2002 pursuant to working capital loans provided by
   certain persons bearing interest at 8% to 12% per annum
   payable March 1, 2003 through September 30, 2003. These notes
   are secured by certain assets of the Company.                      $ 394,000

   Note payable, issued September 13, 2002 relative to a non-
   compete agreement with the prior All Care senior executive,
   bearing interest at 7% per annum payable August 15, 2003.             50,000
                                                                      ---------

                                                                      $444,000
                                                                      =========

               CRITICAL HOME CARE, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

                Nine Months ended September 30, 2002
                and the Year ended December 31, 2001

6. ACQUISITIONS

     On August 8, 2002, Classic Healthcare Solutions, Inc. ("Classic"), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Homecare Alliance, Inc. ("Alliance") for a purchase price of $250,000 of which $100,000 was in cash and $150,000 was payable through the issuance of Notes. On September 13, 2002, through another wholly owned subsidiary, the Company acquired substantially all of the assets of All Care Medical Products, Inc. ("All Care") for a purchase price of $4,025,000 consisting of $200,000 in cash, $325,000 in notes, and 1,750,000 shares of the Company's common stock valued at $2.00 per share. The primary purpose of these acquisitions was to expand the Company's product lines and market area as well as to consolidate the overhead expenses and to increase revenues.


     The revenues and costs of these two operations have been included with those of the Company since their respective dates of acquisition. The allocation of the purchase prices, including certain acquisition costs of $25,000 and $130,000 respectively, was as follows:

                                    Alliance              All Care
                                   ---------              --------
Cash                          $        -             $       78,000
Accounts receivable, net               -                    557,000
Inventory                           168,000                 433,000
Fixed assets                        107,000                 206,000
Security deposits                      -                     14,000
Goodwill                               -                  3,357,000
Accounts payable                       -                   (230,000)
Loan payable to stockholder            -                    (15,000)
Accrued liabilities                       -                (245,000)
                                -----------           -------------
                              $     275,000          $    4,155,000
                              =============          ==============

     On September 26, 2002, New York Medical, Inc., formerly known as Mojave Southern, Inc., ("NYMI") and Critical Home Care, Incorporated ("Critical") consummated an acquisition whereby NYMI cancelled 8,975,000 of its 14,700,000 common shares then outstanding and issued (a) 16,250,000 new shares of restricted  common  stock to  Critical  in  exchange  for all of the  issued and outstanding shares of Critical and, (b) 1,750,000 new shares of restricted common stock to consummate the All Care Asset Purchase as described above. This transaction resulted in a change in control of NYMI and a total of 23,725,000 outstanding shares of common stock. In addition, NYMI changed its name to Critical Home Care, Inc. The sole operating subsidiary of Critical prior to the acquisitions described above was Classic which had been acquired by Critical on July 12, 2002 by the issuance of 7,373,000 common shares of stock.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001


     For accounting purposes, the transaction between NYMI and Critical is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of Critical now own a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI has been recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Critical. Such historical financial statements reflect the results of operations of Classic and include the effect of the reverse acquisition as if it had been consummated on October 23, 2000, Classic's date of inception. Classic was a Sub Chapter S corporation through the date of its acquisition on July 12, 2002, and all tax effects have therefore been shown on a pro-forma basis.


     The acquisition of Alliance was not considered material for purposes of including a pro-forma condensed combined statement of operations in this Form 10-KSB, but the acquisition of All Care was. Therefore, the pro-forma condensed statements of operations presented below represents what the results of operations of the combined companies would have been had the All Care acquisition taken place at the beginning of each fiscal period shown.

                                                                    Year Ended
                             Nine Months Ended September 30,        December 31,
                                 2002               2001                2001
                                 ----               ----                ----
Sales                       $  4,172,000      $  3,652,000        $  5,020,000
Cost of sales                  1,353,000         1,263,000           1,772,000
                              ----------        ----------          ----------
Gross profit                   2,819,000         2,389,000           3,248,000

Operating expenses             2,767,000         1,930,000           2,615,000
                              ----------       -----------          -----------
Operating income                  52,000           459,000             633,000

Other income                       3,000            27,000              27,000
                             -----------       -----------           ----------
 Income before taxes          $   55,000          $486,000          $  660,000
                             ============      ============          =========

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001


7. RELATED PARTY TRANSACTIONS

     Effective October 23, 2000, the Company leased office space from RVC Realty Corp., which is owned by a trust that was established for the benefit of the children of the President of the Company. Rent expense for that facility was incurred in the amount of $46,000 during the nine months ended September 30, 2002 and $62,000 during the year ended December 31, 2001. The lease was terminated on December 31, 2002 and the operations of that location were consolidated into another facility.

     The amount due to affiliate of $95,000 as of December 31, 2001 represented amounts due under the above mentioned lease for rent and real estate taxes. Such amounts due were non-interest bearing and were settled and paid in full, through the issuance of 254,000 shares of the Company's common stock on July 12, 2002.

     Loans payable - shareholders as of December 31, 2001 in the amount of $97,000, represents non-interest bearing working capital advances to the Company by its two senior executives. The balance due of $61,000 at July 12, 2002 was contributed to capital in connection with the acquisition of Classic.


8.       LONG-TERM DEBT

     Long-term debt at September 30, 2002 and December 31, 2001 consisted of a note payable in monthly installments of $558 per month including interest at 6.9% and maturing in April 2005 and secured by a delivery vehicle.

                                        September 30,     December 31,
                                            2002              2001
                                            ----              ----
Total amount due                          $18,000           $23,000
Less: Current portion                       7,000             7,000
                                           ------            ------
                                           11,000            16,000
                                          =======           =======

9.       INCOME TAXES

     The provision (credit) for income taxes is reflected on a pro-forma basis using a blended rate of 40% for Federal and state taxes that would have been applicable had the Company been required to file tax returns covering the full fiscal periods included in the financial statements. Actual income taxes due will be different as Classic was a sub chapter S corporation through July 12, 2002 and only its results of operations from that date through September 30, 2002 will be included in the Company's tax returns.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001

10.      QUARTERLY FINANCIAL INFORMATION (unaudited)

 The following is a summary of quarterly financial results for the nine months ended September 30, 2002 and for the year ended December 31, 2001:

                              FIRST           SECOND         THIRD       FOURTH
  2002:                      QUARTER         QUARTER        QUARTER      QUARTER
  -----                      -------         -------        -------      -------

 Net revenues              $ 307,000     $ 323,000      $ 656,000          -

 Gross profit                220,000       223,000        459,000

 Operating income (loss)      49,000       (24,000)      (200,000)         -

 Net income (loss)            29,000       (14,000)       (79,000)         -

 Net income (loss) per
   common share:

 Basic and diluted         $  0.0018     $ (0.0009)     $ (0.0050)         -

 2001:
 -----

 Net revenues              $ 101,000     $ 319,000      $ 294,000      $ 299,000

 Gross profit                71,000        223,000        206,000        203,000

 Operating (loss) income      (8,000)       71,000         56,000         40,000

 Net income                    8,000        43,000         33,000         23,000

 Net income per common share:

 Basic and diluted         $  0.0005     $  0.0027      $  0.0021      $  0.0014

 11. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

     On September 26, 2002, the Company's Board of Directors adopted the Critical Home Care, Inc. 2002 Employee Stock Incentive Plan (the "Plan"). The Plan covers an aggregate of 2 million shares of the Company's common stock which may be granted to employees, salaried officers, directors and other key persons employed by, or having a business relationship with, the Company, or its subsidiaries, in the form of incentive stock options, non-qualified stock options, and/or awards of stock granted under the Plan during the ten year period following the date of the Plan's adoption.

     Pursuant to the terms of their employment agreements, each dated September 26, 2002, David Bensol, Chief Executive Officer and Bradley Smith, Executive Vice President, were granted options to purchase 100,000 and 75,000 shares of common stock, respectively. All such options vest quarterly from December 31, 2002 through September 30, 2003 and are exercisable at $1.00 per share for five years from the date of grant.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2001

11.      STOCK OPTION PLAN (continued)

     On September 26, 2002, in connection with his joining the Board of Directors, Mitchell Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of common stock exercisable at $1.50 per share all of which options vested immediately.

     In addition, on September 26, 2002, also on in connection with their joining the Board of Directors, Dr. Barbara Levine and Delbert Spurlock, Jr. were each granted five-year non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share, all of which options vested immediately. In addition, Dr. Levine and Mr. Spurlock were each awarded future grants of options to purchase up to 200,000 shares of common stock based upon their continued service to the Company. These options would be granted in 50,000 share increments on each of the first four anniversary dates of their joining the Board of Directors exercisable at the fair market value on the respective dates of grant. In the event of a buyout of the Company, their remaining future options shall be granted and will vest immediately.

     The following table illustrates the Company's issuances of stock options and outstanding stock option balances since the Company adopted the Plan:

                                          Outstanding        Weighted-Average
                                            Options           Exercise Price
                                            -------           --------------
Fiscal 2002:
    Granted                                 325,000               $1.23
    Exercised                                 -0-
    Expired                                   -0-
                                           --------               -----
    Balance at September 30, 2002           325,000               $1.23
                                            =======               =====


Additional information pertaining to outstanding options at September 30, 2002:

    Exercise                   Remaining     Average                 Average
     Price       Outstanding     Life       Exercise    Exercisable Exercise
     Range         Options      (Years)       Price      Options      Price
     -----         -------      -------       -----      -------      -----
     $1.50         150,000       4.99         $1.50      150,000      $1.50
     $1.00         175,000       4.99         $1.00        -0-         N.A.
     -----         -------       ----         -----         -
                   325,000       4.99         $1.23      150,000      $1.50
                   =======       ====         =====      =======      =====

     The Company has elected to account for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and to provide the pro-forma disclosures required by SFAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company recorded $120,000 of stock option compensation in the nine months ended September 30, 2002.

     Black-Scholes is an acceptable and recognized stock option valuation model. Had compensation cost for the options been determined using the methodology prescribed under the Black-Scholes option pricing model, the Company's net loss would have been $339,000.

      Assumptions used for the Black-Scholes calculation were:

         Expected dividend yield         0.00%
         Risk free interest rate         2.75%
         Expected life                   5 years
         Expected volatility             0.435

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2002


12. COMMITMENTS AND CONTINGENCIES

     The Company leases office and warehouse space under noncancellable operating leases. Future minimum rental payments, by year and in the aggregate, under operating leases with a term of one year or more consist of the following at September 30, 2002:

         2003                           $ 442,000
         2004                             462,000
         2005                             475,000
         2006                             481,000
         2007                             385,000
         Thereafter                       247,000

     Rent expense for the nine months ended September 30, 2002, the year ended December 31, 2001 and the period from inception to December 31, 2000 was $86,000, $62,000 and $12,000, respectively.

     On September 26, 2002, the Company entered into an employment agreement with David Bensol, whereby Mr. Bensol agreed to serve as our Chief Executive Officer, President and Chairman of our Board of Directors for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Bensol in advance in writing. The agreement provides Mr. Bensol with an annual salary of $150,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Bensol's compensation also includes options to purchase 100,000 shares of common stock of the Company, which shall vest quarterly commencing on December 31, 2002 and be exercisable at a price equal to $1.00 per share for a five year period following the date of the grant. Mr. Bensol is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24 month non-competition provision effective from the date of termination of employment.

     On September 26, 2002, the Company entered into an employment agreement with Bradley Smith, whereby Mr. Smith agreed to serve as our Executive Vice President, Secretary and a director for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Smith in advance in writing. The agreement provides Mr. Smith with an annual salary of $125,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Smith's compensation also includes options to purchase 75,000 shares of common stock of the Company, which shall vest quarterly commencing on December 31, 2002 and be exercisable at a price equal to $1.00 per share for a five-year period following the date of the grant. Mr. Smith is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24 month non-competition provision effective from the date of termination of employment.


13.       SUBSEQUENT EVENTS

     On October 25, 2002, the Company consummated an initial closing of gross proceeds of $550,000 pursuant to an ongoing private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The placement is for up to a maximum of $2,000,000 of convertible promissory notes (the "notes") that were originally due on December 31, 2002 and can be automatically converted into common shares at the rate of one share for one dollar of notes at the discretion of the Company. On November 11, 2002, the Company elected to convert the $550,000 received plus accrued interest of $2,168 into 552,168 common shares. The offering is ongoing and the offering period and due date of the notes have been extended through February 28, 2003 pursuant to the extension terms of the private placement offering document. Through February 18, 2003, the Company received an additional $115,858 and the respective notes were converted into a total of 115,858 shares.

     On November 15, 2002, the Company and Rockwell Capital Partners, LLC ("Rockwell") entered into a three year consulting agreement whereby Rockwell will provide certain consulting services, and guidance in the areas of strategic planning, product development and general business and financial matters. Rockwell will be paid $30,000, $32,000 and $35,000 respectively for the three years of rendering services to the Company and will be reimbursed for related out of pocket expenses.

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      Nine Months ended September 30, 2002
                      and the Year ended December 31, 2002

     On February 18, 2003, the Company and Health Care Business Credit Corporation signed a financing commitment letter covering an asset based credit facility of up to $5,000,000 for a period of three years and a commitment fee of $75,000 was charged to the Company. Management anticipates that a definitive loan agreement will be executed on or before February 28, 2003 and that the initial funding will approximate $500,000 net of related expenses. Advances will be available of up to 85% of eligible receivables, as defined, and the basic terms of the loan agreement are expected to include, among others, a prepayment penalty, an interest rate of Prime plus 2 percent, an annual unused line fee of 1/2 % on the unused portion of the facility and compliance with certain covenants related to debt service coverage. The lender will have a perfected first priority valid and enforceable lien and security interest on all of the Company's accounts receivable and its related tangible assets. In the event that the transaction described above does not close, the Company will have to obtain alternate sources of working capital. The Company has been negotiating loans of $250,000 and $125,000, respectively, with two different potential investors. The current proposed structure includes a term of 14 months pursuant to promissory notes, an interest rate of Prime, as defined, plus 1% and certain stock options. There can be no assurance that any of these proposed transactions will occur.

     On November 14, 2002, the Company and Ocean Breeze Infusion Care of Farmingdale, Inc. ("Ocean Breeze") signed a 60 day non-binding letter of intent relating to a proposed acquisition of certain assets of Ocean Breeze by the Company. The parties discussed and negotiated possible transaction structures throughout the term of the letter of intent but were unable to reach a mutually acceptable agreement. Nonetheless, management of the Company and Ocean Breeze continue to explore the possibility of a transaction; however no assurance can be given that any such transaction will be consummated.

                      CRITICAL HOME CARE INC. AND SUBSIDIARIES
                              SUPPLEMENTAL INFORMATION

                     Nine Months ended September 30, 2002 and
                        the Year ended December 31, 2001


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (unaudited)

    Nine Months ended September 30, 2002 and the Year Ended December 31, 2001


                                Balance at       Charged to         Charged to                         Balance at
                                Beginning        Costs and            Other         Additions            End of
Description                     of  Period        Expenses           Accounts     (Deductions)           Period
-----------                     ----------        --------            --------    ------------           ------


Year
----

Allowance for doubtful accounts:

December 31, 2000               $   -               $  -               $   -            $  -            $   -

December 31, 2001                   -               56,000                 -               -              56,000

September 30, 2002                56,000           156,000             175,000         322,000
                                                                                       406,000   A
                                                                                      (233,000)  B       495,000



A:    Reserve acquired pursuant to the All Care Asset Acquisition

B:    Write off of All Care bad debts of $132,000 and Classic bad debts of  $101,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CRITICAL HOME CARE, INC.


                                              By: /s/ David Bensol /
                                              David Bensol
                                              Chief Executive Officer, President
                                              and Chairman of the Board

                                              Date: February 18, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David Bensol                                          February 18, 2003
----------------                                          -----------------
David Bensol
Chief Executive Officer, (Principal Executive Officer)
President and Chairman of the Board


/s/ David M. Barnes                                       February 18, 2003
-------------------                                      -----------------
David M. Barnes
Acting Chief Financial Officer
(Principal Financial Officer)


/s/ Bradley Smith                                         February 18, 2003
-----------------                                         -----------------
Bradley Smith
Executive Vice President,
Secretary and a Director


/s/ Mitchell Cooper                                       February 18, 2003
-------------------                                       -----------------
Mitchell Cooper
Director



/s/ Barbara Levine                                        February 18, 2003
------------------                                        -----------------
Barbara Levine
Director


/s/ Delbert Spurlock, Jr.                                 February 18, 2003
-------------------------                                 -----------------
Delbert Spurlock, Jr.
Director

                                  CERTIFICATION

     In connection with the Annual Report of Critical Home Care, Inc. (the "Company") on Form 10-KSB for the year (nine months) ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David S. Bensol, the President and Chief Executive Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  February 18, 2003
                                 By: /s/ David S. Bensol
                                     --------------------------
                                     David S. Bensol, President and Chief
                                     Executive Officer

                                  CERTIFICATION

     In connection with the Annual Report of Critical Home Care, Inc. (the "Company") on Form 10-KSB for the year (nine months) ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, David M. Barnes, the Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  February 18, 2003


                                    /s/ David M. Barnes
                                    ----------------------------
                                    David M. Barnes
                                    Acting Chief Financial Officer

EXHIBIT 99.1

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

     I, David S. Bensol, the Chief Executive Officer of Critical Home Care, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Critical Home Care, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 18, 2003               /s/ David S. Bensol
                                     -----------------------------
                                     David S. Bensol, Chief Executive Officer

EXHIBIT 99.2

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

     I, David M. Barnes, the Acting Chief Financial Officer of Critical Home Care, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Critical Home Care, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003                /s/ David M. Barnes
                                     -----------------------------
                                     David M. Barnes,
                                     Acting Chief Financial Officer

EXHIBIT 21  - List of Subsidiaries



Critical Home Care, Incorporated

Classic Health Care Solutions, Inc.