Form 10QSB
period 2002-12-31
CRITICAL HOME CARE INC
filed 2003-02-19
CIK 1071941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For The Quarter Ended December 31, 2002
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

                                  516-997-1200
                           (Issuer's telephone number)


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class               Number of Shares
       Common Stock                   Outstanding               Date
 (par value $0.25 per share)          24,368,026          February 14, 2003

           Small Business Disclosure Format (Check one): Yes[X] No[ ]

                              CRITICAL HOME CARE, INC.


                                      INDEX

                                                                     Page
                                                                    Number
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
       December 31, 2002 (unaudited) and September 30, 2002.....      3
     Consolidated Statements of Operations
       Three Months Ended December 31, 2002
       and December 31, 2001 (unaudited)........................      4
     Consolidated Statements of Cash Flows
       Three Months Ended December 31, 2002
       and December 31, 2001 (unaudited)........................      5
     Notes to the Consolidated Financial
     Statements (unaudited)......................................     6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............     8
   Item 3. Controls and Procedures...............................     10

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................     10
   Item 2. Changes in Securities.................................     10
   Item 3. Defaults Upon Senior Securities.......................     10
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................     10
   Item 5. Other Information ....................................     10
   Item 6. Exhibits and Reports on Form 8-K......................     10

           Signatures............................................     11
           Certifications........................................     12


ITEM 1
                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,   September 30,
                                                                                           2002           2002
                                                                                       ------------   -----------
                                                                                        (unaudited)
                                  ASSETS


CURRENT ASSETS:
   Cash.....................................................................          $    85,000     $54,000
   Accounts receivable, net of allowance for
       doubtful accounts of $455,000 and $495,000...........................            1,560,000   1,095,000
   Inventory................................................................              422,000     485,000
   Prepaid expenses.........................................................               19,000      35,000
   Deferred interest........................................................               51,000      75,000
                                                                                      -----------  ----------

       TOTAL CURRENT ASSETS.................................................            2,137,000   1,744,000


Property and equipment - at cost, net.......................................              497,000     481,000
Goodwill....................................................................            3,357,000   3,357,000
Security deposits...........................................................               35,000      35,000
Other intangibles...........................................................               95,000     100,000
                                                                                      -----------  -----------

       TOTAL ASSETS........................................................           $ 6,121,000 $ 5,717,000
                                                                                      =========== ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt.......................................           $     7,000 $     7,000
   Accounts payable........................................................               530,000     461,000
   Accrued expenses and other current liabilities..........................               371,000     351,000
   Notes payable - asset acquisitions......................................               432,000     532,000
   Notes payable - other...................................................               255,000     444,000
                                                                                        ---------    ---------
       TOTAL CURRENT LIABILITIES...........................................             1,595,000   1,795,000

LONG-TERM DEBT, net of current portion.....................................                 9,000      11,000
                                                                                        ---------    ---------

       TOTAL LIABILITIES                                                                1,604,000   1,806,000
                                                                                        ---------   ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $0.25 par value, 5,000,000 shares authorized, none issued and outstanding
   Common stock, $0.25 par value; 100,000,000 shares authorized,
        24,368,026 and 23,725,000 shares issued
        and outstanding.....................................................            6,092,000   5,931,000
   Additional paid-in capital...............................................            3,792,000   3,350,000
   Accumulated deficit......................................................           (5,367,000) (5,370,000)
                                                                                       ----------   ---------
       TOTAL SHAREHOLDERS' EQUITY...........................................            4,517,000   3,911,000
                                                                                        ---------   ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................          $ 6,121,000  $5,717,000
                                                                                     ============  ==========



                       The accompanying notes are an integral part of these financial statements.


                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,

                                                                   2002                 2001
                                                                   ----                 ----
NET SALES..............................................     $  1,685,000        $      299,000
COST OF GOODS SOLD.....................................          541,000                91,000
                                                              ----------              ---------
GROSS PROFIT...........................................        1,144,000               208,000

OPERATING EXPENSES:
    Selling, general and administrative................        1,204,000               166,000
    Depreciation and amortization......................           32,000                 3,000
                                                               ---------              ---------

      TOTAL OPERATING EXPENSES.........................        1,236,000               169,000
                                                               ---------              ---------

(LOSS) INCOME FROM OPERATIONS..........................          (92,000)               39,000
                                                               ----------            ----------
OTHER INCOME (EXPENSE)

   Interest expense...................................           (41,000)                 -
   Other income.......................................           138,000                  -
                                                               ----------            ----------
                                                                  97,000                  -


NET INCOME BEFORE INCOME TAXES.........................            5,000                39,000

PROVISION FOR INCOME TAXES (*).........................            2,000                16,000
                                                               ---------             ----------
NET INCOME.............................................     $      3,000           $    23,000
                                                               =========            ===========


BASIC AND DILUTED INCOME PER SHARE.....................     $    0.00013            $  0.0015
                                                                 =======              ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,045,000            15,896,000
                                                              ==========            ==========


(*) - Provision for income taxes and net income are on a pro-forma basis in the 2001 quarter due to the historical entity having Subchapter S status.


   The accompanying notes are an integral part of these financial statements.


                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                             -----------
                                                                      2002                2001
                                                                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.........................................        $       3,000         $     39,000
   Adjustments to reconcile net income to
     cash used in operating activities:
       Provision for bad debts........................                 -                   8,000
       Depreciation and amortization..................               32,000                3,000
       Stock option compensation......................               57,000                 -

   Changes in operating assets and liabilities
       Accounts receivable.............................            (465,000)             (59,000)
       Inventory.......................................              63,000               (7,000)
       Prepaid expenses................................              16,000              (11,000)
       Deferred interest...............................              24,000                 -
       Accounts payable................................              69,000                6,000
       Accrued expenses and other current liabilities..              20,000                8,000
                                                                  ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES..................            (181,000)             (13,000)
                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment..................             (43,000)                -
                                                                  ----------             --------
NET CASH USED IN INVESTING ACTIVITIES..................             (43,000)                -
                                                                    -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net.........             546,000                 -
   Proceeds from loans payable, shareholder............                -                  64,000
   (Payment of) / Proceeds from long-term debt.........              (2,000)              (2,000)
   Increase in due to affiliate........................                -                  13,000
   Payments of notes payable - asset acquisitions......            (100,000)                -
   Payments of notes payable - other ..................            (189,000)             (60,000)
                                                                   --------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............             255,000               15,000
                                                                    -------              -------

NET INCREASE IN CASH...................................              31,000               13,000
CASH, BEGINNING OF PERIOD..............................              54,000                4,000
                                                                  ---------             ---------
CASH, END OF PERIOD....................................       $      85,000       $       17,000
                                                               ============           ===========
Supplementary information:

Cash paid during the period for:

   Interest...........................................       $        2,000       $        1,000
                                                                ============          ===========

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information of Critical Home Care, Inc. and subsidiaries (the "Company") included in this report has been prepared in conformity with the accounting principles reflected in the consolidated, audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year (nine months) ended September 30, 2002 filed with the Securities and Exchange Commission on February 18, 2003. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the report on Form 10-KSB mentioned above as well as the Company's other filings with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - ACQUISITIONS IN FISCAL 2002

     On July 12, 2002, the Company acquired 100% of the common stock of Classic Health Care Solutions, Inc. ("Classic"); on August 8, 2002, the Company acquired substantially all of the assets and business operations of Home Care Alliance, Inc. ("Alliance"); on September 12, 2002, the Company acquired substantially all of the assets and business operations of All Care Medical Products. Inc. ("All Care"); and on September 26, 2002, the Company consummated a reverse acquisition with New York Medical, Inc. ("NYMI").

     For accounting purposes, the transaction between NYMI and Critical was considered, in substance, a capital transaction rather than a business combination. The exchange was accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of Critical now own a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI was recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Critical. Such historical financial statements reflect the results of operations of Classic which was a sub chapter S corporation through the date of its acquisition on July 12, 2002, and all tax effects have therefore been shown on a pro-forma basis for the prior year.


NOTE 3 - ISSUANCES OF SECURITIES

     On October 25, 2002, the Company consummated an initial closing of gross proceeds of $550,000 pursuant to an ongoing private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The placement is for up to a maximum of $2,000,000 of convertible promissory notes that are due on February 28, 2003 and can be automatically converted into common shares at the rate of one share for one dollar of notes at the discretion of the Company. On November 11, 2002, the Company elected to convert the proceeds of $550,000 into 550,000 common shares and paid accrued interest on such notes through the issuance an additional 2,168 common shares. In December 2002, the Company received an additional $90,858 of proceeds from the ongoing private placement and the notes were converted into a total of 90,858 common shares. On February 13, 2003, the Company received another $25,000 of proceeds from the ongoing private placement, and the note was immediately converted into 25,000 common shares.

NOTE 4 - NOTES PAYABLE

     During the quarter ended December 31, 2002, the Company and certain noteholders of Notes payable-other agreed to amended payment terms. However, prior to the amendments being finalized, the Company had made partial payments of $189,000 on the original due dates of the notes in October and November, 2002.



NOTE 5 - SUBSEQUENT EVENTS

     On February 18, 2003, the Company and Health Care Business Credit Corporation (HCBCC) signed a financing commitment letter covering an asset based credit facility of up to $5,000,000 for a period of three years and a commitment fee of $75,000 was charged to the Company. Management anticipates that a definitive loan agreement will be executed on or before February 28, 2003 and that the initial funding will approximate $500,000, net of related expenses. Advances will be available up to 85% of eligible receivables, as defined, and the basic terms of the loan agreement are expected to include, among other things, a prepayment penalty, an interest rate of prime plus 2 percent, an annual unused line fee equal to 1/2 % of the unused portion of the facility and required compliance with certain financial covenants relative to the debt service coverage ratio. The lender will receive a perfected first priority valid and enforceable lien and security interest on all of Company's accounts receivable and related intangible assets.

     The Company is also negotiating with two potential investors for loans of $250,000 and $125,000, respectively. The current proposed structure of these loans includes a term of 14 months, an interest rate equal to the prime rate, as defined, plus 1% and certain stock options. There can be no assurance that any of these transactions will occur.

     On November 14, 2002, the Company and Ocean Breeze Infusion Care of Farmingdale, Inc. (Ocean Breeze) signed a 60 day non-binding letter of intent relating to a proposed acquisition of certain assets of Ocean Breeze by the Company. The parties discussed and negotiated possible transaction structures throughout the term of the letter of intent but were unable to reach a mutually acceptable agreement. Nonetheless, management of the Company and Ocean Breeze continue to explore the possibility of an asset sale transaction; however, no assurance can be given that any such satisfactory agreement will be reached or that any such transaction will be consummated.

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Current Report on Form 10-KSB filed on February 18, 2003 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.


Results of Operations

     The Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

     Sales increased by $1,386,000 in the first quarter of Fiscal 2003 as compared to the first quarter of 2002. Approximately $1,238,000 of this increase is attributable to sales generated by the operations of All Care and of Alliance which have been consolidated with those of the Company since August 8, 2002 and September 12, 2002, their respective dates of acquisition. The balance of $148,000 represents an increase in sales generated by Classic.

     Gross profit for the three months ended December 31, 2002 was 67.8%, a slight decrease from the 69.6% recorded in the prior year comparable period. This decrease is attributable to the different sales mix due to the inclusion of the sales of Alliance and All Care which generated a gross profit of approximately 65% during the current three month period.

     Selling, general and administrative expenses totaled $1,204,000 for the three months ended December 31, 2002 compared to $166,000 for the three months ended December 31, 2001. The net increase of $1,038,000 primarily consists of approximately $785,000 of selling, general and administrative expenses of the Alliance and All Care operations for which there was no comparable figure in the prior year as both operations were not acquired until the September 2002 quarter. In addition, the Company recorded $57,000 of stock option compensation in the current year's quarter while there was no comparable charge in the prior year; and the Company incurred approximately $85,000 of professional and other expenses relating to being a public company for which there was no comparable expense in the prior year's quarter. There was an increase of $111,000 in the selling, general and administrative expenses of Classic. This increase includes a $35,000 increase in officers' salaries and related taxes from $40,000 in the prior year's first quarter to $75,000 in the current year's first quarter. Such increase was pursuant to employment contracts for the two officers that became effective September 26, 2002. Also contributing to Classic's increase in selling, general and administrative expenses were an increase in other salaries and related taxes of approximately $50,000 and net increases of $26,000 in other expenses.

     Interest expense in the current year's quarter was $41,000 as compared to none in the prior year's comparable quarter. The interest expense incurred in the quarter ended December 31, 2002 is primarily comprised of interest paid or accrued on the various notes payable relating to the acquisition of the assets of Alliance in August of 2002 and the acquisition of the assets of All Care in September, 2002 as well as the notes payable to various parties for working capital loans made to the Company in July through December 2002. Certain interest on two of the working capital loans was paid with 100,000 shares of the Company's common stock in August 2002 that was valued at $100,000 and which is being amortized over the life of the respective notes and of which $25,000 was expensed in the current quarter. In addition, interest of $14,000 was accrued and $2,000 was paid relative to long term debt.


     Other income of $138,000 consists of the anticipated net proceeds from the billing for services provided by Alliance to their patients prior to the acquisition of their assets by Critical on August 8, 2002. Alliance was unable to bill for such services as their Medicare license was terminated effective December 17, 2001. The prospective billing was part of the acquired Alliance operations but could not be billed until the Company had the legal right to submit such billing to Medicare. On December 16, 2002, the Company was given such authorization to bill by Medicare and began to do so. Based upon billing and collections through February 18, 2003, it appears that net receipts from such total billing will approximate $138,000.


Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries which includes expenses incurred relative to seeking merger and/or acquisition candidates.

     During the three months ended December 31, 2002, cash increased by $31,000. The Company's cash of $85,000 and estimated funds that will be generated from operations and anticipated available borrowings under the prospective HCBCC credit facility, should the definitive loan documents relative to such potential credit facility be executed, would be sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due.

     On October 25, 2002, the Company consummated an initial closing of gross proceeds of $550,000 pursuant to an ongoing private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The placement is for up to a maximum of $2,000,000 of convertible promissory notes (the "notes") that were originally due on December 31, 2002 and can be automatically converted into common shares at the rate of one share for one dollar of notes at the discretion of the Company. On November 11, 2002, the Company elected to convert the $550,000 received plus accrued interest of $2,168 into 552,168 common shares. The offering is ongoing and the offering period and due date of the notes have been extended through February 28, 2003 pursuant to the extension terms of the private placement offering document. Through December 31, 2002, the Company received an additional $90,858 and the respective notes were converted into a total of 90,858 shares. In addition, subsequent to December 31, 2002 the Company received another $50,000 of which $25,000 was converted to 25,000 common shares on February 14, 2003 and $25,000 will be converted to 25,000 common shares on February 20, 2003.

     On February 18, 2003, the Company and Health Care Business Credit Corporation ("HCBCC") signed a financing commitment letter covering an asset based credit facility of up to $5,000,000 for a period of three years and a commitment fee of $75,000 was charged to the Company. Management anticipates that a definitive loan agreement will be executed on or before February 28, 2003 and that the initial funding will approximate $500,000 net of related expenses. Advances will be available of up to 85% of eligible receivables, as defined, and the basic terms of the loan agreement include, among others, a prepayment penalty, an interest rate of prime plus 2 percent, an annual unused line fee of 1/2% on the unused portion of the facility and compliance with certain covenants related to debt service coverage. The lender will receive a perfected first priority valid and enforceable lien and security interest on all of Company's accounts receivable and related intangible assets.

     The Company is also negotiating with two potential investors for loans of $250,000 and $125,000, respectively. The current proposed loan structure includes a term of 14 months pursuant to promissory notes, an interest rate of prime, as defined, plus 1% and certain stock options. There can be no assurance that any of these transactions will occur.

ITEM 3. CONTROLS AND PROCEDURES


     An evaluation was performed, as of December 31, 2002, under the supervision and with the participation of our President, who is also the Chief Executive Officer, and our acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2002.



PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended December 31, 2002, the Company sold an aggregate of $640,858 of promissory notes (the "Notes") to an aggregate of nine accredited investors pursuant to a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Notes are convertible, at the election of the Company, into shares of common stock of the Company at the rate of $1.00 of Notes for one share of stock. The Company elected to convert
$550,000 of Notes into common shares on November 11, 2002 along with an additional 2,168 shares of common stock in payment of accrued interest. In addition, the Company elected to convert the balance of $90,858 of Notes to 90,858 shares of Common stock on December 10, 2002, the day the notes were purchased.

     The issuance of the notes and shares upon conversion of the notes did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Section 4(2)of the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS


99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (B)      REPORTS ON FORM 8-K

     The Company filed a Form 8-K on December 10, 2002 to report the change in the Company's fiscal year end from December 31 to September 30.

                                    SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CRITICAL HOME CARE, INC.

February 19, 2002

                  By:     /s/ David Bensol
                          -------------------
                          David Bensol
                          Chief Executive Officer


                  By:     /s/ David M. Barnes
                          -------------------
                          David M. Barnes
                          Acting Chief Financial Officer

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



Dated: February 19, 2003

                                                  By:  /s/ David Bensol
                                                       -------------------
                                                       David Bensol
                                                       Chief Executive Officer

                                  CERTIFICATION


     I, David M. Barnes, Acting Chief Financial Officer of Critical Home Care, Inc., certify that:

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



Dated: February 19, 2003                         /s/ David M. Barnes
                                                 -----------------------
                                                  David M. Barnes
                                                  Acting Chief Financial Officer