Form 10QSB
period 2003-03-31
CRITICAL HOME CARE INC
filed 2003-05-20
CIK 1071941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For The Quarter Ended March 31, 2003
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


                              YES [X]                         NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                Title of Class               Number of Shares
                 Common Stock                   Outstanding
          (par value $0.25 per share)            24,393,026

    Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]




                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
        March 31, 2003 (unaudited) and September 30, 2002........     1
     Consolidated Statements of Operations
       Three Months Ended March 31, 2003
       and March 31, 2002 (unaudited)............................     2
     Consolidated Statements of Operations
       Six Months Ended March 31, 2003
       and March 31, 2002 (unaudited)............................     3
     Consolidated Statements of Cash Flows
       Six Months Ended March 31, 2003
       and March 31, 2002 (unaudited)............................     4
     Notes to the Consolidated Financial
     Statements (unaudited)......................................     5-6
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............     7-9
   Item 3. Controls and Procedures...............................     9

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................     10
   Item 2. Changes in Securities.................................     10
   Item 3. Defaults Upon Senior Securities.......................     10
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................     10
   Item 5. Other Information ....................................     10
   Item 6. Exhibits and Reports on Form 8-K......................     10

           Signatures............................................     11
           Certifications........................................     12-13


ITEM 1

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,          September 30,
                                                                                   2003                 2002
                                                                               ------------         -----------
                                                                                (unaudited)
                                  ASSETS

CURRENT ASSETS
   Cash..................................................................  $      347,000       $        54,000
   Accounts receivable, net of allowance for
       doubtful accounts of $272,000 and $495,000........................       1,491,000             1,095,000
   Inventory.............................................................         156,000               485,000
   Prepaid expenses......................................................         127,000                35,000
   Deferred interest.....................................................          25,000                75,000
                                                                              -----------            ----------

       TOTAL CURRENT ASSETS..............................................       2,146,000             1,744,000
                                                                                ---------             ---------


PROPERTY AND EQUIPMENT - NET.............................................         682,000               481,000
GOODWILL.................................................................       3,357,000             3,357,000
SECURITY DEPOSITS........................................................          35,000                35,000
OTHER INTANGIBLES........................................................          90,000               100,000
                                                                              -----------          ------------

       TOTAL ASSETS...................................................... $     6,310,000      $      5,717,000
                                                                              ===========          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt..................................... $         7,000      $          7,000
   Accounts payable.......................................................        720,000               461,000
   Accrued expenses and other current liabilities.........................        344,000               351,000
   Notes payable - asset acquisitions.....................................        100,000               532,000
   Notes payable - other..................................................        203,000               444,000
                                                                                ---------             ---------
       TOTAL CURRENT LIABILITIES..........................................      1,374,000             1,795,000
                                                                                ---------             ---------

LONG-TERM DEBT

   Notes payable - asset acquisition......................................        233,000                  -
   Notes payable - other..................................................        475,000                  -
   Notes payable - shareholder............................................         50,000                  -
   Other, net of current portion..........................................          7,000                11,000
                                                                               ----------             ---------
TOTAL LONG TERM DEBT......................................................        765,000                11,000
                                                                               ----------             ---------
TOTAL LIABILITIES.........................................................      2,139,000             1,806,000
                                                                                ---------             ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.25 par value; 100,000,000 shares authorized;
        24,393,026 and 23,725,000 shares issued
        and outstanding.................................................        6,098,000             5,931,000
   Additional paid-in capital...........................................        4,548,000             3,350,000
   Retained deficit.....................................................       (6,475,000)           (5,370,000)

                                                                                ----------            ----------
       TOTAL SHAREHOLDERS' EQUITY.......................................        4,171,000             3,911,000
                                                                                ----------            ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................  $    6,310,000       $     5,717,000
                                                                                =========             =========



                       See accompanying notes to consolidated financial statements.





                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------

                                                                  2003                 2002
                                                                  ----                 ----


NET SALES..............................................     $  1,510,000        $      308,000
COST OF GOODS SOLD.....................................          434,000               104,000
                                                              ----------              ---------
GROSS PROFIT...........................................        1,076,000               204,000

OPERATING EXPENSES:
    Selling, general and administrative................        1,474,000               159,000
    Depreciation and amortization......................           23,000                 2,000
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................    $   1,497,000       $       161,000
                                                               ---------              ---------

(LOSS) INCOME FROM OPERATIONS..........................         (421,000)               43,000
                                                                ---------             ---------
OTHER INCOME (EXPENSE):

   Interest expense, net..............................           (21,000)                 -
   Amortization of debt discount and
     beneficial conversion feature....................          (666,666)                 -
                                                               ----------            ----------
                                                                (687,000)                 -
                                                               ----------            ----------

NET (LOSS) INCOME BEFORE INCOME TAXES..................       (1,108,000)               43,000

PROVISION FOR INCOME TAXES (*).........................            -                    16,000
                                                              ----------             ----------

NET (LOSS) INCOME......................................    $  (1,108,000)           $   27,000
                                                              ==========            ==========


BASIC AND DILUTED (LOSS) INCOME PER SHARE..............    $    ( 0.045)             $  0.0018
                                                                ========             =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,380,000            15,896,000
                                                              ==========            ==========



(*) The amounts for provision for income taxes and net income are stated on a pro-forma basis for the 2002 period due to the historical entity having had Subchapter S status during that period



                    See accompanying notes to consolidated financial statements.

                                            2


                   CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------

                                                                   2003                 2002
                                                                   ----                 ----

SALES..................................................     $  3,195,000        $      606,000
COST OF GOODS SOLD.....................................          982,000               195,000
                                                              ----------              ---------
GROSS PROFIT...........................................        2,213,000               411,000

OPERATING EXPENSES:
    Selling, general and administrative................        2,680,000               322,000
    Depreciation and amortization......................           48,000                 5,000
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................    $   2,728,000       $       327,000
                                                                --------              ---------

(LOSS) INCOME FROM OPERATIONS..........................         (515,000)               84,000
                                                                ---------            ----------
OTHER INCOME (EXPENSE):

   Interest expense, net..............................           (62,000)               (1,000)
   Amortization of debt discount and
     beneficial conversion feature....................          (666,666)                 -
   Other income.......................................           138,000                  -
                                                               ----------            ----------
                                                                (590,000)               (1,000)
                                                               ----------            ----------

NET (LOSS) INCOME BEFORE INCOME TAXES..................       (1,105,000)               83,000

PROVISION FOR INCOME TAXES (*) ........................             -                   30,000
                                                              ----------             ----------

NET (LOSS) INCOME.....................................       $(1,105,000)           $   53,000
                                                              ==========            ===========


BASIC AND DILUTED (LOSS) INCOME PER SHARE..............      $   (0.046)             $  0.0033
                                                                 ========              =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,119,000            15,896,000
                                                              ==========            ==========


(*) The amounts for provision for income taxes and net income are stated on a pro-forma basis for the 2002 period due to the historical entity having had Subchapter S status during that period



           See accompanying notes to consolidated financial statements



                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           SIX MONTHS ENDED
                                                                              MARCH 31,
                                                                             -----------
                                                                      2003                  2002
                                                                      ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income.....................................      $    (439,000)        $     83,000
   Adjustments to reconcile net income to
     cash used by operating activities:
       Provision for bad debts............................           304,000                9,000
       Depreciation and amortization......................            64,000                5,000
       Stock option compensation..........................           114,000                 -

   Changes in operating assets and liabilities
       Accounts receivable.............................            (701,000)              (65,000)
       Inventory.......................................             329,000               (11,000)
       Prepaid expenses................................             (92,000)               (7,000)
       Deferred interest...............................              50,000                  -
       Accounts payable................................             259,000               (10,000)
       Accrued expenses and other current liabilities..              (5,000)                1,000
                                                                   --------                 -----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (117,000)                5,000
                                                                    -------                 -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net..............           (255,000)                 -
                                                                  ----------             --------
NET CASH USED IN INVESTING ACTIVITIES..................            (255,000)                 -
                                                                  ----------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from convertible promissory notes......             666,000                  -
   Debt issue costs....................................             (81,000)                 -
   Proceeds from notes payable - other.................             475,000                  -
   Payment of long-term debt...........................              (4,000)              (3,000)
   Payment of notes payable - asset acquisitions.......            (200,000)                 -
   Payment of notes payable - other....................            (241,000)             (60,000)
   Proceeds from note payable - shareholder............              50,000               64,000
   Increase in due to affiliate........................                -                  13,000
                                                                   --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............             665,000               14,000
                                                                   --------              --------
NET INCREASE IN CASH...................................             293,000               19,000
CASH, BEGINNING OF PERIOD..............................              54,000                4,000
                                                                  ---------             ---------
CASH, END OF PERIOD....................................       $     347,000       $       23,000
                                                               ============           ===========
Supplementary information:

Cash paid during the period for:

   Interest...........................................       $       2,000       $         1,000
                                                                ===========          ============
   Taxes..............................................       $       1,000       $           -
                                                                ===========          ============

                    See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information of Critical Home Care, Inc. and subsidiaries (the "Company") included in this report has been prepared in conformity with the accounting principles reflected in the Consolidated, audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year (nine months) ended September 30, 2002 filed with the Securities and Exchange Commission on February 19, 2003. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the report on Form 10-KSB mentioned above as well as the Company's other filings with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 DESCRIPTION OF BUSINESS

     Critical Home Care, Inc. and subsidiaries (collectively, the "Company") is incorporated in Nevada and based on Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO's, PPO's and private pay. The Company had one payor source which represented approximately 16% and 20% of the Company's revenues for the six months ended March 31, 2003 and 2002, respectively.


NOTE 3 - ACQUISITIONS IN FISCAL 2002


     On July 12, 2002, the Company acquired 100% of the common stock of Classic Healthcare Solutions, Inc. ("Classic"); on August 8, 2002, the Company acquired substantially all of the assets and business operations of Homecare Alliance, Inc. ("Alliance"); on September 13, 2002, the Company acquired substantially all of the assets and business operations of All Care Medical Products, Inc. ("All Care") and on September 26, 2002, the Company consummated a reverse acquisition with New York Medical, Inc. ("NYMI").

     For accounting purposes, the transaction between NYMI and Critical was considered, in substance, a capital transaction rather than a business combination and has been accounted for under the purchase method of accounting since the former shareholders of Critical now own a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI was recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Critical. Such historical financial statements reflect the results of operations of Classic which was a sub chapter S corporation through the date of its acquisition on July 12, 2002, and all tax effects have therefore been shown on a pro-forma basis for the prior year.



NOTE 4 - ISSUANCE OF SECURITIES

     During the six months ended March 31, 2003, the Company sold a total of $665,858 of convertible promissory notes (the "Notes") pursuant to a private placement under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company's discretion and all of the Notes were converted into 665,858 shares of common stock during the six month period ended March 31, 2003. An additional 2,168 shares were issued as interest. The private placement terminated February 28, 2003.

NOTE 5 - NOTES PAYABLE

     During the quarter ended March 31, 2003, and subsequent thereto the Company and certain note holders of Notes payable - asset acquisitions, Notes payable - other and notes payable - shareholder agreed to amend the respective payment terms of certain notes whereby they became long term obligations. However, prior to the amendments being finalized, the Company had made partial payments of $200,000 on Notes payable - asset acquisitions on the previously amended due dates.

     During the Quarter ended March 31, 2003, the Company borrowed $525,000 from three unrelated parties and the President of the Company. The notes payable to the three unrelated parties include five year options to acquire an aggregate of 187,500 shares of the Company's common stock at the lower of $1.00 per share or the selling price of the common stock in any public offering during a period of 12 months from the date the loans closed (February 2003). Using the Black Scholes method of option valuation, these options are valued at $56,000 which amount is being amortized over the 14 month life of the notes. The charge for the six months ended March 31, 2003 was $6,000.

Notes payable, at March 31, 2003 are summarized as follows:

Short term:


Note payable, acquisition, issued September 13, 2002 pursuant to the All Care
Asset Acquisition Agreement as modified April 16, 2003, bearing interest at 7%
per annum due and paid on April 16, 2003.                                           $100,000
                                                                                    ========


Notes payable,  other, issued between July 1, 2002 and September 19, 2002 pursuant to working capital loans provided by certain persons bearing Interest at 8% to 12% per annum payable April 1, 2003 through September 30, 2003.
These notes are secured by certain assets of the Company.                           $203,000
                                                                                    ========
Long term:

Notes payable, asset acquisition, issued September 13, 2002 pursuant to the All Care Asset Acquisition Agreement as modified on April 16, 2003,
bearing interest at 7% per annum payable August 15, 2005.                           $233,000
                                                                                    ========


Notes payable, other, issued in February 2003 pursuant to working capital loans provided by certain persons bearing interest at 5% per annum payable in April 2004. These notes are subject to certain acceleration provisions which require a prepayment in the event that the Company completes an equity
financing in excess of $500,000.                                                   $ 475,000
                                                                                   =========

Note payable, shareholder, issued in February 2003 pursuant to a working capital loan from the President of the Company bearing interest at 8% and
payable October 16, 2005.                                                           $ 50,000
                                                                                    ========




NOTE 6 - OTHER INFORMATION


     During  March  2003,  The  Company  and  Ocean  Breeze   Infusion  Care  of
Farmingdale, Inc. ("Ocean Breeze"), an unrelated third party, terminated discussions about a possible transaction between the parties.

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB filed on February 19, 2003 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.


Results of Operations

     The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Sales increased by $ 1,474,000 in the second quarter of Fiscal 2003 as compared to the second quarter of 2002. Approximately $ 1,315,000 of this increase is attributable to sales generated by the operations of All Care and of Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 77,000 represents an increase in sales generated by Classic.

     Gross profit for the three months ended March 31, 2003 was 71.3%, an increase from the 66.2% recorded in the prior year comparable period. This increase is attributable to a different sales mix wherein durable medical equipment ("DME") rentals were a higher percentage of sales and such revenue generates a somewhat higher gross profit than other sales.

     Selling, general and administrative expenses totaled $1,474,000 for the three months ended March 31, 2003 compared to $159,000 for the three months ended March 31, 2002. The net increase of $1,315,000 consists primarily of $762,000 attributable to the operations of Alliance and All Care including a bad debt write off of $200,000 relative to certain historical accounts receivable of All Care that were generated prior to their acquisition by Critical. In addition, the Company expensed costs of $103,000 relative to the pending credit facility with Health Care Business Credit Corp.("HCBC"); incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $90,000; there was also a non-cash charge of $57,000 for stock option compensation and there was an increase of approximately $278,000 in the selling, general and administrative expenses of Classic. The increase of $278,000 consists primarily of an increase of approximately $145,000 in salaries and related taxes and benefits from $95,000 in the 2002 three month period to $240,000 in the 2003 three month period. Of this increase, approximately $35,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of periodic employee review increases and an increase in the number of persons on staff at Classic. In addition, the Company recorded a bad debt write off of $100,000 relative to certain historical accounts receivable of Classic that were generated prior to the acquisition by Critical and there was a net increase of approximately $33,000 in all other expenses.

     Net interest expense in the current year's quarter was $21,000 as compared to none in the prior year's comparable quarter. Total interest expense incurred in the quarter ended March 31, 2003 was $36,000 including $25,000 of amortization of deferred interest. This amount was netted against interest income of $15,000 which was a result of forgiveness of interest by certain noteholders.

     Amortization of debt discount and beneficial conversion feature represents the difference between fair market value of the Company's common stock and the conversion price of convertible notes on the dates sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair market value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment made of $666,000.


     The Six Months Ended March 31, 2003 Compared to the Six months Ended March 31, 2002

     Sales increased by $ 2,589,000 for the six-month period ended March 31, 2003 as compared to the comparable period in Fiscal 2002. Approximately $ 2,387,000 of this increase is attributable to sales generated by the operations of All Care and Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $202,000 represents an increase in sales of Classic.

     Gross profit for the six months ended March 31, 2003 was 69.3%, a slight increase from the 67.8% recorded in the prior year. This increase is primarily due to DME rental income comprising a higher percentage of sales, and such rental income generates a slightly higher gross profit than other sales.

     Selling, general and administrative expenses totaled $2,680,000 for the six months ended March 31, 2003 compared to $322,000 for the six months ended March 31, 2002. The net increase of $2,358,000 consists primarily of selling, general and administrative expenses of approximately $1,500,000 attributable to the operations of Alliance and All Care including a bad debt write off of $200,000 relative to certain historical accounts receivable of All Care that were generated prior to their acquisition by Critical. In addition, the Company expensed costs of $103,000 relative to the pending credit facility with HCBC; incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $170,000. There was also a non-cash charge of $114,000 for stock option compensation and there was an increase of approximately $444,000 in the selling, general and administrative expenses of Classic. The increase of $444,000 consists primarily of an increase of approximately $300,000 in salaries and related taxes and benefits from $190,000 in the 2002 six month period to $490,000 in the 2003 six month period. Of this increase, approximately $100,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of periodic employee review increases and an increase in the number of persons on staff at Classic. In addition, the Company recorded a bad debt write off of $100,000 relative to certain historical accounts receivable of Classic that were generated prior to the acquisition by Critical and there was a net increase of approximately $46,000 in all other expenses.

     Net interest expense for the six months ended March 31, 2003 was $62,000 as compared to $1,000 for the prior year's comparable period. Total interest expense incurred in the six months ended March 31, 2003 was $77,000 including $50,000 of amortization of deferred interest. This amount was netted against interest income of $15,000 which was a result of forgiveness of interest by certain noteholders.

     Amortization of debt discount and beneficial conversion feature represents the difference between fair market value of the Company's common stock and the conversion price of convertible notes on the dates sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair market value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment made of $666,000.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries.

     During the six months ended March 31, 2003, cash increased by $293,000. The Company's cash of $347,000 and estimated funds that will be generated from operations are not sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due. The Company therefore, intends to raise capital in order to meet all of its obligations. Additionally the Company has instituted various payroll and expense reductions and other cost saving measures as required.

     The Company signed a commitment letter with HCBC on February 19, 2003, which expired on March 7, 2003. However, the Company and HCBC continue to discuss the terms and conditions of a potential loan agreement. Finalization of any such agreement is subject to an updated review of the Company's business operations and potential for growth as well as certain other continuing due diligence. The Company anticipates that the amount available upon finalization of the credit facility will be sufficient to pay all obligations as they become due. However there is no assurance that the Company will obtain a credit facility from HCBC.

     Subsequent to March 31, 2003, the President of the Company advanced additional funds to the Company in the aggregate amount of $102,000. Such amount is due and payable in May 2004.

     The Company also continues to seek other sources of financing and is discussing possible alternatve financing arrangements with several potential investors so that the Company can sustain its planned growth and achieve its financial and operational objectives.

     On April 20, 2003, the Company entered into an Amended Consulting Agreement with Rockwell Capital Partners, LLC, ("Rockwell") its investment banker. The agreement expires November 15, 2005 unless terminated earlier. The agreement provides for Rockwell to render consulting services relating to strategic planning, product development and general business and financial matters. Rockwell is to be paid $120,000 during the first year increasing to $125,000 and $130,000, respectively, in the second and third years.


ITEM 3. CONTROLS AND PROCEDURES


     An evaluation was performed, as of March 31, 2003, under the supervision and with the participation of our President, who is also the Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANBGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         (B)      REPORTS ON FORM 8-K

     The Company filed a Form 8-K on May 7, 2003 to report a change in the Company's certifying accountants.

                                    SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CRITICAL HOME CARE, INC.

May 20, 2003


                  By:     /s/ David Bensol
                          -------------------
                          David Bensol
                          Chief Executive Officer


                  By:     /s/ Eric S. Yonenson
                          -------------------
                          Eric S. Yonenson
                          Chief Financial Officer

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


Dated: May 20, 2003                                      /s/David Bensol,
                                                        -----------------------
                                                        David Bensol,
                                                        Chief Executive Officer

                                  CERTIFICATION


I, Eric S. Yonenson, Chief Financial Officer of Critical Home Care, Inc., certify that:

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



Dated: May 20, 2003                                      /s/ Eric S. Yonenson,
                                                        -----------------------
                                                        Eric S. Yonenson,
                                                        Chief Financial Officer