Form 10QSB/A
period 2003-03-31
CRITICAL HOME CARE INC
filed 2003-05-28
CIK 1071941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                   AMENDMENT 1

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For The Quarter Ended March 31, 2003
                        Commission File Number 000-31249


                            CRITICAL HOME CARE, INC.
        (Exact name of small business issuer as specified in its charter)


                 NEVADA                              88-0331369
     (State or other jurisdiction of    (IRS Employer Identification Number)
     incorporation or organization)

                762 SUMMA AVENUE
               WESTBURY, NEW YORK                      11590
     (Address of principal executive offices)         Zip code


                      Issuer's telephone no.: 516-997-1200


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


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets
        March 31, 2003 (unaudited) and September 30, 2002........     1
     Consolidated Statements of Operations
       Three Months Ended March 31, 2003
       and March 31, 2002 (unaudited)............................     2
     Consolidated Statements of Operations
       Six Months Ended March 31, 2003
       and March 31, 2002 (unaudited)............................     3
     Consolidated Statements of Cash Flows
       Six Months Ended March 31, 2003
       and March 31, 2002 (unaudited)............................     4
     Notes to the Consolidated Financial
     Statements (unaudited)......................................     5-8
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............     9-11
   Item 3. Controls and Procedures...............................     11

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................     12
   Item 2. Changes in Securities.................................     12
   Item 3. Defaults Upon Senior Securities.......................     12
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................     12
   Item 5. Other Information ....................................     12
   Item 6. Exhibits and Reports on Form 8-K......................     12

           Signatures............................................     13
           Certifications........................................     14-15


ITEM 1

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,          September 30,
                                                                                   2003                 2002
                                                                               ------------         -----------
                                                                                (unaudited)
                                  ASSETS

CURRENT ASSETS
   Cash..................................................................  $      347,000       $        54,000
   Accounts receivable, net of allowance for
       doubtful accounts of $272,000 and $495,000........................       1,491,000             1,095,000
   Inventory.............................................................         156,000               485,000
   Prepaid expenses......................................................         127,000                35,000
   Deferred interest.....................................................          25,000                75,000
                                                                              -----------            ----------

       TOTAL CURRENT ASSETS..............................................       2,146,000             1,744,000
                                                                                ---------             ---------


PROPERTY AND EQUIPMENT - NET.............................................         682,000               481,000
GOODWILL.................................................................       3,357,000             3,357,000
SECURITY DEPOSITS........................................................          35,000                35,000
OTHER INTANGIBLES........................................................          90,000               100,000
                                                                              -----------          ------------

       TOTAL ASSETS...................................................... $     6,310,000      $      5,717,000
                                                                              ===========          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt..................................... $         7,000      $          7,000
   Accounts payable.......................................................        720,000               461,000
   Accrued expenses and other current liabilities.........................        344,000               351,000
   Notes payable - asset acquisitions.....................................        100,000               532,000
   Notes payable - other..................................................        203,000               444,000
                                                                                ---------             ---------
       TOTAL CURRENT LIABILITIES..........................................      1,374,000             1,795,000
                                                                                ---------             ---------

LONG-TERM DEBT

   Notes payable - asset acquisition......................................        233,000                  -
   Notes payable - other, net of discount of $50,000......................        425,000                  -
   Note payable - shareholder.............................................         50,000                  -
   Other, net of current portion..........................................          7,000                11,000
                                                                               ----------             ---------
TOTAL LONG TERM DEBT......................................................        715,000                11,000
                                                                               ----------             ---------
TOTAL LIABILITIES.........................................................      2,089,000             1,806,000
                                                                                ---------             ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.25 par value; 100,000,000 shares authorized;
        24,393,026 and 23,725,000 shares issued
        and outstanding.................................................        6,098,000             5,931,000
   Additional paid-in capital...........................................        4,604,000             3,350,000
   Retained deficit.....................................................       (6,481,000)           (5,370,000)

                                                                                ----------            ----------
       TOTAL SHAREHOLDERS' EQUITY.......................................        4,221,000             3,911,000
                                                                                ----------            ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................  $    6,310,000       $     5,717,000
                                                                                =========             =========



                       See accompanying notes to consolidated financial statements.





                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------

                                                                  2003                 2002
                                                                  ----                 ----


NET SALES..............................................     $  1,510,000        $      308,000
COST OF GOODS SOLD.....................................          434,000               104,000
                                                              ----------              ---------
GROSS PROFIT...........................................        1,076,000               204,000

OPERATING EXPENSES:
    Selling, general and administrative................        1,474,000               159,000
    Depreciation and amortization......................           23,000                 2,000
                                                                ---------             ---------

      TOTAL OPERATING EXPENSES.........................    $   1,497,000       $       161,000
                                                               ----------             ---------

(LOSS) INCOME FROM OPERATIONS..........................         (421,000)               43,000
                                                               ----------             ---------
OTHER INCOME (EXPENSE):

   Interest expense, net..............................           (21,000)                 -
   Amortization of debt discount and
     beneficial conversion feature....................          (666,000)                 -
   Amortization of debt discount,
    notes payable - other.............................            (6,000)                 -
                                                               ----------            ----------
                                                                (693,000)                 -
                                                               ----------            ----------

NET (LOSS) INCOME BEFORE INCOME TAXES..................       (1,114,000)               43,000

PROVISION FOR INCOME TAXES (*).........................            -                    16,000
                                                              -----------             ---------

NET (LOSS) INCOME......................................    $  (1,114,000)           $   27,000
                                                              ===========            ==========


BASIC AND DILUTED (LOSS) INCOME PER SHARE..............    $      ( 0.05)            $  0.0018
                                                                =========            ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,380,000            15,896,000
                                                              ===========           ===========



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

                                            2


                   CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------

                                                                   2003                 2002
                                                                   ----                 ----

SALES..................................................     $  3,195,000        $      606,000
COST OF GOODS SOLD.....................................          982,000               195,000
                                                              ----------              ---------
GROSS PROFIT...........................................        2,213,000               411,000

OPERATING EXPENSES:
    Selling, general and administrative................        2,680,000               322,000
    Depreciation and amortization......................           48,000                 5,000
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................    $   2,728,000       $       327,000
                                                                --------              ---------

(LOSS) INCOME FROM OPERATIONS..........................         (515,000)               84,000
                                                                ---------            ----------
OTHER INCOME (EXPENSE):

   Interest expense, net..............................           (62,000)               (1,000)
   Amortization of debt discount and
     beneficial conversion feature....................          (666,000)                 -
   Amortization of debt discount,
    notes payable - other.............................            (6,000)                 -
   Other income.......................................           138,000                  -
                                                               ----------            ----------
                                                                (596,000)               (1,000)
                                                               ----------            ----------

NET (LOSS) INCOME BEFORE INCOME TAXES..................       (1,111,000)               83,000

PROVISION FOR INCOME TAXES (*) ........................             -                   30,000
                                                              ----------             ----------

NET (LOSS) INCOME.....................................       $(1,111,000)           $   53,000
                                                              ==========           ===========


BASIC AND DILUTED (LOSS) INCOME PER SHARE..............      $    (0.05)             $  0.0033
                                                                ========               =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,119,000            15,896,000
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



                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           SIX MONTHS ENDED
                                                                              MARCH 31,
                                                                             -----------
                                                                      2003                  2002
                                                                      ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income.....................................      $ (1,111,000)        $      83,000
   Adjustments to reconcile net (loss) income to
     cash used by operating activities:
       Provision for bad debts............................          304,000                 9,000
       Depreciation and amortization......................           64,000                 5,000
       Stock option compensation..........................          114,000                  -
       Amortization of debt discount and
         beneficial conversion feature....................          666,000                  -
       Amortization of debt discount,
        notes payable - other.............................           (6,000)                 -


   Changes in operating assets and liabilities
       Accounts receivable.............................            (701,000)              (65,000)
       Inventory.......................................             329,000               (11,000)
       Prepaid expenses................................             (92,000)               (7,000)
       Deferred interest...............................              50,000                  -
       Accounts payable................................             259,000               (10,000)
       Accrued expenses and other current liabilities..              (5,000)                1,000
                                                                   --------                 -----
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (117,000)                5,000
                                                                    -------                 -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment...................           (255,000)                 -
                                                                  ----------             --------
NET CASH USED IN INVESTING ACTIVITIES..................            (255,000)                 -
                                                                  ----------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible promissory notes..........             666,000                  -
   Debt issue costs....................................             (81,000)                 -
   Proceeds from notes payable - other.................             475,000                  -
   Payment of long-term debt...........................              (4,000)               (3,000)
   Payment of notes payable - asset acquisitions.......            (200,000)                 -
   Payment of notes payable - other....................            (241,000)              (60,000)
   Proceeds from note payable - shareholder............              50,000                64,000
   Increase in due to affiliate........................                -                   13,000
                                                                   --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............             665,000                14,000
                                                                   --------               --------
NET INCREASE IN CASH...................................             293,000                19,000
CASH, BEGINNING OF PERIOD..............................              54,000                 4,000
                                                                  ---------              ---------
CASH, END OF PERIOD....................................       $     347,000       $        23,000
                                                               ============            ===========
Supplementary information:

Cash paid during the period for:

   Interest...........................................       $       2,000        $         1,000
                                                                ===========          ============
   Taxes..............................................       $       1,000       $           -
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

NOTE 2 - DESCRIPTION OF BUSINESS

     Critical Home Care, Inc. and subsidiaries (collectively, the "Company") is incorporated in Nevada and based on Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO's, PPO's and private pay. The Company had one payor source (Medicare) which represented approximately 16% and 20% of the Company's revenues for the six months ended March 31, 2003 and 2002, respectively.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standards, ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net income (loss) and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

                                                                                Six Months Ended
                                                                   -----------------------------------------
                                                                    March 31, 2003         March 31, 2002
                                                                   ------------------     ------------------
                                Net (loss) income as reported  $          (1,111,000) $             53,581
      Stock option compensation included in net (loss) income                114,000                  -
        Less: total stock-based employee compensation expense
       determined under the fair value method, net of related
                                                  tax effects               (135,000)                 -
                                                                   ------------------     ------------------
                                  Pro Forma net (loss) income  $          (1,132,000) $             53,581
                                                                   ==================     ==================
 Net (loss) income per share:
                  Basic (loss) earnings per share as reported  $             (0.05)   $             0.0033
                    Pro Forma basic (loss) earnings per share  $             (0.05)   $             0.0033
                Diluted (loss) earnings per share as reported  $             (0.05)   $             0.0033
                  Pro Forma diluted (loss) earnings per share  $             (0.05)   $             0.0033




     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.


NOTE 4 - ACQUISITIONS IN FISCAL 2002


     On July 12, 2002, the Company acquired 100% of the common stock of Classic Healthcare Solutions, Inc. ("Classic"); on August 8, 2002, the Company acquired substantially all of the assets and business operations of Homecare Alliance, Inc. ("Alliance"); on September 13, 2002, the Company acquired substantially all of the assets and business operations of All Care Medical Products, Inc. ("All Care") and on September 26, 2002, the Company consummated a reverse acquisition with New York Medical, Inc. ("NYMI"). The results of operations of acquired businesses have been included with those of the Company since the respective dates of acquisition.

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

     Condensed, pro-forma combined statements of operations of All Care and Critical for the three and six months ended March 31, 2002 as if the transaction had occurred on the first day of Fiscal 2002 are presented below.



                                  Six Months            Three Months
                                    Ended                  Ended
                               March 31, 2002.        March 31, 2002.
                              -------------------    -------------------

Net Sales                     $        2,583,000     $        1,170,000

Cost of Sales                            870,000                393,000

                              -------------------    -------------------
Gross Profit                           1,713,000                777,000
                              -------------------    -------------------

Operating expenses                     1,422,000                638,000

                              -------------------    -------------------
Operating Income                         291,000                139,000
                              -------------------    -------------------

Other Income                               3,000                  1,000
                              -------------------    -------------------

Income before taxes           $          294,000     $          140,000
                              ===================    ===================








NOTE 5 - ISSUANCE OF SECURITIES

     During the six months ended March 31, 2003, the Company sold a total of $665,858 of convertible promissory notes (the "Notes") pursuant to a private placement (the "Private Placement") under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company's discretion and all of the Notes were converted into 665,858 shares of common stock during the six month period ended March 31, 2003. An additional 2,168 shares were issued as interest. The private placement terminated February 28, 2003. As a result of the conversion price of $1.00 being less than the fair market value on the dates the notes were purchased, the Company has recorded a debt discount and beneficial conversion feature non-cash charge of $666,000.


NOTE 6 - NOTES PAYABLE

     During the quarter ended March 31, 2003, and subsequent thereto, the Company and certain note holders of notes payable - asset acquisitions, notes payable - other and note payable - shareholder agreed to extend the respective maturity dates of certain notes whereby they became long term obligations.

     During the Quarter ended March 31, 2003, the Company borrowed $525,000 from three unrelated parties and the President of the Company. The notes payable to the three unrelated parties include five year options to acquire an aggregate of 187,500 shares of the Company's common stock at the lower of $1.00 per share or the selling price of the common stock in any public offering during a period of 12 months from the date the loans were consummated (February 2003). Using the Black Scholes method of option valuation, these options are valued at $56,000 which amount has been recorded as debt discount and is being amortized over the 14 month life of the notes. The charge for the six months ended March 31, 2003 was $6,000 and the balance of $50,000 has been reflected as a discount to notes payable, other.

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
                                                                                    ========


Notes payable, other, issued in February 2003 pursuant to working capital loans provided by certain persons bearing interest at 5% per annum payable in April 2004. These notes are subject to certain acceleration provisions which require a prepayment in the event that the Company completes an equity
financing in excess of $500,000.                                                   $ 475,000

Less discount:                                                                       (50,000)
                                                                                   ---------

                                                                                   $ 425,000
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



NOTE 7 - OTHER INFORMATION

     During  March  2003,  The  Company  and  Ocean  Breeze   Infusion  Care  of
Farmingdale, Inc. ("Ocean Breeze"), an unrelated third party, terminated discussions about a possible transaction between the parties.

     On April 20, 2003, the Company entered into an Amended Consulting Agreement with Rockwell Capital Partners, LLC, ("Rockwell") its investment banker. The agreement expires November 15, 2005 unless terminated earlier. The agreement, originally effective November 15, 2002, provides for Rockwell to render consulting services relating to strategic planning, product development and general business and financial matters. Rockwell is to be paid $120,000 during the first year increasing to $125,000 and $130,000, respectively, in the second and third years.


NOTE 8 - SUBSEQUENT EVENT

     On May 22, 2003, Health Capital Investors, Inc. ("HCI") provided the Company with a Letter of Intent covering a potential Funding Facility of up to $2,000,000 to be secured by Eligible Accounts Receivable, aged less than 120 days from the date of billing, as defined. In some cases, such receivables will be purchased and as their ageing exceeds 120 days they will be re-purchased by the Company through an offset to advances. Other significant proposed terms include an advance rate on Eligible Accounts Receivable of 80%; an effective interest rate of 14% to 18%, depending on the amount borrowed and the payment of certain servicing fees on a per claim basis. The terms and conditions of this anticipated arrangement are subject to on-site due diligence, HCI credit committee approval and legal review.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB/A.

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB/A, our Annual Report on Form 10-KSB filed on February 19, 2003 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB/A speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.


Results of Operations

     The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Sales increased by $1,202,000 in the second quarter of Fiscal 2003 as compared to the second quarter of 2002. Approximately $ 1,125,000 of this increase is attributable to sales generated by the operations of All Care and of Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 77,000 represents an increase in sales generated by Classic.

     Gross profit for the three months ended March 31, 2003 was 71.3%, an increase from the 66.2% recorded in the prior year comparable period. This increase is attributable to a different sales mix wherein durable medical equipment ("DME") rentals were a higher percentage of sales and such revenue generates a somewhat higher gross profit than other sales.

     Selling, general and administrative expenses totaled $1,474,000 for the three months ended March 31, 2003 compared to $159,000 for the three months ended March 31, 2002. The net increase of $1,315,000 consists primarily of $762,000 attributable to the operations of Alliance and All Care including a bad debt write off of $200,000 relative to certain historical accounts receivable of All Care that were generated prior to their acquisition by Critical on September 12, 2002. In addition, the Company expensed costs of $103,000 relative to the possible credit facility with Health Care Business Credit Corp.("HCBC");
incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $90,000; there was also a non-cash charge of $57,000 for stock option compensation and there was an increase of approximately $278,000 in the selling, general and administrative expenses of Classic. The increase of $278,000 consists primarily of an increase of approximately $145,000 in salaries and related taxes and benefits from $95,000 in the 2002 three month period to $240,000 in the 2003 three month period. Of this increase, approximately $35,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of periodic employee review increases and an increase in the number of persons on staff at Classic. In addition, the Company recorded a bad debt write off of $100,000 relative to certain historical accounts receivable of Classic that were generated prior to the acquisition by Critical on July 12, 2002 and there was a net increase of approximately $33,000 in all other expenses.

     Net interest expense in the current year's quarter was $21,000 as compared to none in the prior year's comparable quarter. Total interest expense incurred in the quarter ended March 31, 2003 was $36,000 including $25,000 of amortization of deferred interest. This amount was netted against interest income of $15,000 which was a result of forgiveness of interest by certain noteholders.

     Amortization of debt discount and beneficial conversion feature, a non-cash charge, represents the difference between fair market value of the Company's common stock and the conversion price of convertible notes on the dates sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair market value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment made of $666,000.

     Amortization of deferred debt discount of $6,000 represents the amount of amortization of the $56,000 fair value of stock options granted to certain noteholders as explained in Note 6. The amortization is for the period from February 14, 2003 to March 31, 2003.


     The Six Months Ended March 31, 2003 Compared to the Six months Ended March 31, 2002

     Sales increased by $ 2,589,000 for the six-month period ended March 31, 2003 as compared to the comparable period in Fiscal 2002. Approximately $2,387,000 of this increase is attributable to sales generated by the operations of All Care and Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $202,000 represents an increase in sales of Classic.

     Gross profit for the six months ended March 31, 2003 was 69.3%, a slight increase from the 67.8% recorded in the prior year. This increase is primarily due to DME rental income comprising a higher percentage of sales, and such rental income generates a slightly higher gross profit than other sales.

     Selling, general and administrative expenses totaled $2,680,000 for the six months ended March 31, 2003 compared to $322,000 for the six months ended March 31, 2002. The net increase of $2,358,000 consists primarily of selling, general and administrative expenses of approximately $1,500,000 attributable to the operations of Alliance and All Care including a bad debt write off of $200,000 relative to certain historical accounts receivable of All Care that were generated prior to their acquisition by Critical on September 12, 2002. In addition, the Company expensed costs of $103,000 relative to the possible credit facility with HCBC; incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $170,000. There was also a non-cash charge of $114,000 for stock option compensation and there was an increase of approximately $446,000 in the selling, general and administrative expenses of Classic. The increase of $446,000 consists primarily of an increase of approximately $300,000 in salaries and related taxes and benefits from $190,000 in the 2002 six month period to $490,000 in the 2003 six month period. Of this increase, approximately $100,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of periodic employee review increases and an increase in the number of persons on staff at Classic. In addition, the Company recorded a bad debt write off of $100,000 relative to certain historical accounts receivable of Classic that were generated prior to the acquisition by Critical on July 12, 2002 and there was a net increase of approximately $46,000 in all other expenses.

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

     Amortization of debt discount and beneficial conversion feature, a non-cash charge, represents the difference between fair market value of the Company's common stock and the conversion price of convertible notes on the dates sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair market value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment made of $666,000.

     Amortization of deferred debt discount of $6,000 represents the amount of amortization of the $56,000 fair value of stock options granted to certain noteholders as explained in Note 6. The amortization is for the period from February 14, 2003 to March 31, 2003.

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

     As mentioned in Note 8, the Company has received a letter of intent from HCI relative to a possible funding facility of up to $2,000,000. Approval of the facility is subject to certain terms and conditions including due diligence, credit committee review and approval as well as legal approval.

     Subsequent to March 31, 2003, the President of the Company advanced additional funds to the Company in the aggregate amount of $102,000. Such amount is due and payable in May 2004.

     The Company also continues to seek other sources of financing and is discussing possible alternative financing arrangements with several potential investors so that the Company can sustain its planned growth and achieve its financial and operational objectives.



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

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Between October, 2002 and February, 2003, the Company sold a total of $665,858 of convertible promissory notes (the "Notes"). The Notes were sold on behalf of the Company by Vertical Capital Partners LLP as placement agent. The Notes were sold to seven non-affiliated accredited investors for $665,858 in cash. The Company paid $73,000 in sales commission to the placement agent. The Notes were convertible at the Company's discretion into common stock at the rate of $1.00 per share. All Notes were converted into 665,858 shares of common stock prior to March 31, 2003. An additional 2,168 shares were issued in payment of interest. The issuance of the Notes was exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the common stock upon conversion of the Notes was exempt under Sections 3(a)(9) and 4(2) of the Securities Act.

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

May 28, 2003


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

     1. I have reviewed this Periodic Report on Form 10-QSB/A of Critical Home Care, Inc.;

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


Dated: May 28, 2003                                      /s/David Bensol,
                                                        -----------------------
                                                        David Bensol,
                                                        Chief Executive Officer

                                  CERTIFICATION


I, Eric S. Yonenson, Chief Financial Officer of Critical Home Care, Inc., certify that:

     1. I have reviewed this Periodic Report on Form 10-QSB/A of Critical Home Care, Inc.;

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



Dated: May 28, 2003                                      /s/ Eric S. Yonenson,
                                                        -----------------------
                                                        Eric S. Yonenson,
                                                        Chief Financial Officer