Form 10QSB
period 2003-06-30
CRITICAL HOME CARE INC
filed 2003-08-19
CIK 1071941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For The Quarter Ended June 30, 2003
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


                      Issuer's telephone no.: 516-997-1200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2003, the following were issued and outstanding:


                Title of Class               Number of Shares
                 Common Stock                   Outstanding
          (par value $0.25 per share)            24,393,026


     Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements

     Consolidated Balance Sheets
        June 30, 2003 (unaudited) and September 30, 2002........       1
     Consolidated Statements of Operations
       Three Months Ended June 30, 2003
       and June 30, 2002 (unaudited)............................       2
     Consolidated Statements of Operations
       Nine Months Ended June 30, 2003
       and June 30, 2002 (unaudited)............................       3
     Consolidated Statements of Cash Flows
       Nine Months Ended June 30, 2003
       and June 30, 2002 (unaudited)............................       4
       Notes to the Consolidated Financial
     Statements (unaudited).....................................      5-8

   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............      9-11

   Item 3. Controls and Procedures..............................      11

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................     12
   Item 2. Changes in Securities.................................     12
   Item 3. Defaults Upon Senior Securities.......................     12
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................     12
   Item 5. Other Information ....................................     12
   Item 6. Exhibits and Reports on Form 8-K......................     12

           Signatures............................................     13
           Certifications........................................    14-15


                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                  June 30,          September 30,
                                                                                   2003                 2002
                                                                               ------------         -----------
                                                                                (unaudited)
                                  ASSETS


CURRENT ASSETS
   Cash..................................................................  $       31,000       $        54,000
   Accounts receivable, net of allowance for
       doubtful accounts of $210,000 and $495,000........................       1,669,000             1,095,000
   Inventory.............................................................         166,000               485,000
   Prepaid expenses......................................................         115,000                35,000
   Deferred interest.....................................................            -                   75,000
                                                                              -----------            ----------

       TOTAL CURRENT ASSETS..............................................       1,981,000             1,744,000
                                                                              -----------            ----------

PROPERTY AND EQUIPMENT - NET.............................................         642,000               481,000
GOODWILL.................................................................       1,857,000             3,357,000
SECURITY DEPOSITS........................................................          35,000                35,000
OTHER INTANGIBLES........................................................          85,000               100,000
                                                                              -----------          ------------

       TOTAL ASSETS.....................................................  $     4,600,000      $      5,717,000
                                                                              ===========          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt..................................... $         7,000      $          7,000
   Accounts payable.......................................................        595,000               461,000
   Accrued expenses and other current liabilities.........................        396,000               351,000
   Notes payable - asset acquisitions.....................................            -                 532,000
   Notes payable - other..................................................        173,000               444,000
   Notes payable - shareholder............................................        162,000                  -
                                                                                ---------             ---------
       TOTAL CURRENT LIABILITIES..........................................      1,333,000             1,795,000
                                                                                ---------             ---------
LONG-TERM DEBT

   Notes payable - asset acquisition......................................        233,000                  -
   Notes payable - other, net of discount of $38,000......................        437,000                  -
   Note payable - shareholder.............................................         50,000                  -
   Other, net of current portion..........................................          5,000                11,000
                                                                               ----------             ---------
TOTAL LONG TERM DEBT......................................................        725,000                11,000
                                                                               ----------             ---------
TOTAL LIABILITIES.........................................................      2,058,000             1,806,000
                                                                               ----------             ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.25 par value; 100,000,000 shares authorized;
        24,393,026 and 23,725,000 shares issued
        and outstanding..................................................       6,098,000             5,931,000
   Additional paid-in capital............................................       4,647,000             3,350,000
   Accumulated deficit...................................................      (8,203,000)           (5,370,000)

                                                                                ----------            ----------
       TOTAL SHAREHOLDERS' EQUITY.......................................        2,542,000             3,911,000
                                                                                ----------            ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................  $    4,600,000       $     5,717,000
                                                                               ===========           ===========


                       See accompanying notes to consolidated financial statements.



                   CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                     -------------------
                                                                  2003                 2002
                                                                  ----                 ----


NET SALES..............................................     $  1,294,000        $      323,000
COST OF GOODS SOLD.....................................          375,000                92,000
                                                              ----------              ---------
GROSS PROFIT...........................................          919,000               231,000
                                                              ----------              ---------

OPERATING EXPENSES:
    Selling, general and administrative................        1,067,000               246,000
    Depreciation and amortization......................           18,000                 2,000
    Impairment of goodwill.............................        1,500,000                  -
                                                               ---------              ---------

      TOTAL OPERATING EXPENSES.........................    $   2,585,000       $       248,000
                                                               ---------              ---------

LOSS FROM OPERATIONS...................................       (1,666,000)              (17,000)
                                                               ----------             ---------
OTHER EXPENSE:

   Interest expense....................................          (43,000)               (1,000)
   Amortization of deferred debt discount,
     Notes payable - other.............................          (17,000)                 -
                                                               ----------            ----------
                                                                ( 60,000)               (1,000)
                                                               ----------            ----------

NET LOSS BEFORE INCOME TAXES...........................       (1,726,000)              (18,000)

PROVISION (CREDIT) FOR INCOME TAXES (*)................             -                   (3,000)
                                                               ----------            ----------

NET LOSS...............................................    $  (1,726,000)           $  (15,000)
                                                               ==========            ==========


BASIC AND DILUTED LOSS PER SHARE.......................   $     ( 0.07)            $  (0.0009)
                                                                ========             =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,393,000            15,896,000
                                                              ==========            ==========


(*) The amounts for provision (credit) for income taxes and net loss are stated on a pro-forma basis for the 2002 period due to the historical entity having had Subchapter S status during that period

           See accompanying notes to consolidated financial statements




                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                       ----------------
                                                                   2003                 2002
                                                                   ----                 ----

NET SALES..............................................     $  4,489,000        $      929,000
COST OF GOODS SOLD.....................................        1,356,000               287,000
                                                              ----------              ---------
GROSS PROFIT...........................................        3,133,000               642,000
                                                              ----------              ---------
OPERATING EXPENSES:
    Selling, general and administrative................        3,728,000               570,000
    Depreciation and amortization......................           57,000                 8,000
    Impairment of goodwill.............................        1,500,000                  -
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................    $   5,285,000       $       578,000
                                                                --------              ---------

(LOSS) INCOME FROM OPERATIONS..........................       (2,152,000)               64,000
                                                                ---------            ----------
OTHER INCOME (EXPENSE):

   Interest expense, net...............................         (120,000)               (1,000)
   Amortization of debt discount and
     beneficial conversion feature.....................         (666,000)                 -
   Amortization of deferred debt discount,
     notes payable - other.............................          (33,000)                 -
   Other income........................................          138,000                  -
                                                               ----------            ----------
                                                                (681,000)               (1,000)
                                                               ----------            ----------
NET (LOSS) INCOME BEFORE INCOME TAXES..................       (2,833,000)               63,000

PROVISION FOR INCOME TAXES (*).........................             -                   11,000
                                                              ----------             ----------

NET (LOSS) INCOME......................................      $(2,833,000)           $   52,000
                                                              ===========           ===========


BASIC AND DILUTED (LOSS) INCOME PER SHARE..............      $   (0.12)            $   0.0033
                                                                ========               =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..........       24,210,000            15,896,000
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


           See accompanying notes to consolidated financial statements


                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                          NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                            --------------
                                                                      2003                  2002
                                                                      ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income.....................................      $ (2,833,000)           $  63,000
   Adjustments to reconcile net (loss) income to
     cash used by operating activities:
       Provision for bad debts...........................           307,000               40,000
       Depreciation and amortization.....................           121,000                5,000
       Stock option compensation.........................           171,000                   -
       Amortization of debt discount and
         beneficial conversion feature...................           666,000                   -
       Amortization of deferred debt discount
         notes payable - other...........................            18,000                   -
       Impairment of goodwill............................         1,500,000
   Changes in operating assets and liabilities
       Accounts receivable..............................           (881,000)             (97,000)
       Notes receivable.................................               -                 (75,000)
       Inventory........................................            319,000              (12,000)
       Prepaid expenses.................................           ( 80,000)              (8,000)
       Deferred interest................................             75,000                  -
       Accounts payable.................................            134,000               (8,000)
       Accrued expenses and other current liabilities...             46,000               22,000
                                                                  ----------            ----------
NET CASH USED IN OPERATING ACTIVITIES...................           (437,000)             (70,000)
                                                                  ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net..............           (266,000)              (1,000)
                                                                  ----------             --------
NET CASH USED IN INVESTING ACTIVITIES...................           (266,000)              (1,000)
                                                                  ----------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible promissory notes..........             666,000                  -
   Proceeds from notes payable other...................             475,000              105,000
   Debt issue costs....................................             (96,000)                 -
   Payment of long-term debt...........................              (6,000)              (5,000)
   Payment of notes payable - asset acquisitions.......            (300,000)                 -
   Payment of notes payable - other....................            (271,000)             (60,000)
   Proceeds from notes payable - shareholder...........             212,000               64,000
   Increase in due to affiliate........................                -                  13,000
                                                                   --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............             680,000              117,000
                                                                   --------              --------
NET (DECREASE) INCREASE IN CASH........................             (23,000)              46,000
CASH, BEGINNING OF PERIOD..............................              54,000                4,000
                                                                  ---------             ---------
CASH, END OF PERIOD....................................       $      31,000       $       50,000
                                                               ============           ===========
Supplementary information:
Cash paid during the period for:

   Interest............................................       $       2,000        $       1,000
                                                                ===========          ============
   Taxes...............................................       $       1,000        $       1,000
                                                                ===========         ============

Non-Cash Financing Activities:

   Deferred Debt Discount..............................       $      56,000        $         -
                                                                ===========         =============
   Conversion of Notes Payable to Common Stock.........       $     666,000        $         -
                                                                ===========         =============
   Stock Option Compensation...........................       $     171,000        $         -
                                                                ===========         =============


                    See accompanying notes to consolidated financial statements


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial information of Critical Home Care, Inc. and subsidiaries (collectively, the "Company") included in this report has been prepared in conformity with the accounting principles reflected in the consolidated, audited financial statements included in the Company's Annual Report on Form 10-KSB for the transition period (nine months) ended September 30, 2002 filed with the Securities and Exchange Commission on February 19, 2003. All adjustments are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods. This report should be read in conjunction with the Company's financial statements included in the report on Form 10-KSB mentioned above as well as the Company's other filings with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - DESCRIPTION OF BUSINESS

     Critical Home Care, Inc. is incorporated in Nevada and based on Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single source. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO's, PPO's and private pay. The company had one payor source (Medicare) which represented approximately 16% and 20% of the Company's revenues for the nine months ended June 30, 2003 and 2002 respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standards, ("SFAS") No.148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No.148, the following table presents pro forma net (loss) income and basic diluted (loss) earnings per share as if the fair value-based method had been applied to all awards.

                                                                      Nine Months Ended
                                                            ----------------------------------------
                                                              June 30, 2003         June 30, 2002
                                                            ----------------------------------------
 Net (loss) income as reported..........................   $    (2,833,000)       $      52,000
 Stock option compensation included in net (loss) income           171,000                 -
   Less: total stock-based employee compensation expense
        determined under the fair value method, net of
        related tax effects                                       (135,000)                -
                                                             ---------------      ------------------
                     Pro Forma net (loss) income           $    (2,797,000)       $      52,000
                                                             ---------------      ------------------
Net (loss) income per share:
        Basic (loss) earnings per share as reported         $        (0.12)      $     0.0033
            Pro Forma basic (loss) earnings per share       $        (0.12)            0.0033
        Diluted (loss) earnings per share as reported       $        (0.12)            0.0033
            Pro Forma diluted (loss) earnings per share     $        (0.12)            0.0033

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30,2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

     In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS No. 150, however, it believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial statements.



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

     Condensed, pro-forma combined statements of operations of All Care and Critical for the three and nine months ended June 30, 2002 as if the transaction had occurred on the first day of Fiscal 2002 are presented below.

                                                          Nine Months               Three Months
                                                             Ended                      Ended
                                                          June 30, 2002             June 30, 2002
                                                         --------------            --------------
Net Sales                                                $  3,887,000              $    1,304,000
Cost of Sales                                               1,291,000                     421,000
                                                         -------------             --------------
Gross Profit                                                2,596,000                     883,000
                                                         -------------             --------------
Operating Expenses                                          2,217,000                     794,000
                                                         -------------             --------------
Operating Income                                              379,000
89,000
                                                         -------------             --------------
Other Income                                                    4,000                       1,000
                                                         -------------             --------------
Income before taxes                                      $    383,000               $      90,000
                                                         -------------             --------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - ISSUANCE OF SECURITIES

     During the nine months ended June 30, 2003, the Company sold a total of $665,858 of convertible promissory notes (the "Notes") pursuant to a private placement (the "Private Placement") under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company's discretion and all of the Notes were converted into 665,858 shares of common stock during the nine month period ended June 30, 2003. An additional 2,168 shares were issued in payment of accrued interest. The private placement terminated February 28, 2003. As a result of the conversion price of $1.00 being less than the fair market value on the dates the notes were purchased, the Company recorded a debt discount and beneficial conversion feature non-cash charge of $666,000 during the nine months ended June 30, 2003.

NOTE 6 - NOTES PAYABLE

     During the quarter ended March 31, 2003 and June 30, 2003, the Company and certain note holders of notes payable - asset acquisitions, notes payable - other and note payable - shareholder agreed to amend the respective maturity dates of their notes whereby they became long term obligations.

     During the quarter ended March 31, 2003, the Company borrowed $475,000 from three unrelated parties and $50,000 from the President of the Company and during the quarter ended June 30, 2003 the Company borrowed an additional $162,000 from the President of the Company. The notes payable to the three unrelated parties include five year options to acquire an aggregate of 187,500 shares of the Company's common stock at the lower of $1.00 per share or the selling price of the common stock in any public offering during a period of 12 months from the date the loans were consummated (February 2003). Using the Black Scholes method of option valuation, these options are valued at $56,000 which amount has been recorded as debt discount and is being amortized over the 14 month life of the notes. The charge for the nine months ended June 30, 2003 was $18,000; the balance of $38,000 has been reflected as a discount to notes payable, other.

Notes payable, at June 30, 2003 are summarized as follows:

Short term:

Notes payable - shareholder, issued in May and June 2003 pursuant to working capital loans from the President of the Company
bearing interest at 8% and payable in May and June, 2004.                                 $ 162,000
                                                                                           ========
Notes payable - other, issued between July 1, 2002 and September 19, 2002 pursuant to working capital loans provided by certain persons bearing interest at 8% to 12%
per annum payable through September 30, 2003. These notes are secured by certain assets of the Company. Upon completion of the Health Capital Management Special Purpose Corporation,
("HC"), Funding Facility these loans will be subordinated  to HC. Additionally the security for these notes will be in a second position to HC.
                                                                                           $173,000
                                                                                           ========
Long term:

Notes payable - asset acquisition, issued September 13, 2002 pursuant to the All Care Asset Acquisition Agreement originally due September 2003, as modified on April 16, 2003, bearing interest at 7% per annum
payable August 15, 2005.                                                                   $233,000
                                                                                           ========
Notes payable - other, issued in February 2003 pursuant to working capital loans provided by certain persons bearing interest at 5% per annum payable in April 2004. These notes are subject to certain acceleration provisions which require a prepayment in the event the Company completes an equity
financing in excess of $500,000.                                                           $475,000
Less discount:                                                                              (38,000)
                                                                                          ---------
                                                                                           $437,000
                                                                                           ========
Note payable - shareholder, issued in January 2003 pursuant to a working capital loan from the President of the Company bearing interest
at 8% and payable October 16, 2005.                                                        $ 50,000
                                                                                           ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - INCOME TAXES

     The provision for income taxes for the nine months ended June 30, 2003 consists of the following:

                            Current                        $    -
                            Deferred                            -
                                                           ------------

                                  Total                    $    -
                                                           ------------

     The Company recognizes deferred tax assets or liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns. The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America and the Company prepares its tax returns on a cash basis. Accordingly, the Company has recorded a deferred tax liability for the increase in income taxes payable in future years related to the temporary differences under these two accounting methods and a deferred tax asset for the operating loss carryforwards, which the Company believes will be utilized against future taxable income.


NOTE 8 - IMPAIRMENT OF GOODWILL

     Pursuant to SFAS 142, the Company performed an analysis to test the carrying value of goodwill as at June 30, 2003 to determine whether there was an indication of impairment. The amount of any impairment is measured as the excess of the carrying value over the implied fair value. Such analysis indicated an impairment of goodwill of approximately $1,500,000, which amount has been charged to expense during the quarter ended June 30, 2003.


NOTE 9 - FUNDING FACILITY

     On May 20, 2003 HC provided the Company with a Letter of Intent covering a potential Funding Facility of up to $2,000,000 to be secured by Eligible Accounts Receivable, aged less than 120 days from the date of billing, as defined. In some cases, such receivables will be purchased and as their ageing exceeds 120 days they will be re-purchased by the Company through an offset to advances. Other significant proposed terms include an advance rate on Eligible Accounts Receivable of 80%; an effective purchase discount fee of between 1.18% and 1.5% depending on the amount borrowed and the payment of certain servicing fees on a per claim basis. On July 1, 2003 the Company signed an agreement letter with HC to begin the funding process as soon as possible. The Company paid $17,500, as an initial deposit on the commitment fee which is 1.75% of the $2,000,000 "Funding Facility", the balance of the commitment fee will be paid at the closing. In order to facilitate the agreement to fund the Company, HC requested and received the personal guarantee of the President and Chief Executive Officer. This guarantee covers any funds which the Company may borrow from HC under the Funding Facility while he is President. The Company anticipates the closing of the facility date on or before August 31, 2003 however, there can be no assurance that the Company will obtain such funding.


NOTE 10 - SUBSEQUENT EVENT

     The President of the Company advanced additional funds to the Company in the aggregate amount of $ 155,000 during July and August 2003. Such amounts are due during July and August 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward- looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could,", "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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


Results of Operations

The Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Sales increased by $ 971,000 in the third quarter of Fiscal 2003 as compared to the third quarter of 2002. Approximately $ 908,000 of this increase is attributable to sales generated by the operations of All Care and of Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 63,000 represents an increase in sales generated by Classic.

     Gross profit for the three months ended June 30, 2003 was 71.0%, a slight decrease from the 71.5% recorded in the prior year comparable period.

     Selling, general and administrative expenses totaled $1,067,000 for the three months ended June 30, 2003 compared to $246,000 for the three months ended June 30, 2002. The net increase of $821,000 consists primarily of $526,000 attributable to the operations of Alliance and All Care, professional fees and other expenses related to becoming a public company increased by approximately $52,000; there was also a non-cash charge of $57,000 for stock option compensation and there was an increase of approximately $186,000 in the selling, general and administrative expenses of Classic. The increase of $186,000 consists primarily of an increase of approximately $154,000 in salaries and related taxes and benefits from $109,000 in the 2002 three month period to $263,000 in the 2003 three month period. Of this increase, approximately $35,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of periodic employee review increases and an increase in the number of persons on staff at Classic. In addition, there was a net increase of approximately $32,000 in all other expenses.

     Interest expense in the current year's quarter was $43,000 as compared to $1,000 in the prior year's comparable quarter. Interest expense for the current period includes $25,000 of amortization of deferred interest, and $18,000 of accrued interest on Notes payable.

     Amortization of debt discount and beneficial conversion feature, a non-cash charge, represents the difference between the fair market value of the Company's common stock and the conversion price of convertible notes on the dates sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair market value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment made of $666,000.

     Amortization of deferred debt discount of $17,000 represents the amount of amortization for the current quarter of the $56,000 fair value of stock options granted to certain noteholders as explained in Note 6.

     The Company recorded a charge for impairment of goodwill in the amount of $1,500,000 in the quarter ended June 30, 2003. There was no such comparable expense in the prior year's quarter ended June 30, 2002.


The Nine Months Ended June 30, 2003 Compared to the Nine months Ended June 30, 2002.

     Sales increased by $ 3,560,000 for the nine-month period ended June 30,2003 as compared to the comparable period in Fiscal 2002. Approximately $ 3,282,000 of this increase is attributable to sales generated by the operations of All Care and Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $278,000 represents an increase in sales of Classic.

     Gross profit for the nine months ended June 30, 2003 was 69.8%, a slight increase from the 69.1% recorded in the prior year. This increase is primarily due to DME rental income comprising a higher percentage of sales, and such rental income generates a slightly higher gross profit than other sales.

     Selling, general and administrative expenses totaled $3,728,000 for the nine months ended June 30, 2003 compared to $570,000 for the nine months ended June 30, 2002. The net increase of $3,158,000 consists primarily of selling, general and administrative expenses of approximately $2,026,000 attributable to the operations of Alliance and All Care including a bad debt write off of $200,000 relative to certain historical accounts receivable of All Care that were generated prior to their acquisition by Critical on September 12, 2002. In addition, the Company expensed costs of $103,000 relative to the termination of credit negotiations with Health Care Business Credit Corp.; incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $222,000. There was also a non-cash charge of $171,000 for stock option compensation and there was an increase of approximately $611,000 in the selling, general and administrative expenses of Classic. The increase of $611,000 consists primarily of an increase of approximately $454,000 in salaries and related taxes and benefits from $289,000 in the 2002 nine month period to $743,000 in the 2003 nine month period. Of this increase, approximately $135,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of periodic employee review increases and an increase in the number of persons on staff at Classic. In addition, the Company recorded a bad debt write off of $100,000 relative to certain historical accounts receivable of Classic that were generated prior to the acquisition by Critical on July 12, 2002 and there was a net increase of approximately $57,000 in all other expenses.

     Net interest expense for the nine months ended June 30, 2003 was $120,000 as compared to $1,000 for the prior year's comparable period. Total interest expense incurred in the nine months ended June 30, 2003 was $135,000 including $75,000 of amortization of deferred interest, and $60,000 of interest on notes payable. This amount was netted against interest income of $15,000 which was a result of forgiveness of interest by certain noteholders.

     Amortization of debt discount and beneficial conversion feature, a non-cash charge, represents the difference between fair market value of the Company's common stock and the conversion price of convertible notes on the date sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair market value and the conversion price was $ 995,000 and the amount recorded in the financial statements is limited to the total investment made of $ 666,000.

     Amortization of deferred debt discount of $33,000 represents the amount of amortization of the $56,000 fair value of stock options granted to certain noteholders as explained in Note 6. The amortization is for the period from February 14, 2003 to June 30, 2003.

     The Company recorded a charge for impairment of goodwill in the amount of $1,500,000 during the nine months ended June 30, 2003. There was no such comparable expense in the prior year's nine month period ended June 30, 2002.



Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries.

     During the nine months ended June 30, 2003, cash decreased by $23,000. The Company's cash of $31,000 and estimated funds that will be generated from operations are not sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due. The Company therefore, intends to raise capital in order to meet all of its obligations. Additionally the Company has instituted various payroll and expense reductions and other cost saving measures as required.

     As mentioned in Note 8, the Company has received a letter of agreement from HC relative to a possible funding facility of up to $2,000,000. On July 1, 2003 the Company signed a commitment letter with HC to begin the funding process as soon as possible. The Company paid $ 17,500, as an initial deposit on the commitment fee, and the balance of $17,500 will be paid at closing. The Company anticipates that the closing of the funding arrangement will take place on or about August 31, 2003. If such financing does not take place the Company will take measures to reduce expenditures, and seek other sources of funding.

     Subsequent to June 30, 2003, the President of the Company advanced additional funds to the Company in the aggregate amount of $155,000. Such amounts are due and payable during July and August 2004.





ITEM 3. CONTROLS AND PROCEDURES


     An evaluation was performed, as of June 30, 2003, under the supervision and with the participation of our President, and Chief Executive Officer; and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2003.

PART II

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2003, the Company borrowed an aggregate of $475,000 from three non-affiliated persons and $ 50,000 from the President of the Company. During the quarter ended June 30, 2003, the Company borrowed an additional $ 162,000 from the President of the Company. The Company issued notes payable due from April 2004 through June 2004. The notes payable to the three non-affiliated parties were accompanied by five-year options to purchase an aggregate of 187,500 shares of the Company's Common Stock. The options are exercisable at the lower of $1.00 per share or the selling price of the common stock in any public offering during a 12 month period from which the loans were completed in February 2003.

     There were no underwriters involved, nor discounts, but commissions of $47,500 were paid on the above transaction relating to the $475,000. The issuances of the notes and options were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

               Exhibit 31.1 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 - Certification  pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


CRITICAL HOME CARE, INC.

August 19, 2003

                  By:     /s/ David S. Bensol
                          -------------------
                          David S. Bensol
                          Chief Executive Officer


                  By:     /s/ Eric S. Yonenson
                          -------------------
                          Eric S. Yonenson
                          Chief Financial Officer