Form 10KSB
period 2003-09-30
CRITICAL HOME CARE INC
filed 2004-02-18
CIK 1071941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ___________________________________

                                   FORM 10-KSB

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act For the Fiscal Year Ended September 30, 2003

          [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from January 1, 2002 to September 30, 2002


`
                        Commission File Number 000-31249
                        ________________________________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month period (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [ X ]         No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the issuer's most recent fiscal year were $5,446,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such stock as of February 13, 2004 was $ 3,525,000.

As of February 17, 2004, 24,393,026 shares of registrant's Common Stock were outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes  [   ]  No  [ X ]

                                TABLE OF CONTENTS
                                _________________

Item                                                                    Page

Disclosure Regarding Forward-Looking Statements............................2

                                     PART I

Item 1.    Description of Business.........................................2

Item 2.    Description of Property........................................20

Item 3.    Legal Proceedings..............................................20

Item 4.    Submission of Matters to a Vote of Security Holders............20

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters............................................20

Item 6.    Management's Discussion and Analysis
           or Plan of Operations..........................................22

Item 7.    Financial Statements...........................................F-1*

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................27

Item 8A.   Controls and Procedures........................................28

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a)
           of the Exchange Act............................................28

Item 10.   Executive Compensation.........................................31

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management ................................................34

Item 12.   Certain Relationships and Related Transactions.................36

Item 13.     Exhibits List and Reports on Form 8-K....................... 36

Signatures................................................................38

*Page F-1 follows  Item #13

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Report on Form 10-KSB and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

                                     PART I

Item 1.       Description of Business.

General Development of Business

     Our company, Critical Home Care, Inc., is the parent corporation of Classic Healthcare Solutions, Inc., a wholly-owned operating subsidiary which acquired substantially all of the assets of Homecare Alliance, Inc., and of a second wholly-owned subsidiary which acquired substantially all of the assets of All Care Medical Products, Inc. Our company was formed in December 1994 and operated as a blind pool until September 26, 2002, when it completed the reverse acquisition with Critical Home Care, Incorporated (Delaware) and changed its name to Critical Home Care, Inc.

     Our company markets, rents and sells surgical supplies, home respiratory therapy products, orthotics and prosthetics, and durable medical equipment, manufactured by third parties, primarily to individuals residing at home. We also intend to provide pharmacy services in the future. In each line of products and services, we provide patients with a variety of services, related products and supplies, most of which are prescribed by a physician as part of an overall plan of treatment. Primarily serving those living on Long Island and in the five boroughs of New York City, we currently maintain four points of service having locations in Westbury, Patchogue, Babylon and Lake Success, New York. All clinicians are licensed where required by applicable law.

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

     On September 26, 2002, New York Medical, Inc. (formerly known as Mojave Southern, Inc.) and Critical Home Care, Incorporated, merged, whereby New York Medical cancelled 8,975,000 of its 14,700,000 common shares then outstanding and issued (a) 16,250,000 new shares of restricted common stock to Critical Home Care, Incorporated, in exchange for all of the issued and outstanding shares of Critical Home Care, Incorporated and (b) 1,750,000 new shares of restricted common stock to consummate the All Care asset purchase. This transaction resulted in a change of control in New York Medical and a total of 23,725,000 outstanding shares of common stock. In addition, New York Medical changed its name to our current name, Critical Home Care, Inc. The sole operating subsidiary of Critical prior to the reverse merger was Classic Healthcare Solutions, Inc., which had been acquired by Critical Home Care, Incorporated, on July 12, 2002, by the issuance of 7,373,000 shares of common stock.

     We intend to capitalize on the consolidation opportunities that we believe exist within the fragmented home healthcare industry and have developed a strategic growth plan that envisions us becoming a large provider of comprehensive home healthcare services in the New York City metropolitan area. We intend to implement this strategy through internal growth and by acquiring other healthcare service providers. We currently have no arrangements, understandings or agreements concerning any potential acquisition and do not intend to pursue this strategy until adequate resources are available. On October 30, 2002, we entered into a non-binding Letter of Intent with Ocean Breeze Management, Inc., d/b/a Ocean Breeze Infusion Care of Farmingdale ("Ocean Breeze"), which is beneficially owned by Staten Island University Hospital, Staten Island, New York, which, in turn, is affiliated with North Shore University Hospital in Manhasset, New York. The proposed purchase price was $1,750,000 in cash and the assumption of up to $190,000 in trade payables for substantially all of the assets and accounts of Ocean Breeze. This transaction did not close because the parties could not reach a mutually acceptable agreement. There can be no assurance that we will acquire any other healthcare service provider or, if such an acquisition is made, that any acquisition will result in increased market share, revenues or profits for us.



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

Home Medical Equipment; Other Products and Service

     We rent and sell patient safety items and ambulatory and patient room equipment. Our integrated service approach allows patients and managed care systems accessing either respiratory or therapy services to also access needed home medical equipment through a single, value-added service source. Rather than directly providing certain non-core services ourselves, we have affiliated ourselves with other segment leaders, such as home health nursing organizations, through formal relationships or ancillary networks. Home medical equipment and other services provided by us to our customers include:

               -    hospital beds;
               -    wheelchairs;
               -    bathroom safety items;
               -    seat lift chairs; and
               -    three- and four-wheel power scooters.

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

     In order to become a leader in the industry, we must remain committed to providing quality home healthcare services and products while maintaining high standards of ethical and legal conduct. Thus, operating our business with honesty and integrity is essential in order for us to increase our market share. This goal can only be reached through employee education, a confidential disclosure program, written policy guidelines, periodic reviews, frequent reinforcement, compliance audits, a formal disciplinary component and other programs designed not only to comply with the minimums required by federal and sate laws and regulations but also designed to assure customer satisfaction and referrals.

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

     We operate in an environment with complex requirements governing billing and reimbursement for our products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in key accounts receivable indicators. Days sales outstanding at September 30, 2003 was 133 and days sales outstanding at September 30, 2002 was
105. We utilize information systems expertise to increase utilization of technology, such as electronic claims submission and electronic funds transfer with managed care organizations. This can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We must also continue to focus resources on certain large third-party payors to develop internal understanding of the payors' unique reimbursement requirements, thereby reducing subsequent denials and shortening the related collection periods.


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

     On a broader scale, the home health care industry is entering what some term the "Golden Age of Home Care." The impact of demographics, especially the growing number of American seniors, will only increase the importance of home based care. A report by the research firm Frost & Sullivan, U.S. Home Healthcare Markets, re-enforces this belief in noting that the number of adult children caring for their parents at home has risen "from 7 million in 1988 to 22.5 million in 1998." (Source: Healthcare Magazine, July 2000.) We anticipate that future health care will be concerned with managing chronic conditions rather than treating acute problems. Additionally, we believe that the cost of in-patient care has dramatically increased home based care as an even more attractive option. Set forth below is a typical monthly cost savings (source:
HME WebNet).

                                                                             Home
Conditions                                    Hospital Costs            Healthcare Costs           Dollar Savings
----------                                    --------------            ----------------           --------------

Ventilator Dependent Adults.................      $21,750                    $7,050                   $14,700
Oxygen Dependent Children...................      $12,090                    $5,250                    $6,840



     A shift from institution based care to home care is a natural result of this situation. Industry experts agree that home care will likely become the center of health care in the near future.

Sales and Marketing

     Favorable trends affecting the U.S. population and home health care have created an environment which should produce increasing demand for the products and services provided by our company. The average age of the American population is increasing and, as a person ages, more healthcare services are generally required. Further, well-documented changes occurring in the healthcare industry show a trend toward home care over institutional care as a matter of patient preference and cost containment.

     Our sales activities generally are conducted by our full-time sales representatives. In addition to promoting the high quality of our equipment and services, the sales representatives are trained to provide information concerning the advantages of home respiratory care.

     We primarily acquire new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. Our sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships. No single referral source accounted for more than 10% of our revenues for the two year period ended September 30, 2003. We currently have more than 1,500 active customers, and the loss of any single customer or group of customers would not materially impact our business. On the other hand if we were unable to obtain Medicare or Medicaid reimbursement such event would have a material adverse effect on our business.

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

     The federal government and all states in which we currently operate and intend to operate regulate various aspects of our business. In particular, our operating branches are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. Our locations also are subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home healthcare activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy and nursing and in the future, pharmacy.

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

Medicare and Medicaid Reimbursement

     As part of the Social Security Amendments of 1965, Congress enacted the Medicare program, which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. Medicaid also generally covers financially needy children, refugees and pregnant women. A substantial portion of our revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs. For the year ended September 30, 2003, approximately 20% of our net revenue was derived from Medicare and 6% of net revenues were derived from Medicaid. For the nine months ended September 30, 2002, approximately 21% of net revenues were derived from Medicare and less than 1% were derived from Medicaid.

     In December 2000, federal legislators enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. Among other items, this legislation provides the home healthcare industry with some relief from the effects of the Balanced Budget Act of 1997, which contained a number of provisions that are affecting, or could potentially affect, our Medicare reimbursement levels. The Medicare Balanced Budget Refinement Act of 1999 also mitigated some of the effects of the Balanced Budget Act of 1997. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided reinstatement in 2001 of the full annual cost of living adjustment for durable medical equipment and provided for minimal increases in 2002 for durable medical equipment and oxygen. The Balanced Budget Act of 1997 had frozen such adjustments for each of the years 1998 through 2002.

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

HIPAA

     The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers. In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including our company, were required to comply with these regulations by October 16, 2002 unless the entity filed an extension form, in which case the date was extended until October 16, 2003. Our Company filed such an extension and became fully compliant as at September 30, 2003.

     In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including our company, were required to comply with these regulations by April 14, 2003, which the Company has done. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. In March 2002, HHS issued proposed amendments to the final regulations which if ultimately adopted, would make our compliance with certain of the requirements less burdensome.

     HHS is expected to issue final regulations concerning the security of healthcare information maintained or transmitted electronically. Security regulations proposed by HHS in August 1998 would have required healthcare providers to implement organizational and technical practices to protect the security of such information. Once the security regulations are finalized, the company will have approximately two years to comply with such regulations. Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. We anticipate that we will be able to fully comply with the HIPAA regulations that have been issued by their respective mandatory compliance dates. Based on the existing and proposed HIPAA regulations, we believe that the cost of compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.

The Anti-Kickback Statute

     Our company, as a provider of services under the Medicare and Medicaid programs, is subject to the Medicare and Medicaid fraud and abuse laws, sometimes referred to as the "anti-kickback statute." At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states have laws similar in nature to the anti-kickback statute, that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of license and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Physician Self-Referrals

     Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if we have a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by us, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs

     In January 2001, the Centers for Medicare & Medicaid Services issued the first of two phases of final regulations to clarify the meaning and application of Stark II and the second phase was issued in May 2003. The first phase addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements", "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the bulk of the first phase of the final regulations was January 4, 2002 and the second phase became effective when issued in May 2003. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

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

Healthcare Reform Legislation

     Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, many states periodically consider various healthcare reform proposals. We anticipate that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our business and results of operations. Healthcare is an area of extensive and dynamic regulatory change.

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

Environmental Matters

     We believe that we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We will not be required to expend any material amounts in order to remain in compliance with these laws and regulations and such compliance will not materially affect capital expenditures, results of operations or competitive position.

Risk Factors Affecting Our Business Operations

We have set forth below a number of risk factors affecting our business operations.

     Our failure to maintain our controls and processes over billing and collecting or the deterioration of the financial condition of its payors could reduce our cash collections and increase our accounts receivable write-offs.

     The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management, and ongoing enhancements to information systems and billing center operating procedures. Further, some of our payors may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. We can provide no assurance that we will be able to maintain our current levels of collectibility and days sales outstanding in future periods. If we are unable to properly bill and collect our accounts receivable, our results of operations and financial condition could be adversely affected.

     Our implementation of significant system modifications could have a disruptive effect on related transaction processing and could ultimately disrupt the collection of revenues and increase accounts receivable and inventory write-offs.

     Changes in government laws and regulations, as well as third-party claims submission procedures and competitive demands, will require us to continuously develop, monitor and upgrade our management information systems. The development and implementation of these system changes could have a disruptive effect on related transaction processing. Such a disruptive effect could cause us to be unable to properly bill and collect on our accounts receivable and thereby, adversely affect our results of operations, and financial condition.

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

     The Balanced Budget Act of 1997 significantly reduced the Medicare reimbursement rates for home oxygen therapy and included other provisions that have impacted or may impact reimbursement rates in the future, such as potential reimbursement reductions under an inherent reasonableness procedure and competitive bidding. We can provide no assurance that further reimbursement reductions will not be made. Since Medicare accounted for approximately 20% of our net revenues for the year ended September 30, 2003 and 21% for the nine months ended September 30, 2002, any further reduction in reimbursement rates could result in lower revenues, earnings and cash flows for our company.

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

     The current market continues to exert pressure on healthcare companies to reduce healthcare costs, resulting in reduced margins for home healthcare providers such as our company. Large buyer and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy. We have a number of contractual arrangements with managed care organizations, although no individual arrangement accounted for more than 10% of our net revenues during the year ended September 30, 2003 and the nine months ended September 30, 2002. Certain competitors of ours may have or may obtain significantly greater financial and marketing resources than us. In addition, relatively few barriers to entry exist in local home healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase market share.

     We may not be able to successfully integrate acquired businesses, which could result in a slowdown in cash collections and ultimately lead to increases in our accounts receivable write-offs.

     We anticipate that our acquisition strategy will result in labor-intensive patient qualification processes and conversions of patient files onto our billing systems. This can shift focus away from our routine processes. These activities and the time required to obtain provider numbers from government payors often delay billing of the newly acquired business, which may delay cash collections. Moreover, excessive delays may make certain items uncollectible. The successful integration of an acquired business is also dependent on the size of the acquired business, the condition of the patient files, the complexity of system conversions, the scheduling of multiple acquisitions in a given geographic area and local management's execution of the integration plan. If we are not successful in integrating acquired businesses, their results of operations could be adversely affected.

Seasonality

     The home healthcare industry is not seasonal in nature.

Employees

     As of January 31, 2004 our parent company, Critical Home Care, Inc., had 4 employees, including three executive officers, and one person performing accounting, bookkeeping and clerical duties. Our operating subsidiaries employ an aggregate of 35 persons including the director of operations, one respiratory therapist, 4 branch managers, who also function as sales representatives; 4 certified or assistant orthotic fitters and prosthetists; 9 persons who are billing and collection specialists; 6 retail sales and clerical persons; 4 administrative employees; and 5 persons who perform equipment delivery and set up services and one warehouse manager.

Item 2.       Description of Property.

     We lease facilities at 762 Summa Avenue, Westbury, New York. These facilities serve as our corporate headquarters and operations center. The facilities encompass approximately 10,000 square feet of space at a fixed rental cost of $6,850 per month and the lease expires on June 11, 2007. We also rent 3 points of service locations in Patchogue, Babylon, and Lake Success, New York at a combined monthly rental of approximately $25,000. These leases expire July 27, 2007, December 31, 2010, and February 29, 2012 respectively.

Item 3.       Legal Proceedings.

     In April 2003, Ruth Davis and Herman Davis (wife and husband) commenced a lawsuit in Nassau County Supreme Court against the Company's subsidiary Classic Healthcare Solutions, Inc. ("Classic"). Plaintiff Mrs. Davis claims to have sustained injuries on September 15, 2002, from an alleged malfunction of the chair lift, which she acquired from Classic, and claims damages of $2,000,000. In addition, plaintiff Mr. Davis claims damages of $500,000 for loss of services.

     The Company's insurance carrier is defending the lawsuit on behalf of the Company and management believes that there is sufficient insurance coverage under the insurance policy to satisfy any typical settlement of the claims. In addition, any product liability insurance carried by the manufacturer of the chair lift would most likely complement that of Classic. As the lawsuit is only in the discovery stage, management cannot predict the outcome of the case, however, management is of the opinion that any settlement in this matter would not have a material impact on the financial condition or operations of the Company.



Item 4.       Submission of Matters to a Vote of Security Holders.

         None

                                    PART II

Item 5.       Market For Common Equity and Related
              Stockholder Matters.

     Our common stock is traded in the over-the-counter market and was quoted on the NASD OTC Bulletin Board under the symbol "CCLH" from September 26, 2002 through January 20, 2004. Since January 21, 2004 the common stock has traded under the symbol CCLHE, due to the non-filing of our annual report on Form-10KSB for the year ended September 30, 2003 on a timely basis. The Company filed such report on February 17, 2004. Prior to September 26, 2002, before the reverse merger with Critical Home Care, Incorporated the

Company's Common Stock was quoted under the symbol NYMD.OB from August 6, 2002 through September 25, 2002 and before that the Company was known as Mojave Southern, Inc. and the stock did not trade nor was it quoted. The following table presents the range of the high and low bid quotations for our common stock as reported for each quarter within the last two fiscal years. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.





For the Year Ended                                       Sales Prices
  September 30, 2003                               High              Low
--------------------------                       --------           -------

October 1, 2002 through                            $3.40             $2.46
   December 31, 2002

January 1, 2003 through                            $2.50              $.10
  March 31, 2003

April 1, 2003 through                               $.45              $.18
  June 30, 2003

July 1, 2003 through                                $.43              $.19
  September 30, 2003


For the Year  Ended                                       Bid Prices
  September 30, 2002                               High              Low
-----------------------------------              -------            ------
January 1, 2002 through
  March 31, 2002                                    *                  *

April 1, 2002 through
  June 30, 2002                                   $ 0.03             $0.03

July 1, 2002 through
  September 30, 2002                              $ 4.10             $0.03

* During the period of January 31, 2001 through May 21, 2002 the Company was known as Mojave Southern, Inc. and there were no bid or asked quotes nor were there any purchases or sales of the common stock of the Company.

     As of February 16, 2004, there were  approximately 230 holders of record of
our  common  stock.   Additionally  we  believe  there  are   approximately  550
stockholders whose shares are held in street name.

     No cash or stock dividends have been declared or paid during the last two fiscal years and it is unlikely the Company will declare any cash dividends in the foreseeable future.

     On October 25, 2002, the Company consummated an initial closing of gross proceeds of $550,000 pursuant to a private placement under to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The placement was for up to a maximum of $2,000,000 of convertible promissory notes (the "Notes") that were originally due on December 31, 2002 and were automatically convertible into common shares at the rate of one share for one dollar of notes at the discretion of the Company. On November 11, 2002, the Company elected to convert the $550,000 received plus accrued interest of $2,168 into 552,168 common shares. Pursuant to the extension terms of the private placement offering document and through February 18, 2003, the Company received an additional $115,858 and the respective notes were converted into a total of 115,858 shares. The private placement terminated on February 28, 2003.

EQUITY COMPENSATION PLANS

     The following table sets forth certain information as of the fiscal year ended September 30, 2003, with respect to our compensation plans (including individual compensation arrangements).




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

------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans       1,013,100 common shares               $0.68               986,900 common shares
not approved by security
holders
------------------------------ ---------------------------- --------------------------- ----------------------------
Total                           1,013,100 common shares               $0.68               986,900 common shares


------------------------------ ---------------------------- --------------------------- ----------------------------




Item 6.       Management's Discussion and Analysis and Plan of Operations.

     GENERAL

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

     For The Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002 (See Footnote 2to the Consolidated Financial Statements)

     Sales increased by $ 3,861,000 or 244% for the year ended September 30, 2003, as compared to the year ended September 30, 2002. Approximately $3,118,000 of this increase is attributable to sales generated by the operations of All Care Medical Products and Homecare Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 743,000 represents an increase in sales generated by Classic Healthcare.

     Gross profit for the year ended September 30, 2003 was 69.4%, a slight decrease from the 70.0% recorded in the year ended September 30, 2002. The decrease is attributable to a different sales mix due to the addition of the sales of Homecare Alliance and All Care Medical Products. The decrease was offset, in part by the Company's DME rental income, which comprises a higher percentage of sales, and generates a slightly higher gross profit than other sales.

     Selling, general and administrative expenses totaled $5,499,000 for the year ended September 30, 2003 compared to $1,231,000 in the year ended September 30, 2002. The net increase of $4,268,000 consists primarily of selling, general and administrative expenses of approximately $ 2,667,000 attributable to the operations of Alliance and All Care, including a bad debt write off of $614,000 relative to certain historical accounts receivable of All Care, that were generated prior to their acquisition, and subsequent to their acquisition by Critical on September 12, 2002. In addition, the Company expensed costs of $103,000 and $35,000, respectively, for the termination of credit negotiations with Health Care Business Credit Corp., and Health Capital Management Special Purpose Corporation, incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $264,000. There was also a non-cash charge of $228,000 for stock option compensation and there was an increase of approximately $946,000 in the selling, general and administrative expenses of Classic. The increase of $946,000 consists primarily of an increase of approximately $ 517,000 in salaries and related taxes and benefits from $477,000 in the year 2002 to $994,000 in the 2003. Of this increase, $ 106,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of employee review increases and the payroll cost in the increase in number of staff at Classic. In addition, the Company recorded a bad debt write off of $376,000 relative to certain historical accounts receivable of Classic that were generated prior to and subsequent to the acquisition by Critical on July 12, 2002, and there was a net increase of approximately $ 53,000 in all other expenses.

     Net interest expense for the year ended September 30, 2003 was $142,000 as compared to $28,000 in the year ended September 30, 2002. Total interest expense incurred during the year ended September 30, 2003 was $157,000 including $75,000 of amortization of deferred interest, and $82,000 of interest on notes payable. This amount was netted against interest income of $ 15,000 which was the result of forgiveness of interest by certain noteholders. The average debt outstanding for the year ended September 30, 2003 was approximately $ 1,138,000, and for the year ended September 30, 2002 was immaterial, since most of the debt was incurred after September 12, 2002.

     Other income of $138,000 consists of net proceeds from billings for services provided by Alliance to their patients prior to the acquisition of their assets by Critical on August 8, 2002. Alliance was unable to bill for such services as their Medicare license was terminated effective December 17, 2001. The prospective billing was part of the acquired Alliance operations but could not be billed until the Company had the legal right to submit such billings to Medicare. On December 16, 2002, the Company was given such authorization to bill by Medicare and began to do so. Based upon billing and collections through the end of the year September 30, 2003, the net receipts from such billings are anticipated to be $138,000.

     Amortization of debt discount and beneficial conversion feature, a non-cash charge, represents the difference between fair market value of the Company's common stock and the conversion price of convertible notes on the date sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment of $666,000.

     Amortization of deferred debt discount of $30,000 in 2003 represents the amount of amortization of the $ 56,000 fair value of stock options granted to certain noteholders as explained in the Company's financial statements. The amortization is for the period from February 14, 2003 to September 30, 2003. There was no such comparable expense in the prior year.

     The Company recorded a charge for impairment of goodwill in the amount of $1,500,000 during the year ended September 30, 2003. There was no such comparable expense in the year ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to our management of the Company and its subsidiaries.

     As of September 30, 2003 the Company had a working capital deficit of $891,000 as compared to a deficit of $ 51,000 as of September 30, 2002.

     During the year ended September 30, 2003, cash decreased by $52,000. The Company's cash of $2,000 and estimated funds that will be generated from operations are not sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due. The Company therefore has instituted various payroll and expense reductions, including outsourcing its billing and collection process. These steps, plus other cost saving measures as required by management, will reduce operational costs.

     For the year ended September 30, 2003, net cash used in operating activities was $880,000. This was primarily attributable to a net loss of $4,012,000, an increase in accounts receivable of $ 787,000 (net of allowance for doubtful accounts), and offset, in part, by a $1,500,000 charge for impairment of goodwill concerning the Company's acquisition of the assets of All Care Medical Products, Inc., amortization of debt discount and the beneficial conversion feature of the Company's Common Stock in its private placement and a decrease in inventory of $19,000.

     Cash flow used in investing activities for the year ended September 30, 2003, was $90,000 used to purchase property, plant and equipment consisting primarily of rental equipment acquisitions.

     Cash flows provided by financing activities were $918,000 consisting primarily of $666,000 proceeds from the private placement of convertible promissory notes all of which were converted, proceeds from non-affiliated lenders of $475,000 and from shareholders of $427,000. This was offset, in part, by the Company's payment of $300,000 of notes relating to two asset acquisition and $281,000 of notes payable to private lenders.

     During the year ended September 30, 2003, the President of the Company advanced funds to the Company in the aggregate amount of $ 427,000. Such amounts were used to support operations and pay liabilities as they became due. These amounts are due and payable from May 2004 through October 2005.

     Subsequent to September 30, 2003, the President of the Company has advanced additional funds to the Company in the aggregate amount of $277,000. Such amounts are due and payable October through December 2004, and are evidenced by notes with an 8% annual interest rate due at maturity.

     On February 3, 2004 the Company entered into an Amended and Restated promissory Note for a total of $ 500,000 (the "Restated Note") with Stephen Garchik, Trustee ("Garchik") and simultaneously executed a related stock options agreement and a registration rights agreement in favor of Garchik. The stock options agreement provides Garchik with ten year options to acquire 500,000 shares of the Company's common stock at $0.25 per share and all such options vested upon grant while the registration rights agreement provides Garchik with certain piggy-back registration rights in the event the Company files a registration statement. The Restated Note bears interest at an annual rate of Prime, as published in the Wall Street Journal (4% as of February 17. 2004), plus one, and the principle plus all accrued interest is due on June 30, 2004.

     The Restated Note is comprised of $250,000 previously loaned to the Company in February 2003 and originally due on April 15, 2004 and $250,000 which was loaned to the Company on February 3, 2004.

     In addition if further financing does not take place the Company will take further measures to reduce expenditures, possible closure of facility locations, further reductions in personnel, reduction in overhead costs as deemed necessary. In such circumstances the Company will seek other sources of funding.

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

Accounts Receivable - Allowance for Doubtful Accounts

     We routinely review our accounts receivable, by customer account aging, to determine the collectability of the amounts due based on information we receive from the customer, past history and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low, we may incur higher bad debt expense in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense resulting in higher net income.

Fixed Assets - Depreciation

     In order to operate our business, we maintain office machinery and equipment, furniture and fixtures and durable medical equipment that we rent and sell to customers. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates is use, technology, required maintenance and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we overestimate the useful life of an asset, at a point in the future, we would have to incur higher depreciation costs or a write off which would result in lower net income. If we underestimate the life of an asset, we would absorb too much depreciation in the early years and experience higher net income in the later years when the asset is still in service.

Goodwill - Intangible Asset Impairment

     We have acquired the assets of two companies, one which required the recording of Goodwill. In recording any such transaction we are required to recognize the full purchase price. The difference between the value of the assets and liabilities acquired, including transaction costs, and the purchase price was recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet at the recorded value. If it is impaired, we are required to write down the asset to an amount that accurately reflects its carrying value. We have had a valuation expert perform the study contemplated by accounting standards to assist us in determining whether our goodwill balance is impaired. However, in conducting the valuation, the experts relied, in part, on estimated future cash flows that we provided. Changes in estimated cash flows may result in a material negative impact on the conclusion of the valuation of goodwill and a resulting impairment write down in the future. Under these circumstances, the Company performed an analysis to test the carrying value of goodwill at June 30, 2003 to determine whether there was an indication of impairment. The amount of any impairment is measured as the excess of the carrying value over the implied fair value. Such analysis resulted in an impairment of goodwill of approximately $ 1,500,000, which has been charged to expense during the year ended September 30, 2003. It was determined at year end by our review and analysis, in conjunction with independent professionals, that no additional adjustment for impairment was required.

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

     As a result of the reverse merger, the historical financial statements of Classic Healthcare Solutions, Inc., the operating subsidiary of the Company, became the historical financial statements of the Company for reporting purposes.

     On October 14, 2002 we engaged Grassi and Co., CPA's P.C. to serve as our independent public accountants for the fiscal year then ending December 31, 2002. On December 10, 2002, the Board of Directors approved a change in our fiscal year end from a calendar year ending December 31 to a fiscal year ending September 30. Such change was effective for book and tax purposes as of the year (nine months) ended September 30, 2002 and Grassi & Co., CPA's, P.C. has audited the financial statements included herein as of and for such period.

     On May 7, 2003 the Company filed a report on Form 8-K to disclose a change in the Company's certifying accountants. Critical Home Care, Inc., with the approval of the

     Audit Committee of the Board of Directors, dismissed its independent accountants, Grassi & Co., CPA's, P.C. on May 2, 2003. The reports of Grassi & Co.,CPA's, P.C. on the consolidated financial statements of Critical Home Care, Inc. as of September 30, 2002 and December 31, 2001 for the nine months and year ended respectively contained no adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements between Grassi & Co.,CPA's, P.C. and management of Critical Home Care, Inc.

     On May 2, 2003 the Company with the approval of the Audit Committee of the Board of Directors, engaged Marcum & Kliegman LLP as its new independent public accountants.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the
Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of September 30, 2003 (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.


                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Our current executive officers, directors and significant employees are as follows:



Name                                       Age                    Position
----                                       ---                    --------

David  Bensol                              48                     Chief Executive Officer, President
                                                                  and Chairman of the Board

Bradley Smith                              52                     Vice President, Secretary
                                                                  and a Director

Eric S. Yonenson                           55                     Chief Financial Officer


Mitchell Cooper                            49                     Director

Barbara Levine                             53                     Director

Delbert Spurlock                           61                     Director



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

     Eric S. Yonenson became the Chief Financial Officer of the Company on March 10, 2003. From June 1994 through October 1998 Mr. Yonenson was the Chief Financial Officer of Newbridge Surgical Supplies, Inc., which was acquired by Home Care Supply, Inc., another medical supplier to the home medical equipment market. From November 1998 through August 2000, Mr. Yonenson was a supervisor with Margolin Winer & Evens LLP, a certified public accounting firm. From September 2000 until March 2003 was the controller of Jac.Vandenberg, Inc. a national fruit distributor. Mr. Yonenson is a certified public accountant, and is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

     Mitchell Cooper became a director of the Company on September 26, 2002. Mr. Cooper has been a partner in the Mineola law firm of Spizz & Cooper, LLP, since 1983 where he specializes in tax matters. Mr. Cooper is a certified public accountant and holds a Master of Laws in Taxation from New York University School of Law. He is also a Special Professor of Law at Hofstra University Law School and an Adjunct Professor of Law at Touro Law School, where he teaches Finance and Accounting for Lawyers, Corporate Taxation, Advanced Corporate Taxation, Estate and Gift Taxation and Estate Planning.

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

     We currently have one standing committee, the Audit Committee. The Audit Committee was formed on October 18, 2002. The members of the Audit Committee are Mr. Cooper (chairman), Dr. Levine and Mr. Spurlock. Mr. Cooper serves as the Audit Committee financial expert. The Company believes that all members of the audit committee are independent as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act. The duties of the Audit Committee include recommending the selection of an independent auditor, reviewing the audit, or proposed report of audit, and the accompanying management letter or other statement to be included in the Annual Report to Shareholders and ensuring that the Company has adequate internal accounting controls. Additionally, the Committee reviews policies, and procedures in place to assure compliance with applicable laws, regulations and company policy.

Code of Ethics

     On December 22, 2003, our Board of Directors adopted a Code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the Secretary at Critical Home Care, Inc., 762 Summa Avenue, Westbury, New York 11590. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report.

     The Company intends to disclose any waivers or amendments to its Code of Ethics in a report on Form 8-K Item 10 filing rather than from its website.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2003, with the following exceptions:
Barbara Levine and Delbert Spurlock each failed to timely file a Form 4 reporting the grant of the second installment of a stock option on September 26, 2003; and David S. Bensol failed to timely file a Form 4 reporting the open market purchase of common stock in June, 2003.

Item 10.      Executive Compensation.

     The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company (collectively, the "Named Executive Officers") whose salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2003, and the fiscal year (nine months) ended September 30, 2002, the year in which the registrant acquired Critical Home Care Incorporated.




                                                         Summary Compensation Table

                                             Annual Compensation                Long-Term Compensation Awards
                                      ---------------------------------- ----------------------------------------------
                                                                              Restricted
                                                                                Stock             Securities Underlying
Name and Principal Position    Year       Salary ($)         BONUS ($)       Award(s) ($)          Options/SARs (#)
----------------------------- ------- ------------------- --------------- -------------------- -------------------------

David Bensol, Chief            2003      $ 113,654(1)           -                 -                      -
Executive Officer,             2002       * 59,135              -                 -                   100,000 (1)
President and Chairman of      2001          -                  -                 -                      -
the Board

Bradley Smith, Executive       2003     $  125,000              -                 -                      -
Vice President, Secretary      2002       * 59,135              -                 -                    75,000 (2)
and a Director                 2001           -                 -                 -                      -

Eric S.                        2003     $   65,019 (3,4)        -                 -                   250,000 (3)
Yonenson                       2002           -                 -                 -                      -
Chief Financial Officer        2001           -                 -                 -                      -


----------------------------- ------- -------------------
* Amount paid for the nine months ended September 30, 2002


(1) Pursuant to Mr. Bensol's Employment Agreement, he received options to purchase 100,000 shares which vested quarterly, commencing on December 31, 2002, and are exercisable for a five year period following the date of grant provided Mr. Bensol remains an employee of the Company. Additionally Mr. Bensol voluntarily amended his employment contract during the year to reduce his annual compensation, by $36,000, during the period January 1, 2003 through June 30, 2003.

(2) Pursuant to Mr. Smith's Employment Agreement, he received options to purchase 75,000 shares which vested quarterly, commencing on December 31, 2002, and are exercisable for a five year period following the date of grant provided Mr. Smith remains an employee of the Company.

(3) Pursuant to Mr. Yonenson's Employment Agreement, he received options to purchase 250,000 shares which 50,000 shares vested upon grant, and the balance vests ratably on a monthly basis as of the last day of the month for each of the first 36 months following the date of grant as long as Mr. Yonenson remains an employee of the Company.

4) Mr. Yonenson commenced his employment with the Company on March 10, 2003, at an annual salary of $115,000 per year.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the grant of stock options to the named Executive Officers during the fiscal year ended September 30, 2003.

                              Number of Shares      Percent of Total Options
                             Underlying Options      Granted to Employees in     Exercise Price        Expiration
Name                               Granted                 Fiscal Year              Per Share             Date
----                               -------                 -----------              ---------             ----

David Bensol                        None                        -                       -                   -

Bradley Smith                       None                        -                       -                   -

Eric Yonenson                      250,000                      62%                   $0.17              3/17/08
_________________________



     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table summarizes for the Named Executive Officers the total number of shares acquired upon exercise of options during the fiscal year ended September 30, 2003, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at September 30, 2003, and the aggregate dollar value of in-the-money, unexercised options, held at September 30, 2003. The value of the unexercised, in-the-money options at September 30, 2003, is the difference between their exercise price and the fair market value of the underlying common stock on September 30, 2003. The closing bid price of our common stock on September 30, 2003 was $0.20.


                                                                                                Value of Unexercised
                    Shares Acquired Upon             Number of Securities                          In-The-Money
                      Exercise of Options             Underlying Unexercised                        Options at
                      During Fiscal 2003          Options at September 30, 2003                 September 30, 2003
                      ------------------          -----------------------------                 ------------------

Name           Number      Value Realized            Exercisable     Unexercisable           Exercisable    Unexercisable
----           ------      --------------            -----------     -------------           -----------    -------------
David
Bensol          None         -0-                       100,000             -0-                   -0-             -0-

Bradley
Smith           None         -0-                        75,000             -0-                   -0-             -0-

Eric
Yonenson        None         -0-                        83,333           166,667                $2,500          $5,000







COMPENSATION OF DIRECTORS

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


EMPLOYMENT AGREEMENTS

     On September 26, 2002, we entered into an employment agreement with David Bensol, whereby Mr. Bensol agreed to serve as our Chief Executive Officer, President and Chairman of our Board of Directors for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Bensol in advance in writing. The agreement provides Mr. Bensol with an annual salary of $150,000, with an increase of 10% if our net income for four quarters ending on the most recent December 31st is greater than our net income for the four quarters ended on the preceding December 31st. Other than in the year ending December 31, 2002, Mr. Bensol shall be entitled to an annual bonus as is determined by our Board of Directors. Mr. Bensol's compensation also includes options to purchase 100,000 shares of common stock of the company, which vested quarterly commencing on December 31, 2002 and are exercisable at $1.00 per share for a five year period following the date of the grant. Mr. Bensol is entitled to participate in any pension, profit sharing, group insurance, option plan, hospitalization and group health and benefit plans that we make available to senior executives. Mr. Bensol also receives four weeks paid vacation time. The agreement also contains a non-competition provision for 24 months subsequent to any termination of his employment. Additionally Mr. Bensol voluntarily amended his employment contract during the year to reduce his annual compensation, by $ 36,000, during the period January 1, 2003 through June 30, 2003

     On September 26, 2002, we entered into an employment agreement with Bradley Smith, whereby Mr. Smith agreed to serve as our Executive Vice President, Secretary and a director for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Smith in advance in writing. The agreement provides Mr. Smith with an annual salary of $125,000, with an increase of 7% if our net income for four quarters ending on the most recent December 31st is greater than our net income for the four quarters ended on the preceding December 31st. Other than in the year ending December 31, 2002, Mr. Smith shall be entitled to an annual bonus as is determined by our Board of Directors. Mr. Smith's compensation also includes options to purchase 75,000 shares of common stock of the company, which vested quarterly commencing on December 31, 2002 and are exercisable at $1.00 per share for a five-year period following the date of the grant. Mr. Smith is entitled to participate in any pension, profit sharing, group insurance, option plan, hospitalization and group health and benefit plans that we make available to senior executives. Mr. Smith also receives four weeks paid vacation time. The agreement contains a non-competition provision for 24 months subsequent to any termination of his employment.

     On March 10, 2003, the Company entered into an employment agreement with Eric S. Yonenson, whereby Mr. Yonenson agreed to serve as our Chief Financial Officer for a term of three years. The agreement provides Mr. Yonenson with an annual salary of $115,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Yonenson's compensation also includes options to purchase 250,000 shares of common stock of the Company, 50,000 of which vested immediately and the balance vest ratably on a monthly basis for the 36 months following the date of the grant. These options are exercisable at a $0.17 per share for a five-year period following the date of the grant. Mr. Yonenson is entitled to participate in any pension, profit sharing, group insurance, option plan, hospitalization and group health and benefit plans that we make available to senior executives. Mr. Yonenson also receives four weeks paid vacation time.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of February 16, 2004, the beneficial ownership of our common stock, our only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and Named Executive Officers and (iii) all directors and officers as a group. To our knowledge, each person named has the sole voting and investment power with respect to the securities listed as owned by him or it.



Name and Address of                                 Amount and Nature of                Percent of
Beneficial Owner (1)                              Beneficial Ownership (2)               Class (2)
--------------------                              ------------------------               ---------

David Bensol.....................................          6,111,768 (3)                   24.95%

Bradley Smith....................................          1,092,641 (4)                   4.47%

Eric S. Yonenson ................................             94,444 (7)                   0.39%

Mitchell Cooper..................................             50,000 (5)                   0.20%

Barbara Levine...................................            100,000 (6)                   0.41%

Delbert Spurlock.................................            100,000 (6)                   0.41%

Harbor View Fund, Inc. (8).......................          2,109,448                       8.65%

Allied International Fund, Inc. (9)..............          2,012,774                       8.25%

Rubin Family Irrevocable Stock Trust (10)........          2,783,065                      11.41%

Luigi Piccione (11)..............................          1,750,000                       7.17%

All Directors and Officers as
    a Group (6 persons)..........................          7,548,853                      30.30%





(1) Unless otherwise noted, address is c/o the Company, 762 Summa Avenue, Westbury, New York 11590.

(2) Calculated based on 24,393,026 shares issued and outstanding as of February 13 , 2004. Includes shares currently outstanding and, as to each person named, those shares which are not outstanding but which such person has the right to acquire within 60 days.

(3) Includes 100,000 shares of common stock issuable upon exercise of presently exercisable stock options.

(4) Includes 75,000 shares of common stock issuable upon exercise of presently exercisable stock options.

(5)  Includes 50,000 shares upon exercise of presently exercisable options.

(6) Includes currently exercisable options to acquire 100,000 shares at September 30, 2003. But does not include the 50,000 shares issuable upon exercise of options to be granted on each of the next three respective anniversary dates of their joining the Board on September 26 of 2004, 2005 and 2006.

(7)  Includes  currently   exercisable  options  to  acquire  83,333  shares  at
     September 30, 2003, and 11,111 options which vested in the 60 days subsequent to September 30, 2003.

(8) The address of this entity is c/o Snow Becker Krauss P.C., 605 Third Avenue, New York, New York 10158.

(9)  The  address  for this entity is 488  Madison  Avenue,  New York,  New York
     10022.

(10) The address for this entity is 18 Pine Tree Drive, Great Neck, New York 11024.

(11) The address for this person is 15 Percy Williams Drive, East Islip, New York 11730.


Item 12. Certain Relationships and Related Transactions.

     See Item 10. "Executive Compensation" for information concerning employment agreements entered into between the Company and David Bensol, Chief Executive Officer, Bradley Smith, Executive Vice President and Eric S. Yonenson, Chief Financial Officer including options granted by the Company to each of the executive officers.

     On September 26, 2002, in connection with his joining the Board of Directors, Mitchell Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of Common Stock exercisable at $1.50 per share vested immediately.

     In addition, on September 26, 2002, also on in connection with their joining the Board of Directors, Dr. Barbara Levine and Delbert Spurlock, Jr. were each granted five-year non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share, all of which options vested immediately. In addition, Dr. Levine and Mr. Spurlock were each awarded future grants of options to purchase up to 200,000 shares of common stock based upon their continued service to the Company. These options would be granted in 50,000 share increments on each of the first four anniversary dates of their joining the Board of Directors exercisable at the fair market value on the respective dates of grant on the anniversary dates. Accordingly, on September 26, 2003, Dr. Levine and Mr. Spurlock were each granted options to purchase 50,000 shares of common stock at $0.23 per share, the fair market value on the date of grant, all of which vested upon grant and are exercisable for five years. In the event of a buyout of the Company, their remaining future options shall be granted and will vest immediately.


Item 13.      Exhibits, List and Reports on Form 8-K.

(a)      Exhibits

     Exhibit        Description

     2.1(1) Asset Purchase  Agreement,  dated September 13, 2002,  between All
          Care Medical Products Inc. and Critical Home Care, Incorporated.

     3.1(2) Certificate of Incorporation of the Company.

     3.2(2) By-Laws of the Company.

     4.1(2) 2002 Employee Stock Incentive Plan

     10.1(1) Employment Agreement, dated as of September 26, 2002, by and between the Company and David S. Bensol.

     10.2(1) Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith.

     10.3(1) Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Incorporated, All Care Medical Products, Inc., and Luigi Piccione.

     10.4(2) Consulting Agreement, dated as of November 15, 2002 by and between the Company and Rockwell Capital Partners, LLC.

     10.5(2) Form of Investor Subscription Documents

     10.6(2) Form of Convertible Promissory Note

     10.7*Employment Agreement, dated as of March 10, 2003, by and between the Company and Eric Yonenson.

     10.8*Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord

     14.1 * Code of Ethics

     21.1 * List of Subsidiaries of the Company.

     31.1 * Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     31.2 * Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     32.1 * Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 * Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (1) Incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002. (2) Incorporated by reference to the Company's transition report on Form 10-KSB for the period ended January 1, 2002 to September 20, 2002.

     *    Filed herewith


(B)      REPORTS ON FORM 8-K

None

                            CRITICAL HOME CARE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                            CRITICAL HOME CARE, INC.

                                    CONTENTS



                                                                Page

Independent Auditors' Reports                                  F-1-F-2

Consolidated Balance Sheet                                       F-3

Consolidated Statements of Operations                            F-4

Consolidated Statement of Stockholders' Equity                   F-5

Consolidated Statements of Cash Flows                          F-6-F-7

Notes to Consolidated Financial Statements                     F-8-F-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Critical Home Care, Inc.
Westbury, New York


     We have audited the accompanying consolidated balance sheet of Critical Home Care, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Critical Home Care Inc. and Subsidiaries at September 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements for 2003 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $7,951,000 and working capital deficiency of $891,000. The Company also realized a net loss of $4,012,000 for the year ended September 30, 2003. The Company's recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Marcum & Kliegman LLP
New York, New York
January 23, 2004 Except Notes 1 and 11 which are dated
                 February 3, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Critical Home Care, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2002 of Critical Home Care, Inc. and subsidiaries (collectively, the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the nine months ended September 30, 2002 and in accordance with accounting principles generally accepted in the United States of America.

Grassi & Co.
Certified Public Accountants
New York, NY
February 5, 2003



                            CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET


                                ASSETS                                             September 30,
                                ------                                                 2003
                                                                                  --------------


Current Assets
   Cash and cash equivalents                                                           $    2,000
   Accounts receivable, net of allowance for
     doubtful accounts of $828,000                                                        890,000
   Inventory                                                                              266,000
   Prepaid expenses and other current assets                                               87,000
                                                                                       ----------

         TOTAL CURRENT ASSETS                                                           1,245,000

Property and equipment - net                                                              630,000
Security deposits                                                                          30,000
Goodwill                                                                                1,857,000
Other intangibles                                                                          80,000
                                                                                       ----------

         TOTAL ASSETS                                                                  $3,842,000
                                                                                       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Cash overdrafts                                                                     $  39,000
   Current portion of long-term debt                                                        7,000
   Accounts payable                                                                       785,000
   Accrued expenses and other current liabilities                                         316,000
   Notes payable - other, net of discount of $26,000                                      612,000
   Notes payable - officer                                                                377,000
                                                                                        ---------

TOTAL CURRENT LIABILITIES                                                               2,136,000
                                                                                        ---------

LONG-TERM DEBT
   Notes payable - asset acquisition                                                      233,000
   Note payable - officer                                                                  50,000
   Other, net of current portion                                                            4,000
                                                                                        ---------

TOTAL LONG-TERM DEBT                                                                      287,000
                                                                                        ---------

TOTAL LIABILITIES                                                                       2,423,000
                                                                                        ---------

         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.25 par value, 5,000,000 shares
  authorized, none issued and outstanding                                                    -
Common stock, $0.25 par value, 100,000,000 shares
  authorized 24,393,000 issued and outstanding                                          6,098,000
Additional paid-in capital                                                              3,272,000
Accumulated deficit                                                                    (7,951,000)
                                                                                       ----------

TOTAL STOCKHOLDERS' EQUITY                                                              1,419,000
                                                                                        ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $3,842,000
                                                                                       ==========

               The accompanying notes are an integral part of these consolidated financial statements.



                            CRITICAL HOME CARE INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        For the Nine
                                                                For the Year Ended      Months Ended
                                                                September 30, 2003   September 30, 2002
                                                                ------------------   ------------------

NET SALES                                                            $  5,446,000           $1,286,000

COST OF GOODS SOLD                                                      1,665,000              384,000
                                                                        ---------              -------

GROSS PROFIT                                                            3,781,000              902,000
                                                                        ---------            ---------

OPERATING EXPENSES:
   Selling, general and administrative                                  5,499,000            1,065,000
   Depreciation and amortization                                           94,000               12,000
   Impairment of goodwill                                               1,500,000                 -
                                                                        ---------            ---------

         TOTAL OPERATING EXPENSES                                       7,093,000            1,077,000

LOSS FROM OPERATIONS                                                   (3,312,000)            (175,000)

OTHER INCOME (EXPENSE):
    Interest expense, net                                                (142,000)             (28,000)
    Amortization of debt discount and
      deferred financing costs                                           (666,000)                -
    Amortization of deferred debt discount,
      notes payable - other                                               (30,000)                -
    Management and billing fees                                                 -               96,000
    Other income                                                          138,000                 -
                                                                       ----------           ----------

                                                                         (700,000)              68,000
                                                                       ----------           ----------

LOSS BEFORE PRO-FORMA CREDIT
    FOR INCOME TAXES                                                   (4,012,000)            (107,000)

PRO-FORMA CREDIT FOR INCOME TAXES (X)                                           -              (43,000)
                                                                       -----------          ----------

PRO-FORMA NET LOSS                                                    $(4,012,000)           $ (64,000)
                                                                      ===========           ==========

BASIC AND DILUTED LOSS
   PER SHARE                                                          $     (0.17)             $ (0.00)
                                                                      ===========           ==========

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                              24,308,027           16,432,000
                                                                       ==========           ==========


(X) The amount for provision for income tax credit and net loss are stated on a pro-forma basis for the
         2002 period due to the historical entity having had Subchapter S Status through July 11, 2002.

               The accompanying notes are an integral part of these consolidated financial statements.




                                       CRITICAL HOME CARE INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                      AND FOR THE YEAR ENDED SEPTEMBER 30, 2003


                                                                            Additional
                                                Common Stock                 Paid-in         Accumulated
                                          Shares            Amount           Capital           Deficit            Total
                                          ------            ------           -------           -------            -----

Balance, January 1, 2002                  15,896,000        $3,974,000       $     -           $(3,832,000)       $  142,000

Common stock issued for:
   Settlement of amounts
     due to affiliate                        254,000            63,000            32,000              -               95,000
   Interest paid in
     common stock                            100,000            25,000            75,000              -              100,000
   Reverse acquisition
     of New York
     Medical, Inc.                         5,725,000         1,431,000        (1,431,000)             -                    -
   Acquisition of All
     Care Assets                           1,750,000           438,000         3,062,000              -            3,500,000
Stock option compensation                                                        120,000              -              120,000
Debt cancellation pursuant
  to reverse acquisition                                                          61,000              -               61,000
Net loss                                         -                -                 -             (107,000)         (107,000)
                                          ----------        ----------        ----------         ----------       -----------

Balance, September 30, 2002               23,725,000         5,931,000         1,919,000        (3,939,000)        3,911,000
                                          ----------         ---------         ---------        ----------         ---------

Common stock issued for
conversion of convertible
promissory notes and interest                668,000           167,000           501,000              -              668,000

Stock option compensation                       -                 -              228,000              -              228,000
Value of debt discount                          -                 -              568,000              -              568,000
Deferred debt discount                          -                 -               56,000              -               56,000
Net loss                                        -                 -                 -           (4,012,000)       (4,012,000)
                                          ----------        ----------         ---------        ----------        ----------

Balance, September 30, 2003               24,393,000        $6,098,000        $3,272,000       $(7,951,000)      $ 1,419,000
                                          ==========        ==========        ==========       ===========       ===========



               The accompanying notes are an integral part of these consolidated financial statements.



                                      CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      For the Nine
                                                                              For the Year Ended      Months Ended
                                                                              September 30, 2003   September 30, 2002
                                                                              ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(4,012,000)        $  (107,000)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Provision for bad debts                                                             992,000              91,000
    Depreciation and amortization                                                       161,000              12,000
    Stock option compensation                                                           228,000             120,000
    Interest paid with common stock                                                      77,000              25,000

    Amortization of debt discount and deferred
      financing costs                                                                   666,000                -
    Amortization of deferred debt discount
      notes payable - other                                                              30,000                -
    Impairment of goodwill                                                            1,500,000                -

Changes in operating assets and liabilities
    Accounts receivable                                                                (787,000)           (276,000)
    Inventory                                                                            19,000              32,000
    Prepaid expenses and other current assets                                           (52,000)            (18,000)
    Security deposits                                                                     5,000             (21,000)
    Accounts payable                                                                    328,000              60,000
    Accrued expenses and other current liabilities                                      (35,000)             91,000
                                                                                     ----------           ---------



Total Adjustments                                                                     3,132,000             116,000
                                                                                     ----------           ---------


NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (880,000)              9,000
                                                                                     ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for acquisitions                                                                -            (380,000)
    Purchases of property and equipment                                                 (90,000)             (5,000)
                                                                                     ----------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                                   (90,000)           (385,000)
                                                                                     ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash overdrafts                                                                      39,000                   -
    Proceeds from sale of convertible promissory notes,
      net of $98,000 of debt issue costs                                                568,000                   -
    Payment of long-term debt                                                            (7,000)             (5,000)
    Proceeds from notes payable - other                                                 475,000             501,000
    Proceeds from (repayments of) notes
      payable - stockholders                                                            427,000             (35,000)
    Payment of notes payable - acquisitions                                            (300,000)            (50,000)
    Payment of notes payable - other                                                   (284,000)                  -
                                                                                     ----------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               918,000             411,000
                                                                                     ----------           ---------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                   $ (52,000)           $ 35,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        $  54,000            $ 19,000
                                                                                     ----------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   2,000           $  54,000
                                                                                      =========           =========


               The accompanying notes are an integral part of these consolidated financial statements.


                                      CRITICAL HOME CARE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS, C0NTINUED



                                                                                                      For the Nine
                                                                              For the Year Ended      Months Ended
                                                                              September 30, 2003   September 30, 2002
                                                                              ------------------   ------------------


Supplementary information:
Cash paid during the period for:

   Interest                                                                           $   2,000          $    1,000
                                                                                      =========          ==========
   Taxes                                                                              $    -             $    1,000
                                                                                      =========          ==========

Non-Cash Investing and Financing Activities:
   Issuance of stock for asset acquisition                                            $    -             $3,500,000
                                                                                      =========          ==========

   Deferred Debt Discount                                                             $  56,000          $     =
                                                                                      =========          ==========

   Conversion of Notes Payable to Common Stock                                        $ 666,000          $     =
                                                                                      =========          ==========


 The accompanying notes are an integral part of these consolidated financial statements.


                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


1.      DESCRIPTION OF BUSINESS, CHANGE OF FISCAL YEAR AND BASIS OF PRESENTATION

     Critical Home Care, Inc. and subsidiaries (collectively, the "Company") is incorporated in Nevada and based in Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates in four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, Health Maintenance Organizations ("HMO'S"), Preferred Provider Organizations ("PPO's") and private pay.

     On December 10, 2002, the Board of Directors approved a change of the Company's fiscal year from a calendar year ending December 31 to a fiscal year ending September 30. Such change was effective as of the fiscal year (nine months) ended September 30, 2002 for both financial reporting and tax purposes.

     The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2003, the Company had an accumulated deficit of $7,951,000, a working capital deficiency of $891,000 and had realized a net loss of $4,012,000 for the year ended September 30, 2003.

     The business plan and growth strategy are dependent on working capital. Management has been aggressively seeking to raise additional capital through Accounts Receivable financing and private sector loans, but have been unable to secure such financing, other than a loan from a private individual for $250,000 on February 3, 2004. Currently, management is seeking to raise approximately $240,000 of additional working capital from another private individual. If the Company is unable to secure this financing as well as other financing of at least a combined total of $500,000, our cash on hand and cash equivalents and funds from operations will not be sufficient to meet our working capital and capital expenditure needs for the next twelve months.

     If the Company is successful in securing capital, but fails to achieve revenue growth assumptions, the Company will have to raise further equity or debt financing and/or curtail certain expenditures contained in the current operating plans. Management cannot assure that our sales efforts or expense reduction programs will be successful, or that any additional financing will be available to the Company, or, if available, that the terms will be satisfactory. If the Company is not successful in raising additional capital or unable to generate sufficient cash flows to meet obligations as they come due, the Company's financial condition and results of operations will be materially and adversely affected and the Company will not be able to continue to operate as a going concern beyond August 2004. If the Company is successful in raising additional capital but fails to increase its revenue or reduce expenses, the Company's financial condition and results of operations may be materially and adversely affected and the Company may not be able to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation - The consolidated financial statements include the accounts of the Critical Home Care, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Use of estimates in the preparation of financial statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates primarily relate to the net realizable amounts of payments from customers, patients, and other third party payors in regard to allowance for doubtful accounts. Additionally, estimates are used to calculate the valuation of goodwill, inventory obsolescence and other asset valuations. Actual results could differ from these estimates.

     Revenue recognition - Revenues are recorded in the period the services were rendered at established rates reduced by provisions for doubtful accounts and contractual adjustments. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and were recognized in the period the services were rendered. Any differences between estimated contractual adjustments and actual final settlements were recognized as contractual adjustments in the year final settlements were determined. The Company reports revenues in its financial statements net of such adjustments, however, appeals are sometimes filed and if such appeals are decided in the Company's favor, revenues would be readjusted. The Company estimates the allowance for uncollectible accounts and contractual adjustments based on historical experience.

     Allowance for doubtful accounts - The Company reviews all Accounts Receivable balances, and provides for an allowance for uncollectible accounts, and estimates for its bad debt expense based on historical analysis of its records. The basis of this analysis is from the aging of the receivable files, and the patient, payer provider records, and additionally their payment history. Items that are greater than one year old are reserved for 100%. The balance of any reserve, which is established, is estimated based on the collection history from Company records.

     Concentration of credit risk - The Company primarily provides health care services, medical need related equipment and customized devices and is reimbursed by the patient's third-party insurers or governmentally funded health care insurance programs. The Company performs ongoing credit evaluations for its private pay customer patients and open account customers. The ability of the Company's debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company's customer patients and future legislation and regulatory actions. The Company maintains reserves for potential losses from these receivables that historically have been within management's expectations.

     The Company grants credit without collateral to its patients, who are primarily insured under third party agreements. Approximately 21% and 11% of the Company's accounts receivable at September 30, 2003 consists of amounts due from Medicare and Medicaid, respectively. The Company operates its business primarily in the New York Metropolitan area. Additionally a substantial portion of our revenue is attributable to payments received from third party payers, including the Medicare and Medicaid programs. For the year ended September 30, 2003 approximately 20% of our revenue was derived from Medicare and approximately 6% was derived from Medicaid. In fiscal 2002, revenues from Medicare and Medicaid were 21% and 1%, respectively.

     Reclassifications - Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Impairment of Long-lived assets - The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

     Other Intangible Assets - The intangible asset at September 30, 2003 consists of a covenant not to compete agreement, with a gross carrying amount of $100,000, which is being amortized over the 5-year term of the agreement. At
September 30, 2003, the intangible asset is recorded net of $20,000 of accumulated amortization. Amortization expense will be $20,000 in each of the next four years.

     Property and equipment - Property and equipment are recorded at cost and depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets as set forth in the table below.

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

     Fair Value of financial instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable and loans and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments and that due to their primarily short term nature, their fair values approximate their carrying values, unless otherwise noted.

     Advertising expense - advertising expenses are expensed when incurred.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of disposables, supplies and equipment used in conjunction with patient service.

     Earnings (loss) per share - The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share",("EPS") for computing and presenting earnings(loss) per share, which requires, among other things, dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options to acquire 1,013,100 and 325,000 common shares for the year ended September 30, 2003 and the nine months ended September 30, 2002, respectively, have not been considered in the computation of dilutive earnings per share since their effect would be antidilutive.


     Stock-based compensation - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, " Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees". As required under SFAS No.148, the following table presents pro forma net loss and the basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                                                                      For the Nine
                                                                              For the Year Ended      Months Ended
                                                                              September 30, 2003   September 30, 2002
                                                                              ------------------   ------------------

Net loss as reported                                                                $(4,012,000)           $(107,000)
Add:    stock based employee compensation expense
        under the intrinsic value method                                                228,000                 -
Less:  stock-based employee
       compensation expense
       determined under the fair
       value method, net of related
       tax effects                                                                     (441,000)                -
                                                                                    -----------           ----------

       Proforma loss                                                                $(4,225,000)           $(107,000)
                                                                                    ===========            =========

Net loss per share:

Basic and diluted loss per share
  as reported                                                                           $(0.17)            $(0.01)
                                                                                        ======             ======
Pro Forma basic and diluted loss
   per share                                                                            $(0.17)            $(0.01)
                                                                                        ======             ======

     The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                                                                      For the Nine
                                                                              For the Year Ended      Months Ended
                                                                              September 30, 2003   September 30, 2002
                                                                              ------------------   ------------------
Expected life (years)                                                                 5                        5
Interest rate                                                                       4-5%                     4-5%
Annual rate of dividends                                                             0%                       0%
Volatility                                                                          210%                      91%

     Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

     Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes"("FAS 109"). It requires an asset and liability approach for financial accounting and reporting for income taxes.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002



2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Basis of presentation - effective December 10, 2002, the Company changed its fiscal year end from December 31, to September 30. The consolidated financial statements include the presentation of the transition period beginning January 1, 2002 and ending September 30, 2002.

     The following table presents certain unaudited financial information for the year ended September 30, 2002:


                                                             For the Year
                                                                Ended
                                                            September 30,
                                                                2002
                                                             -----------
                                                             (Unaudited)

Net sales                                                   $1,585,000
Cost of Sales                                                  475,000
                                                               -------

Gross Profit                                                 1,110,000
                                                             ---------

Operating expenses:

Selling, general and administrative                          1,231,000
Depreciation and amortization                                   15,000
                                                                ------

                                                             1,246,000

Loss from Operations                                          (136,000)
                                                              --------

Other income (expense)
   Interest expense, net                                       (28,000)
   Management and billing fees                                  96,000
                                                                ------
                                                                68,000
                                                                ------

Loss before pro-forma credit for income taxes                  (68,000)
Pro-forma credit for income taxes                              (27,000)
                                                               -------

Pro-forma net loss                                            $(41,000)
                                                              ========


Basic and diluted loss per share                                 $0.00
                                                                 =====

Basic and diluted weighted average
common shares outstanding                                   16,102,000
                                                            ==========

     Intangible assets - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The adoption of SFAS No. 141 and SFAS No. 142, did not have a material effect on the Company's consolidated financial position or results of operations for the nine months ended September 30, 2002. For the year ended September 30, 2003, pursuant to SFAS No. 142 the Company has recorded a charge of $1,500,000 for the impairment of goodwill. (See Note 8)

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent pronouncements - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No.146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FASB 146 did not have a material impact on the Company's consolidated financial statements.


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designed after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15,2003, should continue to be applied in accordance with respective effective date. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30,2003. The adoption of SFAS No.149 did not have a material impact on the Company's consolidated financial statements.

     In November 2002,the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company, at the time it issues a guarantee to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of the recognition requirements of FIN 45 did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No.46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after September 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("SFAS No. 150"). SFAS No.150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No 150 did not have a material impact on the Company's consolidated financial statements.


3. PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2003 consists of the following:


                                                             Accumulated      Net Book Value
                                             Cost            Depreciation   September 30, 2003
                                             ----            ------------   ------------------

   Delivery vehicles                      $  49,000          $  21,000            $  28,000
   Leasehold improvements                   142,000             29,000              113,000
   Office equipment and
     furniture and fixtures                 170,000             46,000              124,000
   Rental equipment                         432,000             67,000              365,000
                                            -------             ------              -------

                                           $793,000           $163,000             $630,000
                                           ========           ========             ========


     Depreciation expense for the year ended September 30, 2003 and the nine months ended September 30, 2002 was $141,000 and $12,000 respectively.

4. NOTES PAYABLE

     During the year ended September 30, 2003, the Company and certain holders of notes payable - asset acquisitions, notes payable - other and note payable - officer agreed to amend the respective maturity dates of their notes whereby they became long term obligations.

     During October and December of 2002, the Company consummated an initial closing of gross proceeds of $666,000 pursuant to a private placement. The private placement was for up to a maximum of $2,000,000 of convertible promissory notes bearing interest at the rate of eight percent (8%) per annum that were due February 28, 2003. The promissory notes were automatically convertible into common shares at the rate of one share for one dollar of notes at the discretion of the Company. In November 2002 and February 2003, the Company elected to convert the total proceeds of $666,000 into 666,000 common shares and paid $2,000 of accrued interest on such notes through the issuance an additional 2,000 common shares. As a result of the conversion price of $1.00 being less than the fair market value of $2.50 per share on the dates the notes were purchased there was a beneficial conversion feature of $995,000. Such amount, however, is limited to the total investment made and the Company, therefore, recorded a debt discount and beneficial conversion feature non-cash charge of $666,000 during the year ended September 30, 2003.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002

4. NOTES PAYABLE (continued)

     Notes payable, are summarized as follows:


Short term:                                                                                      September 30, 2003
                                                                                                 ------------------
Notes payable, other - issued between July 1, 2002 and September 19, 2002 pursuant to working capital loans, bearing interest at 8% to 12% per annum payable through September 30, 2003. These notes have not been paid and are secured by certain assets of the Company. Waivers have been received extending repayment terms, and the dates of maturity to range from March
31, 2004 through May 31, 2004.                                                                         $163,000

Notes payable, other - In February 2003, pursuant to working capital loans, the Company entered into three unsecured promissory note agreements for an aggregate of  $475,000, bearing interest at an annual rate of five percent
(5%) per annum. The promissory notes are due and payable on the earlier of
April 21, 2004 or upon the Company raising no less that $500,000 in equity.
(See Note 11) In connection with two of the agreements, the Company granted
5 year stock options to acquire 187,500 shares of common stock, which are exercisable at $1.00 per share. The promissory notes payable at September
30, 2003 are recorded net of a $26,000 debt discount.                                                   449,000
                                                                                                        -------

                                                                                                       $612,000
                                                                                                       ========

Notes payable, officer, issued from May of 2003 through September 2003 pursuant to unsecured working capital loans from the President of the
Company bearing interest at 8% per annum and payable May 2004 through
September 2004.                                                                                        $377,000
                                                                                                       ========

Long term:

Notes payable, asset acquisition, issued September 13, 2002 pursuant to the
All Care Acquisition Agreement, unsecured, originally due September 30,
2003, as modified on April 16, 2003 bearing interest at 7% per annum and
payable on August 15, 2005.                                                                            $233,000
                  === =====                                                                            ========



Note payable, officer, issued in January 2003 pursuant to an unsecured working capital loan from the President of the Company bearing interest at
8% and payable October 16, 2005.                                                                        $50,000
=                      === =====                                                                        =======


Note payable, other for the purchase of a delivery vehicle is payable in monthly installments of $558 including interest at 6.9% per annum maturing
in April 2005 and secured by the delivery vehicle.                                                       $4,000
         ====                                                                                            ======


                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002

5. ACQUISITIONS

     On August 8, 2002, Classic Healthcare Solutions, Inc. ("Classic"), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Homecare Alliance, Inc. ("Alliance") for a purchase price of $250,000 of which $100,000 was in cash and $150,000 was payable through the issuance of Notes. On September 13, 2002, through another wholly owned subsidiary, the Company acquired substantially all of the assets of All Care Medical Products, Inc. ("All Care") for a purchase price of $4,025,000 consisting of $200,000 in cash, $325,000 in notes, and 1,750,000 shares of the Company's common stock valued at $2.00 per share. The primary purpose of these acquisitions was to expand the Company's product lines and market area as well as to consolidate the overhead expenses and to increase revenues. Goodwill of $3,357,000 arose in the All Care transaction, which is not deductible for tax purposes.

     The revenues and costs of these two operations have been included with those of the Company since their respective dates of acquisition. The allocation of the purchase prices, including certain acquisition costs of $25,000 and $130,000 respectively, was as follows:

                                            Alliance            All Care
                                            --------            --------

Cash                                          $       -        $    78,000
Accounts receivable                                   -            557,000
Inventory                                       168,000            433,000
Fixed assets                                    107,000            206,000
Security deposits                                     -             14,000
Goodwill                                              -          3,357,000
Accounts payable                                      -           (230,000)
Loan payable to stockholder                           -            (15,000)
Accrued liabilities                                   -           (245,000)
                                               --------         ----------

                                               $275,000         $4,155,000
                                               ========         ==========

     On September 26, 2002, New York Medical, Inc., (a Nevada corporation) ("NYMI") and Critical Home Care, Incorporated ("Critical") consummated an acquisition whereby NYMI cancelled 8,975,000 of its 14,700,000 common shares then outstanding and issued (a) 16,250,000 new shares of restricted common stock to the stock holders of Critical in exchange for all of the issued and outstanding shares of Critical and, (b) 1,750,000 new shares of restricted common stock to consummate the All Care Asset Purchase, as described above. This transaction resulted in a change in control of NYMI and a total of 23,725,000 outstanding shares of common stock. In addition, NYMI changed its name to Critical Home Care, Inc. The sole operating subsidiary of Critical prior to the acquisitions described above was Classic which had been acquired by Critical on July 12, 2002.

     For accounting purposes, the transaction between NYMI and Critical is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of Critical now own a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI has been recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Critical. Such historical financial statements reflect the results of operations of Classic which was a Sub Chapter S corporation through the date of

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


its acquisition on July 12, 2002, and all historical tax effects have therefore been shown on a pro-forma basis.



5. ACQUISITIONS (continued)

     The acquisition of Alliance was not considered material for purposes of including pro-forma information but the acquisition of All Care was. Therefore, the pro-forma unaudited condensed statements of operations presented below represents what the results of operations of the combined companies would have been had the All Care acquisition taken place at the beginning of the fiscal period shown.

                                                             For the Nine Months
                                                             ended September 30,
                                                                      2002
                                                            --------------------

Sales                                                              $4,172,000
Cost of sales                                                       1,353,000
                                                                    ---------

Gross profit                                                        2,819,000

Operating expenses                                                  2,767,000
                                                                    ---------

Operating income                                                       52,000


Other income                                                            3,000
                                                                    ---------

Income before taxes                                                 $  55,000

Pro-forma income taxes                                                 22,000
                                                                    ---------

Pro-forma net income                                                  $33,000
                                                                    ---------

Basic and diluted earnings per share                                    $0.00
                                                                   ==========

Basic and diluted weighted common shares outstanding               16,432,000
                                                                   ==========


6. RELATED PARTY TRANSACTIONS

     Effective October 23, 2000, the Company leased office space from RVC Realty Corp. ("RVC"), which is owned by a trust that was established for the benefit of the children of the President of the Company. Rent expense for that facility was incurred in the amount of $46,000 during the nine months ended September 30, 2002. The lease was terminated effective as of December 31, 2002 and the related expense was accrued at September 30, 2002, as the operations of that location were consolidated into another facility. At December 31, 2001, the Company owed $95,000 to RVC for rent and real estate taxes. Such amount was non-interest bearing and was settled and paid in full in July 2002 through the issuance of 254,000 shares of the Company's common stock.

     In July 2002, the Company owed Mr. Bensol and Mr. Smith $61,000 pursuant to working capital loans made to the Company during 2001. Such amount was contributed to capital by the two shareholders in connection with the acquisition of Classic.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002



     Notes payable - officer - During the period October 1, 2002 through September 30, 2003 the President and CEO of the Company loaned the Company $422,000. Of the amounts loaned $ 50,000 is long term and $377,000, is short term. The funds were used for working capital. (See Note 4)


7. INCOME TAXES

     The provision for income taxes for the year ended September 30, 2003, and the nine months ended September 30, 2002 consists of the following:

     Components of the provision (benefit) for income taxes are as follows:

                                                   2003            2002
                                                   ----            ----


Current

  Federal                                     $     -0-         $    -0-
  State and local                                   -0-              -0-


Deferred
  Federal                                           -0-              -0-
  State and local                                   -0-              -0-
                                                   ----             ----
Total                                          $    -0-         $    -0-
                                                   ====             ====

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002




                                                               2003                   2002
                                                               ----                   ----

Income tax provision at 34%                                  ( 34.0%)               (34.0%)
State and local income taxes net                               (6.0%)                (6.0%)
  of federal benefit
Non deductible goodwill impairment                             14.9%                  0.0%
Non deductible amortization of beneficial conversion
 feature                                                        5.7%                  0.0%
Net operating losses not utilized                              19.4%                 40.0%
                                                             -------               ------

                                                                0.0%                  0.0%
                                                             =======               =======


As of September 30, 2003, the Company has net operating loss carryforwards of approximately $1,411,000 that will be available to offset future taxable income through the dates shown below:
                                      September 30,
                                         2022                   $  220,000
                                         2023                    1,191,000
                                                                 ---------
                                                                $1,411,000
                                                                ==========



     Significant components of the Company's deferred tax assets and liabilities are comprised of the following:


                                                           September 30, 2003
                                                           ------------------

Allowance for doubtful accounts                           $   331,000
Non-deductible expenses                                       121,000
Net operating loss                                            564,000
Fixed assets                                                  (10,000)
                                                           ----------
Total                                                     $ 1,006,000
Valuation allowance                                        (1,006,000)
                                                           ----------

Net deferred taxes                                        $    -0-
                                                           ===========




     FAS 109 requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits, etc. FAS 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company's ability to utilize such assets. The valuation allowance increased by approximately $ 918,000.

     The provision (credit) for income taxes is reflected on a pro-forma basis using a blended rate of 40% for Federal and State taxes that would have been applicable had the Company been required to file tax returns covering the full fiscal periods included in the financial statements. Actual income taxes due will be different as Classic was a sub-chapter S corporation through July 12, 2002 and only its results of operations from that date through September 30, 2002 were included in the Company's tax return for fiscal 2002.


8. IMPAIRMENT OF GOODWILL


     SFAS 142 requires that an impairment test for goodwill and other intangible assets be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Due to continued losses realized by the All Care division at June 30, 2003, management performed a test, which resulted in a $1,500,000 impairment charge during the third quarter of fiscal 2003. The methodology included various financial calculations and assumptions that projected future operations of the All Care division (the reporting unit) on its own. At September 30, 2003 the Company obtained an independent valuation from a third party and management concluded that no additional adjustment for impairment was required.


9. STOCK OPTION PLAN

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

     Pursuant to the terms of their employment agreements, each dated September 26, 2002, David Bensol, Chief Executive Officer and Bradley Smith, Executive Vice President, were awarded five-year options to purchase 100,000 and 75,000 shares of common stock, respectively. All such options vested quarterly from December 31, 2002 through September 30, 2003 and are exercisable at $1.00 per share for five years from the date of grant. At September 26, 2002 the fair market value of these options was $2.30, per share. As a result, the Company has recorded a charge to operations for stock option compensation in the amount of $228,000 during the year ended September 30, 2003.

     In September 2002, in connection with his joining the Board of Directors, Mitchell Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of common stock exercisable at $1.50 per share, the fair market value, all of which options vested immediately.

     In addition, on September 26, 2002, also in connection with their joining the Board of Directors, Dr. Barbara Levine and Delbert Spurlock, Jr. were each granted five-year non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share, all of which options vested immediately. Dr. Levine and Mr. Spurlock will be granted options to purchase up to 200,000 shares of common stock based upon their continued service to the Company. These options will be granted in 50,000 share increments on each of the first four anniversary dates of their joining the Board of Directors and will be exercisable at the fair market value on the respective

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


of Directors and will be exercisable at the fair market value on the respective dates of grant. The first such grant of options to acquire 50,000 common shares was awarded to each of Mr. Spurlock and Dr. Levine on September 26, 2003. These options are exercisable at $0.23 per share the fair market value on date of grant vested in full upon grant and expire on September 25, 2008. In the event of a buyout of the Company, their remaining future options shall be granted and will vest immediately.

     In February 2003, in connection with loans to the Company in the aggregate amount of $325,000 from two unrelated parties, the Company granted five-year options to acquire 187,500 shares of the Company's common stock. The options are exercisable at $1.00 per share and were fully vested upon grant (see Note 4).

     On March 10, 2003, in connection with his joining the Company as Chief Financial Officer, Eric S. Yonenson was granted five-year options to purchase up to 250,000 shares of common stock. The options are exercisable at $0.17 per share, the fair market value on the date of grant, and expire on March 9, 2008. 50,000 options vested upon grant, and the balance vests ratably on a monthly basis as of the last day of the month for each of the first 36 months following the date of the grant. As at September 30, 2003 an additional 33,333 shares have vested.

     On April 17, 2003, the Company granted five-year options to acquire 168,900 shares of the Company's common stock to 34 employees. Such options are exercisable at $0.25 per share and vested 20% upon the date of grant with the remaining options vesting at 20% per year on each of the four anniversary dates following the date of grant. As of September 30, 2003, 18,300 of these options had been forfeited by eight employees as a result of the termination of their employment.

     The following table illustrates the Company's issuance of stock options and outstanding stock option balances since the Company adopted the Plan:

                                                September 30, 2003                     September 30, 2002
                                                ------------------                     ------------------

                                          Outstanding     Weighted Average       Outstanding       Weighted Averag
                                            Options         Exercise Price         Options         Exercise Price
                                            -------         --------------         -------         --------------

Outstanding at beginning of year               325,000             $1.23                    -
Granted                                        706,400              0.45              325,000             $1.23
Exercised                                            -              -                       -               -
Forfeited                                      (18,300)             0.25                    -               -
                                               -------              ----              -------            ------

                                             1,013,100             $ .68              325,000             $1.23
                                             =========             =====              =======             =====




     Additional information pertaining to outstanding options at September 30, 2003:


                                              Remaining            Average                                 Average
      Exercise           Outstanding             Life              Exercise          Exercisable           Exercise
    Price Range            Options             (Years)              Price              Options              Price
    -----------            -------             -------              -----              -------              -----
       $ 1.50               150,000             3.99              $ 1.50                150,000              $1.50
       $  .23               100,000             4.99              $  .23                100,000              $ .23
       $ 1.00               175,000             3.99              $ 1.00                175,000              $1.00
       $  .25               150,600             4.58              $  .25                 30,120              $0.25
       $  .17               250,000             4.50              $  .17                 83,333              $0.17
       $ 1.00               187,500             4.17              $ 1.00                187,500              $1.00
                             -------                               ------               -------              -----

                          1,013,100                               $  .68                725,953              $0.98
                           =========                              ======                =======              =====


                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


9. STOCK OPTION PLAN (continued)


     The Company has elected to account for its stock based compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.25) and to provide the pro-forma disclosure required by SFAS No. 123. Under the provisions of APB No.25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an option holder must pay to acquire the stock. The Company recorded $228,000 of stock option compensation to operations for the year ended September 30, 2003.


10. COMMITMENTS AND CONTINGENCIES


     The Company leases facilities at 762 Summa Avenue, Westbury, New York. These facilities serve as the corporate headquarters and operations center. The facilities encompass approximately 10,000 square feet at a fixed monthly rental of $6,850 and the lease expires in June 2007. The Company also rents three points of service locations in Patchogue, Babylon and Lake Success all located on Long Island, New York at a combined rental of approximately $25,000 per month. The leases expire in July 2007, December 2010 and February 2012 respectively. Total rent expense for the year ended September 30, 2003 and for the nine months ended September 30, 2002 was $328,000 and 86,000 respectively.

     Future minimum rental payments, by year and in the aggregate under operating leases with a term of one year or more consist of the following at September 30, 2003:



         For the Years Ended September 30,             Amount
                                                       ------

                        2004                         $  398,000
                        2005                            390,000
                        2006                            394,000
                        2007                            331,000
                        2008                             67,000
                     Thereafter                         188,000
                                                      ---------

                       Total                         $1,768,000
                                                     ==========

     On January 31, 2004 the Company cancelled the lease for its prior location in Woodbury, New York and received a release for the balance of their lease commitment through November 2009 from the landlord. In addition, on February 1, 2004 the Company signed a lease for its new Lake Success, New York location that becomes effective on March 1, 2004 and future rental cost is included in the above table.

     On September 26, 2002, the Company entered into an employment agreement with David S. Bensol, whereby Mr. Bensol agreed to serve as our Chief Executive Officer, President and Chairman of our Board of Directors for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Bensol in advance in writing. The agreement provides Mr. Bensol with annual salary of $150,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Bensol's compensation also includes options to purchase 100,000 shares of common stock of the Company (see Note 9), which vested quarterly commencing on December 31, 2002 and are exercisable at a $1.00 per share for a five-year period following the date of the grant. Mr. Bensol is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24-month non-competition provision effective from the date of termination of employment.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002


10. COMMITMENTS AND CONTINGENCIES (continued)


    On September 26, 2002, the Company entered into an employment agreement with Bradley M. Smith, whereby Mr. Smith agreed to serve as our Executive Vice President, Secretary and Director for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Smith in advance in writing. The agreement provides Mr. Smith with an annual salary of $125,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Smith's compensation also includes options to purchase 75,000 shares of common stock (see Note 9) of the Company, which vested quarterly commencing on December 31, 2002 and are exercisable at a $1.00 per share for a five-year period following the date of the grant. Mr. Smith is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24-month non-competition provision effective from the date of termination of employment.

     In connection with the All Care Asset purchase, which closed on September 13, 2002, the Company entered into a consulting agreement with Luigi Piccione, the seller of the All Care Assets. Such agreement calls for annual payments of $150,000 and has a term of five years unless terminated earlier for specific reasons stated in the agreement such as fraud, willful misconduct and the like.

     On March 10, 2003, the Company entered into an employment agreement with Eric S. Yonenson, whereby Mr. Yonenson agreed to serve as our Chief Financial Officer for a term of three years. The agreement provides that Mr. Yonenson with an annual salary of $115,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Yonenson's compensation also includes options to purchase 250,000 shares of common stock of the Company, 50,000 shares vested immediately, the balance vests ratably on a monthly basis for the first 36 months following the date of the grant after the first month anniversary of the agreement. These options are exercisable at a $0.17 per share for a five-year period following the date of the grant. Mr. Yonenson is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. As at September 30, 2003 an additional 33,333 shares have vested.

     In April 2003, the Company entered into an Amended Consulting Agreement with Rockwell Capital Partners, LLC ("Rockwell"), its investment banker. The agreement expires in November 2005, unless terminated earlier pursuant to its terms. The agreement calls for Rockwell to provide consulting services relating to strategic planning, product development and general business and financial matters. The annual fee to be paid to Rockwell is $125,000 through November 2004 and $130,0000 thereafter.

     During September and October of 2003, the Company entered into three eighteen month operating equipment leases, which are payable in monthly installments of approximately $3,700, which were collateralized by certain equipment of the Company. Certain officers of the Company guaranteed these leases. Subsequent to the lease agreements the Company sold the collateralized equipment, which constituted a default in the agreements.

                    CRITICAL HOME CARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year ended September 30, 2003
                and For the Nine Months ended September 30, 2002

10. COMMITMENTS AND CONTINGENCIES (continued)

     Legal proceedings - In April 2003, Ruth Davis and Herman Davis (wife and husband) commenced a lawsuit in Nassau County Supreme Court against the Company's subsidiary Classic Healthcare Solutions, Inc. ("Classic"). Plaintiff Mrs. Davis claims to have sustained injuries on September 15, 2002, from an alleged malfunction of the chair lift, which she acquired from Classic, and claims damages of $2,000,000. In addition, plaintiff Mr. Davis claims damages of $500,000 for loss of services.

     The Company's insurance carrier is defending the lawsuit on behalf of the Company and management believes that there is sufficient insurance coverage under its insurance policy to satisfy any typical settlement of the claims. In addition, any product liability insurance carried by the manufacturer of the chair lift would most likely complement that of Classic. As the lawsuit is only in the discovery stage, management cannot predict the outcome of the case, however, management is of the opinion that any settlement in this matter would not have a material impact on the financial condition or operations of the Company.

11. SUBSEQUENT EVENTS

     The President of the Company has advanced additional funds to the Company in the aggregate amount of $277,000 during October through December 2003. Such amounts are due during October through December 2004.


     Effective October 1, 2003, the Company began to outsource its billing and collections of receivables to a third party. The Company will pay fees either based on the amount of receivables collected by the third party or a fee for each transaction processed, depending on the type of receivable.

     In February 2004, the Company entered into an Amended and Restated Promissory Note for a total of $500,000 (the "Restated Note") with Stephen Garchik, Trustee ("Garchik") and simultaneously executed a related stock option agreement and a registration rights agreement in favor of Garchik. The stock option agreement provides Garchik with ten-year options to acquire 500,000 shares of the Company's common stock at $0.25 per share and all such options vested upon grant and the registration rights agreement provides Garchik with certain piggyback registration rights in the event the Company files a registration statement. The Restated Note bears interest at Prime, as published in the Wall Street Journal (4.0% as of February 17, 2004), plus one and principal and all accrued interest is due on June 30, 2004.

     The Restated Note is comprised of $250,000 previously loaned to the Company in February 2003 and originally due on April 15, 2004 and $250,000 which was loaned to the Company on February 3, 2004.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (unaudited)

    Year ended September 30, 2003 and the Nine Months Ended  September 30, 2002


                                Balance at       Charged to         Charged to                         Balance at
                                Beginning        Costs and            Other         Additions            End of
Description                     of  Period        Expenses           Accounts     (Deductions)           Period
-------------                   ----------        --------            --------    ------------           ------


Year
- ----

Allowance for doubtful accounts:



September 30, 2002                56,000           156,000             175,000         322,000
                                                                                       406,000   A
                                                                                      (233,000)  B       495,000

September 30, 2003               495,000           992,000                -            333,000   C       828,000


A:    Reserve acquired pursuant to the All Care Asset Acquisition

B:    Write off of All Care bad debts of $132,000 and Classic bad debts of  $101,000

C:    Net Increase in reserve due to write offs and adjustments to reserve.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CRITICAL HOME CARE, INC.


                                       By: /s/ David Bensol
                                       --------------------
                                       David Bensol
                                       Chief Executive Officer, President
                                       and Chairman of the Board

                                       By: /s/ Eric S. Yonenson
                                       ------------------------
                                       Eric S. Yonenson
                                       Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David Bensol                                            February 17, 2004
----------------
David Bensol
Chief Executive Officer, (Principal Executive Officer)
President and Chairman of the Board


/s/ Eric S. Yonenson                                        February 17, 2004
--------------------
Eric S. Yonenson
Chief Financial Officer
(Principal Financial Officer)


/s/ Bradley Smith                                           February 17, 2004
-----------------
Bradley Smith
Executive Vice President,
Secretary and a Director


/s/ Mitchell Cooper                                         February 17, 2004
-------------------
Mitchell Cooper
Director

/s/Barbara Levine                                           February 17, 2004
------------------
Barbara Levine
Director


/s/ Delbert Spurlock, Jr.                                   February 17, 2004
-------------------------
Delbert Spurlock, Jr.
Director