Form 10QSB
period 2003-12-31
CRITICAL HOME CARE INC
filed 2004-03-09
CIK 1071941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   December 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________

                        Commission file number: 000-31249
                            CRITICAL HOME CARE, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                      88-0331369
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                                762 SUMMA AVENUE
                               WESTBURY, NY 11590
                    (Address of principal executive offices)

                                  516-997-1200
                           (Issuer's telephone number)

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 5, 2004, Common Stock, $0.25 par value, 24,393,026 shares outstanding

Transitional Small Business Disclosure Format (Check one): Yes [    ]   No [ X ]

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements
     Unaudited Consolidated Balance Sheet as of
       December 31, 2003.........................................      1
     Unaudited Consolidated Statements of Operations
       For The Three Months Ended December 31, 2003
       and December 31, 2002.....................................      2
     Unaudited Consolidated Statements of Cash Flows
       For The Three Months Ended December 31, 2003
       and December 31, 2002.....................................      3
     Notes to Unaudited Consolidated Financial Statements........      4-8

   Item 2. Management's Discussion and Analysis or
           Plan of Operations....................................      9-10
   Item 3. Controls and Procedures...............................      11

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................      11
   Item 2. Changes in Securities.................................      11
   Item 3. Defaults Upon Senior Securities.......................      11
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................      11
   Item 5. Other Information ....................................      11
   Item 6. Exhibits and Reports on Form 8-K......................      11
           Signatures............................................      12
           Certifications........................................      13-15

ITEM 1

                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                                                                 December 31,
                                                                                    2003
                                                                                 ------------
                                                                                 (unaudited)
                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents.................................................  $        2,000
   Accounts receivable, net of allowance for
       doubtful accounts of $953,000.........................................       1,130,000
   Inventory.................................................................         202,000
   Prepaid expenses and other current assets.................................         101,000

                                                                                  -----------

       TOTAL CURRENT ASSETS..................................................       1,435,000
                                                                                  -----------

PROPERTY AND EQUIPMENT - NET.................................................         603,000
GOODWILL.....................................................................       1,857,000
SECURITY DEPOSITS............................................................          30,000
OTHER INTANGIBLES............................................................          75,000
                                                                                  -----------

       TOTAL ASSETS..........................................................  $    4,000,000
                                                                                  ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...........................................................        882,000
   Accrued expenses and other current liabilities.............................        444,000
   Notes payable - other, net of discount of $14,000..........................        624,000
   Notes payable - officer....................................................        654,000
                                                                                    ---------
       TOTAL CURRENT LIABILITIES..............................................      2,604,000
                                                                                    ---------
LONG-TERM DEBT
   Notes payable - asset acquisition..........................................        233,000
   Note payable - officer.....................................................         50,000
                                                                                   ----------
TOTAL LONG TERM DEBT..........................................................        283,000
                                                                                   ----------
TOTAL LIABILITIES.............................................................      2,887,000
                                                                                   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.25 par value, 5,000,000 shares authorized, none issued and outstanding
   Common stock, $0.25 par value; 100,000,000 shares authorized;
        24,393,000 shares issued and outstanding..............................      6,098,000
   Additional paid-in capital.................................................      3,272,000
   Accumulated deficit........................................................     (8,257,000)
                                                                                    ----------
       TOTAL STOCKHOLDERS' EQUITY.............................................      1,113,000
                                                                                    ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................  $    4,000,000
                                                                                   ===========


                       See accompanying notes to consolidated financial statements.





                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                           FOR THE
                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                     -------------------
                                                                  2003                 2002
                                                                  ----                 ----



NET SALES..............................................     $  1,315,000        $    1,685,000
COST OF GOODS SOLD.....................................          408,000               541,000
                                                              ----------              ---------
GROSS PROFIT...........................................          907,000             1,144,000

OPERATING EXPENSES:
    Selling, general and administrative................        1,159,000             1,204,000
    Depreciation and amortization......................           22,000                32,000
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................    $   1,181,000        $    1,236,000
                                                               ---------             ---------

LOSS FROM OPERATIONS...................................         (274,000)              (92,000)
                                                                ---------             ---------
OTHER INCOME (EXPENSE):

   Other income........................................             -                  138,000
   Interest expense....................................          (20,000)              (41,000)
   Amortization of deferred debt discount,
     notes payable - other.............................          (12,000)                 -

                                                               ----------            ----------
                                                                ( 32,000)               97,000
                                                               ----------            ----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES........         (306,000)                5,000

PROVISION FOR INCOME TAXES.............................             -                   (2,000)
                                                              ----------             ----------

NET (LOSS) INCOME......................................    $    (306,000)       $        3,000
                                                              ==========            ==========


BASIC AND DILUTED (LOSS) INCOME PER SHARE..............    $     ( 0.01)        $         0.00
                                                                ========              ========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING.........................................       24,393,000            24,045,000
                                                              ==========            ==========


                    See accompanying notes to consolidated financial statements.


                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                 FOR THE
                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                              --------------
                                                                      2003                    2002
                                                                      ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income......................................     $   (306,000)          $       3,000
   Adjustments to reconcile net (loss) income to net
     cash used by operating activities:
       Provision for bad debts............................          125,000                    -
       Depreciation and amortization......................           48,000                  32,000
       Stock option compensation..........................            -                      57,000
       Interest paid with common stock....................            -                      25,000
       Amortization of deferred debt discount -
         notes payable - other............................           12,000                    -
   Changes in operating assets and liabilities
       Accounts receivable................................         (365,000)               (465,000)
       Inventory..........................................           64,000                  63,000
       Prepaid expenses...................................          (14,000)                 16,000
       Accounts payable...................................           97,000                  69,000
       Accrued expenses and other current liabilities.....          130,000                  19,000
                                                                  ----------              ----------
Total adjustments.........................................           97,000                (184,000)
                                                                  ----------              ----------
NET CASH (USED IN) OPERATING ACTIVITIES...................         (209,000)               (181,000)
                                                                  ----------              ----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
   Purchases of property and equipment....................          (29,000)                (43,000)
                                                                  ----------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdrafts.........................................         (39,000)                   -
   Proceeds from insurance settlement......................          11,000                    -
   Proceeds from convertible promissory notes..............             -                   641,000
   Debt issue costs........................................             -                   (95,000)
   Payment of long-term debt...............................         (11,000)                 (2,000)
   Payment of notes payable - asset acquisitions...........            -                   (100,000)
   Payment of notes payable - other........................            -                   (189,000)
   Proceeds from note payable - officer....................         277,000                    -
                                                                   --------                 --------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................         238,000                 255,000
                                                                   --------                 --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................            -                     31,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............           2,000                  54,000
                                                                  ---------                ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................   $       2,000          $       85,000
                                                               ============              ===========
Supplementary information:
 Cash paid during the period for:

   Interest................................................   $       2,000          $        2,000
                                                                ===========             ============


                    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The   consolidated   balance  sheet  as  of  December  31,  2003,  and  the
consolidated statements of operations and cash flows for the periods ended December 31, 2003 and 2002, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary to make the financial statements not misleading. The results of operations for the quarterly period ended December 31, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The consolidated financial statements include the accounts of Critical Home Care, Inc. and its wholly owned subsidiaries ("Critical" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial information included in this report has been prepared on the basis that the Company will continue as a going concern. At December 31, 2003, the Company had a working capital deficiency of $1,169,000, an accumulated deficit of $8,257,000 and had incurred a loss for the quarter of $306,000. The Company's recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.

     This report should be read in conjunction with the Company's financial statements included in the report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission on February 18, 2004 as well as the Company's other filings with the Securities and Exchange Commission.

     The business plan and growth strategy are dependent on working capital. Management has been aggressively seeking to raise additional capital through accounts receivable financing and private sector loans, but have been unable to secure such financing, other than a loan from a private individual for $250,000 on February 3, 2004. Currently, management is seeking to raise additional working capital from another private individual and other investor sources. If the Company is unable to secure this financing, as well as other financing of at least a combined total of $1,000,000, cash on hand and cash equivalents and funds from operations will not be sufficient to meet our working capital and capital expenditure needs for the next twelve months.

     If the Company is successful in securing capital, but fails to achieve revenue growth assumptions, the Company will have to raise further equity or debt financing and/or curtail certain expenditures contained in the current operating plans. Management cannot assure that our sales efforts or expense reduction programs will be successful, or that any additional financing will be available to the Company, or, if available, that the terms will be satisfactory. If the Company is not successful in raising additional capital or unable to generate sufficient cash flows to meet obligations as they come due and can not renegotiate the payment terms of the debt coming due in April through June 2004, the Company's financial condition and results of operations will be materially and adversely affected and the Company may not be able to continue to operate as a going concern. If the Company is successful in raising additional capital but fails to increase its revenue or reduce expenses, the Company's financial condition and results of operations may be materially and adversely affected and the Company may not be able to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.


NOTE 2 - DESCRIPTION OF BUSINESS


     On July 12, 2002, the Company acquired 100% of the common stock of Classic Healthcare Solutions, Inc. ("Classic"); on August 8, 2002, the Company acquired substantially all of the assets and business operations of Homecare Alliance, Inc. ("Alliance"); on September 13, 2002, the Company acquired substantially all of the assets and business operations of All Care Medical Products, Inc. ("All Care") and on September 26, 2002, the Company consummated a reverse acquisition with New York Medical, Inc. ("NYMI") and NYMI changed its name to Critical. The results of operations of acquired businesses have been included with those of the Company since the respective dates of acquisition.

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

     Critical is incorporated in Nevada and based on Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO's, PPO's and private pay. The Company had one payor source, Medicare, which accounted for more than 10% of its revenue during the quarters ended December 31, 2003 and 2002. Such revenue represented approximately 20% and 21% of the Company's revenues for the three months ended December 31, 2003 and 2002, respectively.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Impairment of Long-lived assets - The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows. During the fiscal year ended September 30, 2003, the Company recorded a goodwill impairment charge of $1,500,000. At September 30, 2003, the Company obtained an independent valuation from a third party and management concluded that no additional adjustment for impairment was required. Management believes that there is no additional goodwill impairment as of December 31, 2003.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


     Earnings (loss) per share - The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share" ("EPS") for computing and presenting earnings(loss) per share, which requires, among other things, dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options to acquire 1,013,100 and 325,000 common shares for the quarters ended December 31, 2003 and December 31, 2002, respectively, have not been considered in the computation of dilutive earnings per share since their effect would be antidilutive.


 STOCK BASED COMPENSATION

     The Company accounts for its stock option plan under SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net (loss) income and basic and diluted (loss) earnings per share as if the fair value-based method had been applied to all awards.



                                                                   For The Three Months Ended
                                                            ----------------------------------------
                                                            December 31, 2003      December 31, 2002
                                                            ----------------------------------------
 Net (loss) income as reported                              $    (306,000)        $      3,000
 Stock option compensation included in net (loss) income             -                  57,000
  Less: Total stock-based employee compensation expense
        determined under the fair value method, net of
        related tax effects                                        (3,000)             (99,000)
                                                             ---------------      ------------------
                     Pro Forma net loss                     $    (309,000)        $    (39,000)
                                                             ---------------      ------------------

 Net (loss) income per share:
 Basic and diluted (loss) income per share as reported      $       (0.01)        $       0.00
 Pro Forma basic and diluted loss per share                 $       (0.01)        $      (0.00)


NOTE 4 - LEGAL PROCEEDINGS

     In April 2003, Ruth Davis and Herman Davis (wife and husband) commenced a lawsuit in Nassau County Supreme Court against the Company's subsidiary, Classic Healthcare Solutions, Inc. ("Classic"). Plaintiff Mrs. Davis claims to have sustained injuries on September 15, 2002, from an alleged malfunction of the chair lift, which she acquired from Classic, and claims damages of $2,000,000. In addition, plaintiff Mr. Davis claims damages of $500,000 for loss of services.

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

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)


NOTE 5 - ISSUANCE OF SECURITIES

     During the three months ended December 31, 2002, the Company sold a total of $641,858 of convertible promissory notes (the "Notes") pursuant to a private placement (the "Private Placement") under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company's discretion and in November 2002 the Company elected to convert all such Notes into 641,858 shares of common stock. An additional 2,168 shares were issued as interest. The private placement terminated on February 28, 2003. As a result of the conversion price of $1.00 being less than the fair market value on the dates the notes were purchased, the Company recorded a non-cash debt discount and beneficial conversion feature charge of $666,000 in the quarter ended March 31, 2003.


NOTE 6 - NOTES PAYABLE

     In February 2003, the Company borrowed $475,000 from three unrelated parties. The notes payable to two of the three unrelated parties included five-year options to acquire an aggregate of 187,500 shares of the Company's common stock at $1.00 per share. Using the Black Scholes method of option valuation, these options were valued at $56,000 which amount was recorded as debt discount and is being amortized over the 14-month life of the notes (also, see Note 8). The charge for the three months ended December 31, 2003 was $12,000; the balance of $14,000 has been reflected as a discount to notes payable, other.


Notes payable at December 31, 2003 are summarized as follows:


Notes payable, other, issued between July 1, 2002 and September 19,
2002 pursuant to working capital loans provided by certain persons bearing interest at 8% to 12% per annum payable March 15, 2004 through May 31, 2004. These notes are secured by certain assets of
the Company.                                                               $163,000


Notes payable, other, issued in February 2003 pursuant to working
Capital loans provided by the three unrelated parties bearing interest at 5% per annum payable in April 2004. These notes are subject to certain acceleration provisions which require a prepayment in the event the
Company completes an equity financing in excess of $500,000.                475,000
(See Note 8)

Less discount:                                                              (14,000)
                                                                           ---------
                                                                           $461,000
                                                                           --------
                                                                           $624,000
                                                                           ========
Notes payable, officer, issued from May 2003 through December 2003 pursuant to working capital loans from the President of the Company bearing interest at 8% per annum and due in May 2004 through
December 2004.                                                             $654,000
                                                                           ========



                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)




Long Term:

Notes payable, asset acquisition, issued September 13, 2002
pursuant to the All Care Asset Acquisition Agreement as modified on April 16, 2003, bearing interest at 7% per annum and payable
August 15, 2005.                                                           $233,000
                                                                           ========

Note payable, officer, issued in January 2003 through December
2003 pursuant to working capital loans from the President of the
Company bearing interest at 8% and payable on October 16, 2005.            $ 50,000
                                                                           ========


NOTE 7 - Income Taxes

     As of December 31, 2003, the Company has net operating loss carryforwards of approximately $1,717,000 that will be available to offset future taxable income through the dates shown below:

                                 September 30,

                                     2022              $   220,000
                                     2023                1,191,000
                                     2024                  306,000
                                                        ----------
                                                       $ 1,717,000
                                                        ==========

     Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated deferred tax assets of approximately $1,100,000 as of December 31, 2003, have been offset by a corresponding valuation allowance.




NOTE 8 - SUBSEQUENT EVENTS

     On February 3, 2004, the Company entered into an Amended and Restated Promissory Note for a total of $500,000 (the "Restated Note") with Stephen Garchik, Trustee ("Garchik") and simultaneously executed a related stock option agreement and a registration rights agreement in favor of Garchik. The Restated
Note is comprised of $250,000 previously loaned to the Company in February 2003 and originally due in April 2004, and an additional $250,000, which was loaned to the Company on February 3, 2004.


     The stock option agreement provides Garchik with ten-year options to acquire 500,000 shares of the Company's common stock at $0.25 per share and all such options vested upon grant and the registration rights agreement provides Garchik with certain piggyback registration rights in the event that the Company files a registration statement. The Restated Note bears interest at Prime, as published in the Wall Street Journal (4% as of March 1, 2004), plus one and principal and all accrued interest is due June 30, 2004. Stock option compensation in the amount of approximately $125,000 will be amortized over the five-month period ending June 30, 2004 relative to this transaction.

     On February 1, 2004, the Company executed a sublease agreement covering 750 square feet of medical office space in Lake Success, New York. The annual rental is $33,000 and the lease terminates on February 29, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB filed on February 18, 2004 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

     The Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

     For the three months ended December 31, 2003, sales decreased by $370,000, or 22%, to $1,315,000 as compared to $1,685,000 in the three months ended December 31, 2002. The decrease is primarily attributable to a lack of sufficient working capital to purchase the product needed to maintain historical volume levels.

     Gross profit for the three months ended December 31, 2003 was 69%, a slight increase of 1% over the 68% recorded in the prior year comparable period. This was a result of the sales mix in both quarters being approximately the same.


     Selling, general and administrative expenses totaled $1,159,000 for the three months ended December 31, 2003 compared to $1,204,000 for the three months ended December 31, 2002. The net decrease of $ 45,000 consists primarily of a reduction of stock option compensation by $57,000 as no stock option compensation was incurred during the three months ended December 31, 2003; a reduction in advertising and marketing expenses of $15,000; a reduction of $13,000 in certain stock transfer and filing fees and rent and related occupancy expense reductions of approximately $27,000. The three months ended December 31, 2003 included a charge of $22,000 for commitment fees and due diligence fees paid to two potential asset based lenders and also included a provision for bad debts of $125,000. There was no comparable expense for either of these items in the three months ended December 31, 2002. A billing and collection service was contracted with on October 1, 2003. Start up, service and collection fees of approximately $104,000 for the new service were somewhat offset by reductions of approximately $86,000 in payroll and related expenses and the full savings impact is expected to be recognized in the next two quarters and beyond. In addition, there was a net decrease of approximately $98,000 in all other expenses.

     Interest expense was $20,000 for the three months ended December 31, 2003 as compared to $41,000 for the three months ended December 31, 2002. Interest expense incurred in the three months ended December 31, 2002 included $25,000 of amortization of deferred interest. The amount of interest payable in cash increased by $4,000 for the current year quarter due to higher average balances of outstanding debt.


     Amortization of deferred debt discount of $12,000 for the three months ended December 31, 2003 represents the amount of amortization for the quarter of the $56,000 fair value of stock options granted to certain noteholders as explained in Note 6 to the consolidated financial statements. Such amount is being amortized over the 14-month life of the related notes through April 2004.


Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries. At December 31, 2003, the Company had a working capital deficiency of $1,169,000, an accumulated deficit of $8,257

..000
and had incurred a loss for the quarter of $306,000.


     At December 31, 2003, the register cash balance remained the same as it was at the beginning of the period, however, the book overdraft of $39,000 reflected at September 30, 2003 has been eliminated. The Company's cash of $2,000 and estimated funds that will be generated from operations are not sufficient to both support current levels of operations for the next twelve months, as well as to pay current liabilities when due. The Company, therefore, is attempting to raise capital in order to meet all of its obligations. The Company had also instituted various payroll and expense reductions during the last half of the fiscal year ended September 30, 2003 and has taken further cost saving measures during the quarter ended December 31, 2003 including contracting with a billing and collection service organization in lieu of continuing such activities in the corporate office. The expected savings from using the billing and collection service should begin to have a positive impact in the quarters ending March 31, 2004 and June 30, 2004.

     The business plan and growth strategy are dependent on working capital. Management has been aggressively seeking to raise additional capital through accounts receivable financing and private sector loans, but have been unable to secure such financing, other than a loan from a private individual for $250,000 on February 3, 2004. In addition, during the quarter ended December 31, 2003, the President of the Company advanced a total of $277,000 for working capital. Currently, management is seeking to raise additional working capital from other private individuals and potential investor sources. If the Company is unable to secure financing of at least a combined total of $1,000,000, cash on hand and cash equivalents and funds from operations will not be sufficient to meet our working capital and capital expenditure needs for the next twelve months.



     If the Company is successful in securing capital, but fails to achieve revenue growth assumptions, the Company will have to raise further equity or debt financing and/or curtail certain expenditures contained in the current operating plans. Management cannot assure that our sales efforts or expense reduction programs will be successful, or that any additional financing will be available to the Company, or, if available, that the terms will be satisfactory. If the Company is not successful in raising additional capital or unable to generate sufficient cash flows to meet obligations as they come due and can not renegotiate payment terms of debt coming due in April through June 2004, the Company's financial condition and results of operations will be materially and adversely affected and the Company may not be able to continue to operate as a going concern. If the Company is successful in raising additional capital but fails to increase its revenue or reduce expenses, the Company's financial condition and results of operations may be materially and adversely affected and the Company may not be able to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of our President, who is also the Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2003.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         Please see Note 4 to the consolidated financial statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Subsequent to quarter end, on February 3, 2004, the Company entered into an Amended and Restated Promissory Note for a total of $500,000 (the "Restated Note") with Stephen Garchik, Trustee ("Garchik") and simultaneously executed a related stock option agreement and a registration rights agreement in favor of Garchik. The Restated Note is comprised of $250,000 previously loaned to the Company in February 2003 and originally due in April 2004, and an additional $250,000, which was loaned to the Company on February 3, 2004.

     The stock option agreement provides Garchik with ten-year options to acquire 500,000 shares of the Company's common stock at $0.25 per share and all such options vested upon grant and the registration rights agreement provides Garchik with certain piggyback registration rights in the event that the Company files a registration statement. The Restated Note bears interest at Prime, as published in the Wall Street Journal (4% as of March 1, 2004), plus one and principle and all accrued interest is due June 30, 2004. (See Note 8 to the consolidated financial statements)

     The issuances of the Note and the stock option agreement were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

     10.8 Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord

     31.1 Certification  of  the  Chief  Executive   Officer  required  by  rule
          13a-14(a) or rule 15d-14(a)

     31.2 Certification  of  the  Chief  Financial   Officer  required  by  rule
          13a-14(a) or rule 15d-14(a)

     32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 206 of the Sarbanes-Oxley Act of 2002

     32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 206 of the Sarbanes-Oxley Act of 2002



(B)      REPORTS ON FORM 8-K

                         NONE

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL HOME CARE, INC.
March 9, 2004

         By:     /s/ David S. Bensol                /s/ Eric S. Yonenson
                 -------------------               ---------------------
                 David S. Bensol                   Eric S. Yonenson
                 Chief Executive Officer           Chief Financial Officer