Form 10QSB
period 2004-03-31
CRITICAL HOME CARE INC
filed 2004-06-14
CIK 1071941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 8, 2004, Common Stock, $0.001 par value, 78,183,351 shares outstanding


Transitional Small Business Disclosure Format (Check one): Yes [    ]   No [ X ]



                     CRITICAL HOME CARE, INC. AND SUBSIDIARIES


                                      INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
     Unaudited Consolidated Balance Sheet as of
       March 31, 2004............................................   1
     Unaudited Consolidated Statements of Operations
       For The Three Months Ended March 31, 2004
       and March 31, 2003........................................   2
     Unaudited Consolidated Statements of Operations
       For The Six Months Ended March 31, 2004
       and March 31, 2003........................................   3
     Unaudited Consolidated Statements of Cash Flows
       For The Six Months Ended March 31, 2004
       and March 31, 2003........................................   4
     Notes to Unaudited Consolidated Financial Statements........   5-13

   Item 2. Management's Discussion and Analysis or
           Plan of Operation ....................................   13-16
   Item 3. Controls and Procedures...............................   16

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings ....................................   16
   Item 2. Changes in Securities and Use of Proceeds.............   16-17
   Item 3. Defaults Upon Senior Securities.......................   17
   Item 4. Submission of Matters to a Vote of Security
           Holders...............................................   17-18
   Item 5. Other Information ....................................   18
   Item 6. Exhibits and Reports on Form 8-K......................   18

           Signatures............................................   19
           Certifications........................................   20-23

ITEM 1
                  CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                                                                  March 31,
                                                                                    2004
                                                                                 ------------
                                                                                 (unaudited)
                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents.................................................  $       75,000
   Accounts receivable, net of allowance for
       doubtful accounts of $818,000.........................................         855,000
   Inventory.................................................................         262,000
   Prepaid expenses and other current assets.................................         364,000

                                                                                  -----------

       TOTAL CURRENT ASSETS..................................................       1,556,000
                                                                                  -----------

PROPERTY AND EQUIPMENT - NET.................................................         604,000
SECURITY DEPOSITS............................................................          37,000
                                                                                  -----------

       TOTAL ASSETS.......................................................... $     2,197,000
                                                                                  ===========
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable...........................................................$       637,000
   Accrued expenses and other current liabilities.............................        231,000
   Current portion of long term debt..........................................          8,000
   Loan payable - bridge loan.................................................      1,500,000
   Notes payable - asset acquisition..........................................        233,000
   Notes payable - other, net of discount of $2,000..........................         223,000
   Notes payable - officer...................................................         654,000
                                                                                    ---------
       TOTAL CURRENT LIABILITIES..............................................      3,486,000
                                                                                    ---------
LONG-TERM DEBT

   Note payable - officer.....................................................         50,000
   Other, net of current portion..............................................         15,000
                                                                                   ----------
TOTAL LONG TERM DEBT..........................................................         65,000
                                                                                   ----------
TOTAL LIABILITIES.............................................................      3,551,000
                                                                                   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.25 par value, 5,000,000 shares authorized, none issued and outstanding
   Common stock, $0.25 par value; 100,000,000 shares authorized;
        24,603,000 shares issued and outstanding..............................      6,151,000
   Additional paid-in capital.................................................      3,525,000
   Accumulated deficit........................................................    (11,030,000)
                                                                                    ----------
       TOTAL STOCKHOLDERS' DEFICIT.............................................    (1,354,000)
                                                                                    ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............................  $   2,197,000
                                                                                   ===========


                       See accompanying notes to consolidated financial statements.


                    CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                           FOR THE
                                                                      THREE MONTHS ENDED
                                                                           March 31,
                                                                     -------------------
                                                                  2004                 2003
                                                                  ----                 ----



NET SALES..............................................     $    696,000        $    1,510,000
COST OF GOODS SOLD.....................................          235,000               434,000
                                                              ----------              ---------
GROSS PROFIT...........................................          461,000             1,076,000

OPERATING EXPENSES:
    Selling, general and administrative................          935,000             1,474,000
    Depreciation and amortization......................           22,000                23,000
    Impairment of goodwill.............................        1,857,000                   -
    Impairment of other intangibles....................           70,000                   -
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................        2,884,000             1,497,000
                                                               ---------             ---------

LOSS FROM OPERATIONS...................................       (2,423,000)             (421,000)
                                                              ----------             ----------
OTHER EXPENSE:

   Interest expense....................................         (115,000)              (21,000)
   Amortization of debt discount and
     deferred financing costs..........................              -                (666,000)
   Amortization of deferred debt discount,
     notes payable - other.............................         (233,000)               (6,000)

                                                              ----------             ----------
                                                                (348,000)             (693,000)
                                                              ----------             ----------

LOSS BEFORE PROVISION FOR INCOME TAXES.................       (2,771,000)           (1,114,000)

PROVISION FOR INCOME TAXES.............................             -                     -
                                                              ----------             ----------

NET LOSS...............................................    $  (2,771,000)        $  (1,114,000)
                                                              ==========            ==========


BASIC AND DILUTED LOSS PER SHARE.......................    $     ( 0.11)         $       (0.05)
                                                              ==========            ==========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING.........................................       24,539,000            24,380,000
                                                              ==========            ==========


                    See accompanying notes to consolidated financial statements.



                   CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                           FOR THE
                                                                        SIX MONTHS ENDED
                                                                           March 31,
                                                                     -------------------
                                                                  2004                 2003
                                                                  ----                 ----



NET SALES..............................................     $  2,011,000        $    3,195,000
COST OF GOODS SOLD.....................................          643,000               982,000
                                                              ----------              ---------
GROSS PROFIT...........................................        1,368,000             2,213,000

OPERATING EXPENSES:
    Selling, general and administrative................        2,091,000             2,680,000
    Depreciation and amortization......................           43,000                48,000
    Impairment of goodwill.............................        1,857,000                  -
    Impairment of other intangibles....................           70,000                  -
                                                                --------              ---------

      TOTAL OPERATING EXPENSES.........................        4,061,000             2,728,000
                                                               ---------             ---------

LOSS FROM OPERATIONS...................................       (2,693,000)             (515,000)
                                                                ---------             ---------
OTHER INCOME (EXPENSE):

   Other income........................................             -                  138,000
   Interest expense....................................         (139,000)              (62,000)
   Amortization of debt discount and
     deferred financing costs     .....................              -                (666,000)
   Amortization of deferred debt discount,
     notes payable - other.............................         (245,000)               (6,000)

                                                               ----------            ----------
                                                                (384,000)             (596,000)
                                                               ----------            ----------

LOSS BEFORE PROVISION FOR INCOME TAXES.................       (3,077,000)           (1,111,000)

PROVISION FOR INCOME TAXES.............................             -                     -
                                                              ----------             ----------

NET LOSS...............................................    $  (3,077,000)        $  (1,111,000)
                                                              ==========            ==========


BASIC AND DILUTED LOSS PER SHARE.......................    $     ( 0.13)         $       (0.05)
                                                              ==========            ==========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING.........................................       24,467,000            24,119,000
                                                              ==========            ==========


                    See accompanying notes to consolidated financial statements.


                                               CRITICAL HOME CARE, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                  FOR THE
                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                              --------------
                                                                      2004                    2003
                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...............................................    $  (3,077,000)          $  (1,111,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for bad debts............................          125,000                 304,000
       Depreciation and amortization......................           96,000                  64,000
       Interest paid with common stock....................           84,000                  50,000
       Stock option compensation..........................              -                   114,000
       Amortization of debt discount and
         deferred financing costs.........................              -                   666,000
       Amortization of deferred debt discount
         notes payable - other/bridge loan................          245,000                   6,000
       Impairment of goodwill.............................        1,857,000                   -
       Impairment of other intangibles                               70,000                   -
   Changes in operating assets and liabilities
       Accounts receivable................................         ( 87,000)               (701,000)
       Inventory..........................................            4,000                 329,000
       Prepaid expenses and other current assets..........           23,000                 (92,000)
       Deposits...........................................         (  7,000)                   -
       Accounts payable...................................         (148,000)                259,000
       Accrued expenses and other current liabilities.....          (85,000)                 (5,000)
                                                               ------------              -----------
Total adjustments.........................................        2,177,000                 994,000
                                                               ------------              -----------
NET CASH USED IN OPERATING ACTIVITIES.....................         (900,000)               (117,000)
                                                               ------------              -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of property and equipment....................          (75,000)               (255,000)
   Deposit for Acquisition................................         (300,000)                   -
                                                               ------------              -----------
NET CASH USED IN INVESTING ACTIVITIES                              (375,000)               (255,000)
                                                               ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdrafts.........................................         (39,000)                   -
   Proceeds from insurance settlement......................          11,000                    -
   Proceeds from convertible promissory notes..............             -                   666,000
   Debt issue costs........................................             -                   (81,000)
   Proceeds from notes payable - other.....................         274,000                 475,000
   Proceeds from bridge loan...............................       1,500,000                     -
   Proceeds from notes payable - officer                            277,000                  50,000
   Payment of long-term debt...............................         (12,000)                 (4,000)
   Payment of notes payable - asset acquisitions...........            -                   (200,000)
   Payment of notes payable - other........................        (663,000)               (241,000)
                                                               ------------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................       1,348,000                 665,000
                                                               ------------              -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................          73,000                 293,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............           2,000                  54,000
                                                               ------------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................   $      75,000          $      347,000
                                                               ============              ===========
Supplementary information:
Cash paid during the
period for:

   Interest................................................   $     35,000          $         2,000
                                                               ===========             ============

                    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations and cash flows for the periods ended March 31, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and without audit. These interim financial statements include all adjustments, which management considers necessary to make the financial statements not misleading. The results of operations for the three and six-months ended March 31, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.

     The consolidated financial statements include the accounts of Critical Home Care, Inc. and its wholly owned subsidiaries (collectively "Critical" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     This report should be read in conjunction with the Company's financial statements included in the report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission on February 18, 2004 as well as the Company's other filings with the Securities and Exchange Commission including, but not limited to, its current Report on Form 8-K filed on May 24, 2004.

     The consolidated financial information included in this report has been prepared on the basis that the Company will continue as a going concern. At March 31, 2004, the Company had a working capital deficiency of $1,930,000, an accumulated deficit of $11,030,000 and had incurred net losses for the three and six months ended March 31, 2004 of $2,771,000 and $3,077,000, respectively. The Company's recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.

     The Company's business plan and growth strategy are dependent on working capital. Management has been aggressively seeking to raise additional capital through accounts receivable financing and private sector loans and obtained a loan of $250,000 from a private individual on February 3, 2004, and a bridge loan of $1,500,000 on March 11, 2004 (see Note 6). On May 7, 2004, the Company completed a total of $8,000,000 of a Regulation D Private Placement (the "Offering"). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement Agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% sales commission, and reimbursement of out-of-pocket expenses. The Company advanced $5 million of the net proceeds to complete the RKDA Merger described in Note 2 below;
approximately $164,000 of the proceeds was used for the repayment of indebtedness and the balance for working capital.



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

     For accounting purposes, the transaction between NYMI and Critical was considered, in substance, a capital transaction rather than a business combination and has been accounted for under the purchase method of accounting since the former shareholders of Critical owned a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI was recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Critical is incorporated in Nevada and based on Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company's equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO's, PPO's and private pay. The Company had one payor source, Medicare, which accounted for more than 10% of its revenue during the three and six months ended March 31, 2004 and 2003. Such revenue represented approximately 20% and 21% of the Company's revenues for the three months ended March 31, 2004 and 2003, respectively, and 20% and 16% for the six months ended March 31, 2004 and 2003 respectively.

     On May 4, 2004, following an Annual Meeting of Stockholders, the Company amended and restated its Articles of Incorporation to:

(i) amend the par value and increase the number of authorized Shares of Common Stock to 150,000,000, $.001 par value per share, from 100,000,000, $.25 par value per share;

(ii) authorize the issuance of serial preferred stock consisting of 5,000,000 shares, $.001 par value per share; and

(iii) eliminate preemptive rights. (See Part II. Item 4)


     On May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into RKDA, Inc. (the "RKDA Merger") a recently formed Michigan corporation. RKDA's assets consist of all the capital stock of Arcadia Services, Inc. and the membership interests of SSAC, LLC d/b/a Arcadia Rx (collectively "Arcadia"). RKDA acquired Arcadia Services, Inc. on May 7, 2004, pursuant to a stock purchase agreement by and among RKDA, Arcadia, Addus Healthcare, Inc. and W.Andrew Wright.

     The Company is in the process of determining whether the RKDA Merger will be accounted for as a reverse acquisition due to the change in control of Critical whereby Messrs. John E. Elliott II and Lawrence R. Kuhnert now control the Board of Directors. If it is concluded that the transaction should be accounted for as a reverse merger, the consolidated operations of RKDA would be reflected as the historical operations of the ongoing entity. Some of the factors relevant to the determination are as follows: Elliott, Kuhnert and a nominee to be named by them will hold three of the five seats on the board and by operation of a certain voting agreement, they control the vote of a sufficient number of shares, in addition to their own, that would result in them being able to elect a majority of the Board of Directors. The voting agreement will stay in effect until the earlier of (a) the date on which the combined ownership of the Company held by Elliott and Kuhnert is reduced to less than 10%, (b) the date on which neither Elliott nor Kuhnert are executive officers of the Company, or (c) the expiration of the maximum period permitted by law.



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Earnings (loss) per share - The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 128, "Earnings per Share" ("EPS") for computing and presenting earnings(loss) per share, which requires, among other things, dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options to acquire 1,763,100 and 325,000 common shares as at March 31, 2004 and March 31, 2003, respectively, have not been considered in the computation of dilutive earnings per share since their effect would be antidilutive.

     Inventories - The Company for interim accounting purposes calculates and adjusts its inventory pursuant to a review of its historical gross profit percentages.

 STOCK BASED COMPENSATION

     The Company accounts for its stock option plan under SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.


                                                                  For The Three Months Ended
                                                            ----------------------------------------
                                                             March 31, 2004      March 31, 2003
                                                            ----------------------------------------
 Net loss as reported                                       $  (2,771,000)        $ (1,114,000)
 Stock option compensation included in net loss                     -                   57,000
  Less: Total stock-based employee compensation expense
        determined under the fair value method, net of
        related tax effects                                       ( 5,000)            ( 68,000)
                                                             ---------------      ------------------
                               Pro Forma net loss           $  (2,776,000)        $ (1,125,000)
                                                             ---------------      ------------------

 Net loss per share:
 Basic and diluted loss per share as reported               $       (0.11)        $      (0.05)
 Pro Forma basic and diluted loss per share                 $       (0.11)        $      (0.05)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                   For The Six Months Ended
                                                            ----------------------------------------
                                                             March 31, 2004      March 31, 2003
                                                            ----------------------------------------
 Net loss as reported                                       $  (3,077,000)        $ (1,111,000)
 Stock option compensation included in net loss                     -                  114,000
  Less: Total stock-based employee compensation expense
        determined under the fair value method, net of
        related tax effects                                       ( 9,000)            (135,000)
                                                             ---------------      ------------------
                               Pro Forma net loss           $  (3,086,000)        $ (1,132,000)
                                                             ---------------      ------------------

 Net loss per share:
 Basic and diluted loss per share as reported               $       (0.13)        $      (0.05)
 Pro Forma basic and diluted loss per share                 $       (0.13)        $      (0.05)


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

     The lawsuit was resolved by the insurance carrier on June 2, 2004. The Company will have no monetary exposure for any payments either presently or in the future, based upon the settlement.


NOTE 5 - ISSUANCE OF SECURITIES

     During the six months ended March 31, 2003, the Company sold a total of $666,000 of convertible promissory notes (the "Notes") pursuant to a private placement (the "Private Placement") under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company's discretion and from November 2002 through February 2003, the Company elected to convert all such Notes into 666,000 shares of common stock. An additional 2,168 shares were issued as interest. The private placement terminated on February 28, 2003. As a result of the conversion price of $1.00 being less than the fair market value on the dates the notes were purchased, the Company recorded a non-cash debt discount and beneficial conversion feature charge of $666,000 in the quarter ended March 31, 2003.

     On January 28, 2004, the Company agreed to issue 210,000 shares of its common stock to the Rubin Family Irrevocable Trust, a lender to the Company, in consideration for numerous extensions of the maturity date of its loan. The shares were valued at $0.40 per share and $84,000 was therefore charged to interest expense during the three months ended March 31, 2004. The debt was repaid in full on March 24, 2004, and the shares were issued as of March 31, 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - NOTES PAYABLE

     In February 2003, the Company borrowed $475,000 from three unrelated parties. The notes payable to two of the three unrelated parties included five-year options to acquire an aggregate of 187,500 shares of the Company's common stock at $1.00 per share. Using the Black Scholes method of option valuation, these options were valued at $56,000 which amount was recorded as debt discount and is being amortized over the 14-month life of the notes and the charge for the three and six months ended March 31, 2004 was $12,000 and $24,000, respectively, and the balance of $2,000 has been reflected as a discount to notes payable, other. Additionally, during February 2004 the Company received an additional $250,000 from one of the above unrelated parties who received ten-year options to acquire an aggregate of 500,000 shares of the Company's common stock at $0.25 per share. Using the Black Scholes method of option valuation, these options were valued at $200,000 which amount was recorded as debt discount and was expensed in this quarter since the note was paid in full, prior to March 31, 2004 (See Note 8). The balance of Notes payable, other of $223,000 is described below.

Notes payable at March 31, 2004, are summarized as follows:

Notes payable, bridge loan made to the Company on March 11, 2004, evidenced by a 12% Subordinated Promissory Note due June 12, 2004,
unless prepaid. If the note is repaid before maturity date the Company shall pay a 1% termination fee to the lender. The bridge
lender received warrants to purchase 250,000 shares of the Company's
Common Stock exercisable for 7 years at $0.50 per share.  Using the
Black Scholes method of option valuation, these options were valued at $94,000 which amount is being amortized over the life of the bridge loan. The amount of amortization expense recorded for the three and six months ended March 31, 2004 was $21,000, (See Note 1). As at June 9,
2004 the Promissory Note due June 12, 2004 is in the process of being
re-negotiated.                                                          $ 1,500,000

                                                                         ==========



Notes payable, other, issued in February 2003 pursuant to working capital loans provided by two unrelated parties bearing interest at 5% per annum payable in April 2004. The note for $75,000 was paid in full in April 2004 and the other Note is presently being
renegotiated.                                                          $   225,000

Less discount:                                                             ( 2,000)
                                                                          ---------
                                                                        $   223,000
                                                                          =========


Notes payable, officer, issued from May 2003 through December 2003 pursuant to working capital loans from the President of the Company bearing interest at 8% per annum and due in May 2004 through
December 2004. Of this amount, $150,000 was converted into equity
in May 13, 2004, at $0.25 per share.(See Note 10)                       $   654,000
                                                                           ========

Notes payable, asset acquisition, issued September 13, 2002
pursuant to the All Care Asset Acquisition Agreement as modified on April 16, 2003, bearing interest at 7% per annum and payable
August 15, 2005. This debt was re-negotiated and paid in full
during May 2004.                                                        $   233,000
                                                                           ========
Long Term:

Note payable, officer, issued in February 2003 pursuant to a working capital loan from the President of the Company bearing interest at 8%
and payable October 16, 2005.                                           $    50,000
                                                                           ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Notes payable, other issued during February 2004 for the purchase of a delivery vehicle is payable in monthly installments of $665 including interest at 7.3% per annum maturing in March 2007 and secured by the
delivery vehicle.                                                        $   23,000

                                                 Less: Short-term portion    (8,000)
                                                                          ---------
                                                                         $   15,000
                                                                          =========

NOTE 7 - Income Taxes

     As of March 31, 2004, the Company has net operating loss carryforwards ("NOLs") of approximately $2,610,000, which may be available to reduce taxable income if any. These NOLs expire through 2024. However Internal Revenue Code
Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company's NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOL's.

     Tax benefits from the utilization of NOL's will be recorded at such time and to such extent, they are more likely than not to be realized. As such, the resulting estimated deferred tax assets of approximately $1,300,000 as of March 31, 2004, have been offset by a corresponding valuation allowance.


NOTE 8 - Stock Option Information

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


     The stock option agreement provides Garchik with ten-year options to acquire 500,000 shares of the Company's common stock at $0.25 per share and all such options vested upon grant and the registration rights agreement provides Garchik with certain piggyback registration rights in the event that the Company files a registration statement. The Restated Note bears interest at Prime, as published in the Wall Street Journal plus 1% and principal and all accrued interest was due June 30, 2004. The restated note and all accrued interest were paid in full on March 12, 2004 from the proceeds of the $1,500,000 bridge loan described in Note 6 above. Deferred debt discount in the amount of $200,000 relative to this transaction was expensed in the three month period ended March 31, 2004, since the loan and repayment took place during the quarter.


NOTE 9 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

     SFAS 142 - "Goodwill and Other Intangible Assets", requires that an impairment test for goodwill and other intangible assets be performed in two steps, (i) determine impairment based upon fair valve of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of the goodwill. Due to continued losses realized by the All Care Medical Products division, closing of a store location, continued cash flow difficulties and the loss of key sales employees, during the period management determined that a $1,857,000 impairment charge, representing the remaining carrying value of the goodwill, be recorded during the quarter ended March 31, 2004. Additionally, the Company recorded a charge for the impairment of other intangibles in the amount of $70,000 (covenant not to compete) relative to the All Care Medical Products asset acquisition, since this asset has no future benefit. This amount was charged to expense during the quarter ended March 31, 2004.

                    NOTES TO CONSOLIDATED FINNCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - SUBSEQUENT EVENTS

     RKDA MERGER, CHANGE IN CONTROL OF THE BOARD OF DIRECTORS AND PRIVATE PLACEMENT


     On May 10, 2004, the Company, CHC Sub, Inc., a wholly-owned subsidiary of the Company, John E. Elliott, II, Lawrence R. Kuhnert, and David S. Bensol consummated the Agreement and Plan of Merger under which CHC Sub, Inc., merged with and into RKDA, Inc. The purchase price paid was 21,300,000 shares of Critical common stock and 1,000,000 seven-year class A warrants exercisable at $0.50 per share. Bensol contributed 1,300,000 shares of common stock owned by him back to the Company as part of this transaction. RKDA's assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interests of SSAC, LLC d/b/a Arcadia Rx. (collectively "Arcadia"). RKDA had acquired Arcadia Services, Inc. immediately prior to the closing of the RKDA Merger. The Company also advanced $5,000,000 to RKDA which was used to pay a portion of the cash purchase price of Arcadia Services, Inc. The cash was part of a total of $8,245,000 raised in a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated. The offering also included seven year warrants to buy 3,298,000 common shares of stock at an exercise price of $0.50 per share. The Placement Agent received a 10% sales commission, reimbursement for out-of-pocket expenses and seven year warrants to purchase 2,298,000 shares of the Company's common stock exercisable on a cashless basis at $0.50 per share. Proforma financial information has not been provided since financial information for Arcadia is not available at this time.

     Arcadia Services, Inc., is a national provider of staffing and home care services currently operating in 22 states with annual revenues of approximately $75,000,000. Arcadia operates through 56 affiliated and 18 company-owned offices. Arcadia's medical staffing includes registered nurses, licensed practical nurses, certified nursing assistants, respiratory therapists, technicians and medical assistants. Its non-medical staffing includes light industrial, clerical and technical personnel. Arcadia's home care staffing includes personal care aides, home care aides, homemakers and companions. Arcadia also offers physical therapists, occupational therapists, speech pathologists, and medical social workers. Arcadia Rx is a mail service pharmacy based in Paducah, Kentucky with annual revenues of approximately $3,000,000.

     Dr. Barbara Levine and Mr. Bradley Smith resigned as directors leaving Mr. David S. Bensol and Mitchell Cooper as the remaining original directors of the Company. Messrs. Elliott and Kuhnert became Chief Executive Officer and Chief Operating Officer, respectively, and were elected to the Company's Board of Directors and have the right to elect a director of their choosing which will result in three directors out of five being under the control of Elliott and Kuhnert and therefore a change in control of the Company's Board of Directors has occurred.


     John E. Elliott, II, Lawrence Kuhnert and David S. Bensol have escrowed 6 million, 4 million and 2 million shares of Critical Home Care, Inc., common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the "Escrow Shares"). Fifty (50%) percent of the Escrow Shares will be released from escrow in each of the next two 12 month periods, if RKDA, in the case of Elliott and Kuhnert, and the Company, in the case of Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9.7 million and for 12 month period ending March 31, 2007, an Adjusted EBITDA of $12.5 million. Alternatively, the Escrow Shares shall be released in 2007 if RKDA, in the case of Elliott and Kuhnert, and the Company, in the case of Bensol, obtains an Adjusted EBITDA for the two 12 month periods ending March 31, 2007 of at least $22.2 million. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company's, in the case of Bensol, and RKDA's, in the case of Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less for both fiscal periods. Nevertheless, twenty (20%) percent of the Escrow Shares (2.4 million shares) will be released if the Company's Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any consecutive 45 day period is at least $1.00 per share, even if the EBITDA thresholds are not met.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     COMERICA BANK CREDIT AGREEMENT

     On May 7, 2004, Arcadia Services, Inc and three wholly owned-subsidiaries entered into a loan Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006. The initial advance on May 7, 2004, was in the amount of $11.5 million. The initial advance was immediately distributed up to RKDA, Inc. to fund a portion of the purchase price of the capital stock of Arcadia by RKDA from the seller. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank security interests in all of their assets and the seller subordinated $500,000 of indebtedness of Arcadia to Arcadia's indebtedness to Comerica Bank. RKDA and its former principals, Elliott and Kuhnert, each executed a personal guaranty to Comerica Bank over all indebtedness of Arcadia and its subsidiaries.

     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar-based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia capital stock pledge such stock to Comerica Bank, and along with Elliott and Kuhnert, to customary negative covenants.

     EMPLOYMENT AGREEMENTS

     Elliott, Kuhnert, and Bensol entered into substantially similar Employment Agreements on May 7, 2004, as Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one-year periods unless terminated on three months' prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Elliott, Kuhnert, or Bensol's Employment Agreement is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined) then such executive shall receive twice his base salary. Upon a change in control, other than the RKDA Merger, if the executive is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year. Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment.

     Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be executed by Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason.


     SETTLEMENT OF CERTAIN LIABILITIES


     On April 21, 2004, David S. Bensol transferred 250,000 shares of his common stock of the Company to Global Asset Management, LLC ("Global"). Global is an affiliate of Rockwell Capital Partners, LLC ("Rockwell") and of Vertical Capital Partners, Inc. ("Vertical") with whom the Company had a financial consulting agreement dated November 15, 2002 and amended on April 10,2003, payable at the rate of $ 10,000 per month through October 2005. The shares were in consideration of Rockwell and Vertical canceling such agreement, and any prior agreements. The shares are not registered but do carry registration rights that call for a registration statement to be filed within 90 days of April 21, 2004.

     In May 2004, David S. Bensol, Robert Rubin, and Kenneth Orr, two other founding shareholders, each agreed to contribute or cause affiliates to contribute 200,000 shares of their Critical common stock to Cleveland Overseas, Ltd. ("Cleveland") in full payment of the Company's $150,000 debt to Cleveland which matured on April 30, 2004, and in exchange for the release of their personal guarantees and stock pledges to Cleveland. In addition, the Company reduced the exercise price to Cleveland of a 7 year warrant to acquire 100,000 common shares to $0.50 per share. Upon completion of this pending transaction the Company's debt to Cleveland, consisting of $150,000 principal and $8,000 of accrued interest will be considered paid in full.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     On May 7, 2004, David S. Bensol transferred 350,000 shares to Luigi Piccione ("Piccione"), the seller of the assets of All Care Medical Products, Inc., pursuant to a settlement agreement which provided for the payment to Piccione of the shares and $164,000 in cash from the Company. In return, Piccione cancelled the remaining 36 months of the lease on the Patchogue facility and agreed to a month to month tenancy and agreed to a reduction of $82,500 in the amount due on the original acquisition promissory note and accrued interest which would then be considered paid in full. Piccione also terminated his existing consulting agreement for $150,000 annually plus certain benefits and accepted a new agreement which calls for annual payments of $24,000 through September 2007 and the payment of certain health insurance and other benefits.

     On May 13, 2004, David S. Bensol converted $150,000 of his debt into 600,000 shares of the Company's common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company's May 7, 2004 Offering (defined below), pursuant to a resolution of the Board of Directors on May 4, 2004.


   EMPLOYEE STOCK PURCHASES

     On May 25, 2004, the Company entered into separate Agreements with certain managerial employees of Arcadia Services, Inc., Cathy Sparling, Lakshumanan Sundaram, Barbara Gay and Phyllis Pheeney, that entitled Sparling, Sundaram and Gay to each purchase 200,000 shares of Company common stock at $0.25 per share and Phenney to purchase 240,000 shares of Company common stock at $0.25 per share. Pursuant to the terms of the Subscription Agreements, each of the subscribers have a period of fifteen days to rescind the purchase and receive a refund of the entire purchase price.


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

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our current report on Form 8-K filed on May 24, 2004, our Annual Report on Form 10-KSB filed on February 18, 2004 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

     The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31,2003.

     For the three months ended March 31, 2004, sales decreased by $814,000, or 54%, to $696,000 as compared to $1,510,000 in the three months ended March 31, 2003. The decrease is primarily attributable to a lack of sufficient working capital to purchase the products needed to maintain historical volume levels, and additionally the loss of sales and professional staff who have left the Company.

     Gross profit for the three months ended March 31, 2004 was 66.0%, a decrease of 5.3% over the 71.3% recorded in the prior year comparable period. This was a result of the sales mix in the quarter being different, which is attributable to the durable medical equipment ("DME") rentals being a higher percentage of sales and such revenue generates a somewhat higher gross profit than other sales, in the quarter ended March 31, 2003.


     Selling, general and administrative expenses totaled $935,000 for the three months ended March 31, 2004 compared to $1,474,000 for the three months ended March 31, 2003. The net decrease of $539,000, or 37%, consists of a non-cash charge for stock option compensation of $57,000 during the three months ended March 31, 2003, as no stock option compensation was incurred during the quarter ended March 31, 2004, a reduction in professional fees and other related expenses of $68,000; and a reduction of $39,000 in rent and related occupancy expense. Additionally, the three months ended March 31, 2003 included a charge of $57,000 for commitment fees and due diligence fees paid to a potential asset based lender and also included a provision for bad debts of $304,000. There was no comparable expense for either of these items in the three months ended March 31, 2004. However during the quarter ended March 31, 2004, the Company paid commissions for raising of capital of $25,000. A billing and collection service was contracted on October 1, 2003. The net savings for the use of this service as compared to the payroll and related expenses was $77,000. In addition, there was a net increase of approximately $38,000 in all other expenses.


     Interest expense was $115,000 for the three months ended March 31, 2004 as compared to $21,000 for the three months ended March 31, 2003. Interest expense incurred in the three months ended March 31, 2004 included $84,000 of interest paid with the issuance of common stock. Interest expense incurred in the three months ended March 31, 2003 included $25,000 of amortization of deferred interest. The amount of net interest paid in cash increased by $33,000 for the quarter ended March 31, 2004 due to the payment of interest on outstanding loans to investors from additional debt which was raised (bridge loan) during the three months ended March 31, 2004. Additionally the increase of interest expense during the quarter ended March 31, 2004 as compared to March 31, 2003 was due to the higher average balances of outstanding debt during the current year.

     Amortization of deferred debt discount of $233,000 and $6,000 for the three months ended March 31, 2004 and March 31, 2003, respectively, represents the amount of amortization for the quarters of $294,000 and $56,000, respectively, the fair value of stock options and warrants granted to certain noteholders as explained in Note 6 to the consolidated financial statements. Such amounts were expensed during the quarter as the loan was received and repaid during the quarter ended March 31, 2004 and the bridge loan is being amortized over the period March 11, 2004 through June 12, 2004 the life of the promissory note. Loans received during the quarter ended March 31, 2003 were being amortized over the 14-month life of the related notes through April 2004.

     The Company reviews it long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 142 requires that an impairment test for goodwill and other intangible assets be performed in two steps, (i) determine impairment based upon fair valve of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of the goodwill. Due to continued losses realized by the All Care Medical Products division, closing of a store location, continued cash flow difficulties and the loss of key sales employees, during the period management determined that a $1,857,000 impairment charge, representing the remaining carrying value of the goodwill, be recorded during the quarter ended March 31, 2004. Additionally, the Company recorded a charge for the impairment of other intangibles in the amount of $70,000 (covenant not to compete) relative to the All Care Medical Products asset acquisition, since this asset has no future benefit. This amount was charged to expense during the quarter ended March 31, 2004. (See Note 3)

     The Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31,2003.

     For the six months ended March 31, 2004, sales decreased by $1,184,000, or 37%, to $2,011,000 as compared to $3,195,000 in the six months ended March 31, 2003. The decrease is primarily attributable to a lack of sufficient working capital to purchase the product needed to maintain historical volume levels, additionally the loss of sales, from professional staff who have left the Company.

     Gross profit for the six months ended March 31, 2004 was 68%, a slight decrease of 1% from the 69% recorded in the prior year comparable period. This was a result of the sales mix in both six month periods being relatively the same. Even though during the quarter there was a decline in our durable medical equipment ("DME") rentals and such revenue generates somewhat higher gross profit than other sales.

     Selling, general and administrative expenses totaled $2,091,000 for the six months ended March 31, 2004 compared to $2,680,000 for the six months ended March 31, 2003. The net decrease of $589,000, or 22%, consists of a non-cash charge for stock option compensation of $114,000 as no stock option compensation was incurred during the six months ended March 31, 2004, a reduction in professional fees and other related expenses of $116,000; a reduction of $54,000 in rent and related occupancy expense. Additionally during the six months ended March 31, 2004 there were charges for commitment fees and bad debt provisions of $26,000 and $57,000 respectively as compared with $125,000 and $304,000, during the six months ended March 31, 2003. The commitment fees and due diligence fees paid in 2003 were to two potential asset based lenders, this resulted in a reduction of $210,000 for the six months ended March 31, 2004. A billing and collection service was contracted on October 1, 2003. The net savings during the six months ended March 31, 2004 for the use of this service as compared to the payroll and related expenses was $51,000. In addition, there was a net decrease of approximately $44,000 in all other expenses.

     Interest expense was $139,000 for the six months ended March 31, 2004 as compared to $62,000 for the six months ended March 31, 2003. Interest expense incurred in the six months ended March 31, 2004 included $84,000 of interest expense recorded with the issuance of common stock. Interest expense incurred in the six months ended March 31, 2003 included $50,000 of amortization of deferred interest. The amount of net interest paid in cash increased by $33,000 for the six months ended March 31, 2004 due to the payment of interest on outstanding loans to investors from additional debt which was raised (bridge loan) during the three months ended March 31, 2004. Additionally during the current six month period the interest expense increased due to the higher average balance of outstanding debt, during the current year.

     Amortization of deferred debt discount of $245,000 and $6,000 for the six months ended March 31, 2004 and March 31, 2003, respectively, represents the amount of amortization for the quarters of the $294,000 and $56,000 respectively the fair value of stock options and warrants granted to certain noteholders as explained in Note 6 to the consolidated financial statements. Such amounts were expensed during the quarter as the loan was received and repaid during the quarter ended March 31, 2004 and the bridge loan is being amortized over the period from March 11, 2004 through June 12, 2004 the life of the promissory note. Loans received during the six months ended March 31, 2003 were being amortized over the 14-month life of the related notes through April 2004.


Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries.

     Subsequent to March 31, 2004 the Company consummated the Acquisition of RKDA (See Note 2). This transaction was preceded by the Company obtaining a bridge loan in the amount of $1.5 million. Simultaneous with the RKDA Merger the Company completed the minimum amount of $8 million of a Regulation D Private Placement (the "Offering"). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% commissions and reimbursement of out-of-pocket expenses. The Company advanced $5 million of the net proceeds to complete the RKDA Merger as described in Note 2, and used the balance of the proceeds to repay indebtedness and for working capital.

     On May 7, 2004, Arcadia Services, Inc. and three wholly-owned subsidiaries entered into a Loan Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006. The initial advance on May 7, 2004, was in the amount of $11.5 million. The initial advance was immediately distributed up to RKDA, Inc., to fund a portion of the purchase price of the capital stock of Arcadia by RKDA from the seller and to pay expenses associated with the transaction. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank a security interest in all of their assets and the seller subordinated $500,000 indebtedness of Arcadia to Arcadia's indebtedness to Comerica Bank. RKDA and its former principals, Elliott and Kuhnert, each executed a personal guaranty to Comerica over all indebtedness of Arcadia and its subsidiaries.

     Advances under the credit facility bear interest at the prime-rate (as defined) or the Eurodollar-based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia capital stock pledge such stock to Comerica Bank, and along with Elliott and Kuhnert, to customary negative covenants.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of our current Executive Vice President, who was the Chief Executive Officer on such date, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2004, other than the RKDA Merger.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     Please see Note 4 to the consolidated financial statements which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) The sole material modification to the rights of the holders of Common Stock was the elimination of preemptive rights at the Company Annual meeting of Shareholders held on May 4, 2004. Preemptive rights are the rights of existing stockholders, subject to various exemptions, to subscribe for new shares of capital stock to be issued by a company increasing its issued shares, in preference to persons who are not stockholders. The effect of the amendment to the Company's Articles of Incorporation was to make it clear that the Company's stockholders do not have any have preemptive rights arising pursuant to Sections
78.265 and 78.267 of the Nevada revised Statutes. Because the Company was formed after 1991, Section 78.267 of the Nevada revised Statutes should apply and the Company's stockholders should not have had preemptive rights. Therefore, the Company believes it was in its best interest to adopt an amendment to the Articles of Incorporation to expressly eliminate preemptive rights.

     (b) On February 3, 2004, the Company entered into an Amended and Restated Promissory Note for a total of $500,000 (the "Restated Note") with Stephen Garchik, Trustee ("Garchik") and simultaneously executed a related stock option agreement and a registration rights agreement in favor of Garchik. The Restated
Note is comprised of $250,000 previously loaned to the Company in February 2003 and originally due in April 2004, and an additional $250,000, which was loaned to the Company on February 3, 2004. The loan was repaid on March 12, 2004 from the bridge financing proceeds which the Company received on March 11, 2004.

     The stock option agreement provides Garchik with ten-year options to acquire 500,000 shares of the Company's common stock at $0.25 per share and all such options vested upon grant and the registration rights agreement provides Garchik with certain piggyback registration rights in the event that the Company files a registration statement. The Restated Note bears interest at Prime, as published in the Wall Street Journal (4% as of March 1, 2004), plus one and principal and all accrued interest was due June 30, 2004,which was paid in full on March 12, 2004. (See Note 6 to the consolidated financial statements). There was no underwriter involved in this transaction and no underwriting discounts or commissions were paid. The issuance of the Note and the stock option agreement were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, since the transaction did not involve any public offering.

     The Company obtained a bridge loan on March 11, 2004. The Bridge loan is for $1.5 million, is evidenced by a 12% subordinated Promissory Note due June 12, 2004, unless prepaid. If the Note is repaid before maturity the Company shall pay a 1% termination fee to the lender. The bridge lender received warrants to purchase 250,000 shares of Common Stock exercisable for seven-years at $0.50 per share. There was no underwriter involved in this transaction and no underwriting discounts or commissions paid. The issuance of the Note and the warrants were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, since the transaction did not involve any public offering.

     On May 7, 2004, the Company completed the minimum $8 million of a Regulation D Private Placement (the "Offering"). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement Agent received warrants to purchase 2,298,000 Shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% sales commission and reimbursement of out-of-pocket expenses. The Company advanced $5 million of the net proceeds to RKDA as described in Note 2; approximately $164,000 for the repayment of indebtedness and the balance for working capital. The offering was exempt from registration pursuant to Section 4
(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D under the Securities Act since the transaction did not involve any public offering.

     On May 13, 2004, David S. Bensol converted $150,000 of his debt into 600,000 shares of the Company's common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company's May 7, 2004 Offering, pursuant to a resolution of the Board of Directors on May 4, 2004. There was no underwriter involved in this transaction and no underwriting discounts or commissions paid. The issuance of the securities is exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as the transaction did not involve any public offering.

     On May 25, 2004, the Company entered into separate Agreements with certain managerial employees of Arcadia Services, Inc., Cathy Sparling, Lakshumanan Sundaram, Barbara Gay and Phyllis Pheeney, that entitled Sparling, Sundaram and Gay to each purchase 200,000 shares of Company common stock at $0.25 per share and Phenney to purchase 240,000 shares of Company common stock at $0.25 per share. Pursuant to the terms of the Subscription Agreements, each of the subscribers have a period of fifteen days to rescind the purchase and receive a refund of the entire purchase price. There was no underwriter involved in this transaction and no underwriting discounts or commissions paid. The issuance of the securities is exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as the transaction did not involve any public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  On  May  4,  2004,   the  Company  held  its  Annual  Meeting  of
               Shareholders.

          (b)  David S.  Bensol,  Bradley  Smith,  Mitchell  Cooper and  Barbara
               Levine  were  reelected  to  the  Board  of  Directors.   Delbert
               Spurlock, Jr. did not stand for re-election.


          (c)          Name              For                Withheld Authority
                -----------------     ------------          ------------------
                 David S. Bensol       20,654,497                  2,018

                 Bradley Smith         20,654,497                  2,018

                 Mitchell Cooper       20,654,497                  2,018
                 Barbara Levine        20,654,497                  2,018


          Proposal 2 - the amendment to the Company's Articles of Incorporation to amend the par value and increase the number of authorized shares, 20,546,097 shares voted in favor, 110,418 shares voted against and 0 shares abstained.

          Proposal 3 - the amendment to the Company's Articles of Incorporation to authorize the issuance of serial preferred stock, 15,883,149 shares voted in favor, 93,318 shares voted against and 500 shares abstained.


          Proposal 4 - the amendment to the Company's Articles of Incorporation to eliminate preemptive rights, 15,862,649 shares voted in favor, 11,618 shares voted against and 2,500 shares abstained.


          Proposal 5 - ratifying the selection of Marcum & Kliegman LLP as the Company's independent auditors and accountants for the fiscal year ending September 30, 2004, 20,650,997 shares voted in favor, 5,518 shares voted against and 0 abstained.


          (d) None


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

     31.1 Certification  of  the  Chief  Executive   Officer  required  by  rule
          13a-14(a) or rule 15d-14(a)

     31.2 Certification  of  the  Chief  Financial   Officer  required  by  rule
          13a-14(a) or rule 15d-14(a)

     32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 206 of the Sarbanes-Oxley Act of 2002

     32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 206 of the Sarbanes-Oxley Act of 2002

         (B)      REPORTS ON FORM 8-K

     1. The Company filed a Report on Form 8-K on March 10, 2004 to report that the Company has signed a non-binding letter of intent with certain unaffiliated persons to acquire their company RKDA, which had a binding agreement to purchase all of the capital stock of a privately held company engaged in the healthcare industry.


     2. The Company filed a Report on Form 8-K on May 24, 2004 to report that the Company had completed the minimum $8 million of the Regulation D Private Placement, and the RKDA Merger, and the resultant change of control.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL HOME CARE, INC.
June 10, 2004

              By:     /s/ John E. Elliott, II            /s/ Eric S. Yonenson
                      -------------------               ---------------------
                      John E. Elliott II                Eric S. Yonenson
                      Chief Executive Officer           Chief Financial Officer