Form 10-Q
period 2004-06-30
CRITICAL HOME CARE INC
filed 2004-08-20
CIK 1071941

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2004

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transition period from _________ to _________

Commission file number 000-31249

CRITICAL HOME CARE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200 SOUTHFIELD, MI	48076
(Address of principal executive offices)	Zip Code

Registrant’s telephone no.: 248-352-7530

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes     ☐ No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                     ☐ Yes     ☒ No

          As of August 16, 2004, there were 79,023,351 shares of common stock, $0.001 par value, of the Registrant outstanding.

Part I:  Financial Information

Item 1.          Financial Statements

          The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading.  Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our Current Report on Form 8-K/A filed on July 23, 2004, our annual report on Form 10-KSB filed on February 18, 2004, and our other filings with the Securities and Exchange Commission.  These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.

          The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

          The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Critical Home Care, Inc.
Consolidated Balance Sheet
(Unaudited)

June 30,	2004	2003

Assets

Current Assets
Cash	$574,482	$-
Accounts receivable, net of allowance of $1,567,000 and	15,193,378	11,821,748
$848,000 in 2004 and 2003, respectively
Inventory	503,450	0
Prepaid expenses and other current assets	263,369	241,762
Deferred income tax	683,000	0

Total Current Assets	17,217,679	12,063,510

Fixed Assets
Equipment	711,806	0
Furniture and fixtures	120,533	6,251
Leasehold improvements	2,685	7,208
Software	0	61,619

	835,024	75,078
Accumulated depreciation and amortization	(263,729)	(59,212)

Net Fixed Assets	571,295	15,866

Other Assets
Goodwill	22,542,857	2,686,607
Deferred income tax	90,000	0
Deferred financing costs, net of accumulated amortization of $7,000	73,688	0

Total Other Assets	22,706,545	2,686,607

	$40,495,519	$14,765,983

June 30,	2004	2003

Liabilities and Stockholder's Equity
Current Liabilities
Checks issued against future deposits	$0	$42,395
Accounts payable	932,285	0
Accrued expenses
Compensation and related taxes	2,235,983	1,347,772
Commissions	406,483	244,025
Other	12,618	429,946
Accrued Interest	211,427	0
Due to related parties	1,185,025	1,187,774
Note payable - Officer	554,000	0
Loans - current portion	2,081,969	0

Total Current Liabilities	7,619,790	3,251,912

Long Term Debt Less Current Portion	11,916,646	0

Due to Related Parties	398,401	66,890

Total Liabilities	19,934,837	3,318,802

Commitments and Contingencies

Stockholder's Equity
Common stock $.001 par value, 150,000,000 shares authorized,	79,023	948
79,023,351 shares issued and outstanding
Additional paid-in capital	2,619,953	7,627,047
Retained earnings	(138,294)	3,819,186

Total Stockholder's Equity	20,560,682	11,447,181

	$ 40,495,519	$14,765,983

   Critical Home Care, Inc.
Consolidated  Statements of Income
(Unaudited)

	Predecessor		Successor

	Period From April 1, 2004 To May 9, 2004	Thee Months Ended June 30, 2003	Period from May 10, 2004 To June 30, 2004

Net Sales	$9,486,601	$18,207,662	$13,621,057
Cost of Sales	8,120,463	15,470,261	11,499,987

Gross Profit	1,366,138	2,737,401	2,121,070
General and Administrative Expenses	886,916	1,911,501	2,017,846

Operating Income	479,222	825,900	103,224
Other Expenses (Income)
Impairment of Goodwill	16,055	-	-
Other Income	-	-	-
Interest Expense (Income), Net	-	-	244,282
Amortization of Debt Discount	-	-	35,234

Total Other Expenses (Income)	16,055	-	279,516
Operating Income Before Income Tax Expense	463,167	825,900	(176,292)
Income Tax Expense (Benefit)	-		(60,000)

Net Income	$463,167	$825,900	$(116,292)

Unaudited pro forma amounts to reflect pro forma
Income Taxes and adjustment of tax benefit from
tax status change (Note 3)	158,000	282,000

Pro Forma Income After Income Tax
from tax status change	305,167	543,900

Income (Loss) Per Share:
Basic	0.01		(0.00)
Diluted	0.01		(0.00)

Weighted average number of shares (in thousands):

Basic	67,023		67,023
Diluted	86,632		86,632

Critical Home Care, Inc.
Consolidated  Statements of Cash Flows
(Unaudited)

	Predecessor		Successor
	Period from April 1, 2004 To May 9, 2004	Predecessor Three Months Ended June 30, 2003	Period From May 10, 2004 To June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$463,167	$825,900	$(116,292)
Adjustments to reconcile net income to net cash used
Provision for bad debts	42,192	103,000	67,333
Depreciation and amortization	77	5,790	123,554
Amortization of debt discount and deferred financing costs	—	—	41,933
Forgiveness of debt	—	—	—
Recording goodwill	—	—	(27,573,252)
Investments in affiliate write off	16,055	—	—
Changes in operating assets and liabilities	—
Accounts receivable	(692,193)	156,739	35,611
Inventory	—	—	(39,101)
Prepaid expenses and other current assets	27,903	5,490	(70,296)
Checks issued against future deposits	(314,025)	(112,976)	(850,125)
Accounts payable	42,823	(88,376)	227,143
Accrued expenses and other current liabilities	(3,514,751)	383,696	(200,770)
Increase in short term financing	—	—	1,336,868
Intercompany accounts	—	—	6,207,399
Due to related parties	170,915	(65,216)	(101,838)

Total adjustments	(4,279,328)	279,357	6,544,891

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,757,838)	1,214,047	(20,911,833)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of affiliates	(157,500)	(31,000)
Purchases of property and equipment	—	(2,785)
Proceeds from sale of equipment to affiliate	—	—	1,779
Increase due from stockholder	3,915,337	(1,180,262)	9,928,598

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,757,837	(1,214,047)	9,930,377
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock			1,412,500
Proceeds from deferred financing costs
Proceeds from convertible promissory notes			(834,000)
Debt issue costs			10,527,150
Proceeds from line of credit			-
Proceeds from bridge loan			-
Proceeds from notes payable - officer			-
Payment of long-term debt			(258,147)
Payment of notes payable - asset acquisition			(150.000)
Payment of notes payable - other			-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	—	10,697,503

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(0)	0	(283,953)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	858,435
CASH AND CASH EQUIVALENTS, END OF PERIOD	(0)	0	574,482
Supplementary information:
Cash paid during the period for:
Interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements as of June 30, 2004, and for the periods ended June 30, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the three months ended June 30, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.

          The consolidated financial statements as of June 30, 2004 and for the period from May 10, 2004 to June 30, 2004, include the accounts of Critical Home Care, Inc. and its wholly owned subsidiaries (collectively referred to as “Critical” or the “Company”).  The balance sheet as of June 30, 2003 and the statements of income for the period from April 1, 2004 to May 9, 2004, and for the three months ended June 30, 2003, include the accounts of Arcadia Services, Inc. and subsidiaries prior to the effect of the acquisition and merger described in Note 4. All significant inter company balances and transactions have been eliminated in consolidation.

MERGER AND RECAPITALIZATION

          Effective May 10, 2004, CHC Sub, Inc., a wholly owned subsidiary of the Company, merged with and into RKDA, Inc., a recently formed Michigan Corporation, (the “RKDA Merger”).  RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interest of SSAC, LLC d/b/a Arcadia Rx.  RKDA acquired Arcadia Services, Inc. on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Inc., Arcadia Services, Inc., Addus HealthCare, Inc., and the principal stockholder of Addus HealthCare, Inc. (the “Arcadia Acquisition”).  For descriptions of the terms of the RKDA Merger and the Arcadia Acquisition, please refer to the Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2004, as amended by the accompanying Form 8-K/A filed with the Commission on July 23, 2004.

          For accounting purposes, the transaction between RKDA and Critical was considered a reverse merger, and RKDA, Inc. will be considered the acquirer of the Company for accounting purposes.

          This report should be read in conjunction with Consolidated Financial Statements of Arcadia Services, Inc. and Subsidiaries for the Years Ended March 31, 2004 and 2003, included in the Form 8-K/A filed with the Commission on July 23, 2004.

NOTE 2 – DESCRIPTION OF BUSINESS

          Critical is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and homecare services, durable medical equipment and mail order pharmaceuticals. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical, and technical personnel. The homecare services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers.  The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. Clients and patients are facilities and individuals residing at home. These services are generally paid for by the clients themselves, insurance companies, medicare and state medicaid waiver programs.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

          Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue Recognition – Revenues are recorded in the period the services were rendered at established rates.

          Allowance for Doubtful Accounts – The Company reviews all accounts receivable balances, and provides for an allowance for uncollectible accounts, and estimates for its bad debt expense based on historical analysis of its records. The basis of this analysis is from the aging of the receivable files, and the patient, payer provider records, and additionally their payment history. Items that are greater than one year old are fully reserved. The balance of any reserve, which is established, is estimated based on the collection history from Company records.  If actual collection experience changes, revisions to the allowance may be required.  Any unanticipated change in customers’ credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material effect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

          Inventories - The Company for interim accounting purposes calculates and adjusts its inventories pursuant to a review of its historical gross profit percentages.

          Fixed Assets and Depreciation – The Company’s policy is to depreciate or amortize fixed assets over the estimated useful lives of the assets (3-15 years) by use of the straight-line method.

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

          Goodwill - Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill was previously amortized on the straight-line method over periods ranging from seven to fifteen years. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, goodwill is not amortized but is tested for impairment annually by comparing the fair value of each reporting unit to its carrying value.

          Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings per Share” (“EPS”) for computing and presenting earnings (loss) per share, which requires, among other things, dual presentation of basic and diluted earnings (loss) per share on the face of the statement of income. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock. Outstanding stock options to acquire common shares, and outstanding warrants to acquire common shares, have not been considered in the computation of dilutive loss per share since their effect would be antidilutive.

          Income Taxes - Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

          The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The Company records a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When the Company determines certain deferred tax assets are more likely than not to be utilized, the Company will reduce the valuation allowance accordingly.

          Prior to May 10, 2004, Arcadia Services, Inc. elected to be taxed as a Subchapter S-corporation with the individual shareholders reporting their respective share of income on their income tax return. Accordingly, the Company has no deferred tax assets or liabilities arising in prior periods.

          The Company has provided a valuation allowance for the deferred tax assets related to the approximate $2,610,000 operating carryovers of Critical expiring through 2024. Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOL’s.

          Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are more likely than not to be realized.

Stock Based Compensation –

          The Company accounts for its stock option plan under SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	For the Period Ended June 30, 2004	For the Three Months Ended June 30, 2003

Net income (loss) as reported	$(116,292)	$825,900

Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(3,000)	-

Pro Forma net income (loss)	$(119,292)	$825,900

Net income (loss) per share:
Basic and diluted income per share as reported	$0.00	$-
Pro Forma basic and diluted income per share	$0.00	$-

 NOTE 4 – MERGER TRANSACTION

          Effective May 10, 2004 CHC Sub, Inc., a wholly owned subsidiary of Critical Homecare, Inc. merged with and into RKDA, Inc., a recently formed Michigan Corporation,  RKDA's assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interest of SSAC, LLC d/b/a Arcadia Rx.  RKDA acquired Arcadia Services, Inc. on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and Addus Healthcare's principal shareholder. The purchase price of Arcadia Services, Inc. is $16.8 million and assumption of certain related liabilities.

          The following unaudited pro forma statement of income has been prepared to give effect to the reverse merger. RKDA, Inc. will be considered the acquirer of the Company for accounting purposes. This pro forma statement of income has been prepared as if the merger had been completed as of April 1, 2004.

          The unaudited pro forma statement of income is presented for illustrative purpose only and is not necessarily indicative of the results of operation that would have actually been reported had the merger occurred on April 1, 2004, nor is it necessarily indicative of the future results of operation. The pro forma statement of income has been prepared based upon the Company's financial information.

Three Months Ended June 30, 2004

Pro forma revenue	$23,580,408

Pro forma net income	$66,940

Pro forma earnings per share
Basic	$0.00

Diluted	$0.00

Pro forma weighted average
common shares (in thousands)
Basic	67,023

Diluted	86,632

NOTE 5 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at June 30, 2004, are summarized as follows:

Notes payable, officer, issued from May 2003 through December 2003 pursuant to working capital loans from an officer of the Company bearing interest at 8% per annum and due in May 2004 through December 2004.	$554,000

Long Term

Notes payable, bridge loan made to the Company on June 12, 2004, evidenced by a 12% Subordinated Convertible Promissory Note. The Note shall be due and payable in four installments, December 31, 2004, March 31, 2005, July 15, 2005 and October 15, 2005. If the note is repaid before the maturity date the Company shall pay a 2.5% prepayment fee to the lender. The bridge lender received conversion rights to convert all of the outstanding principal under this note into shares of common stock at a rate of one share per $0.50.	$1,500,000

Revolving Line of Credit US Bank dated February 17, 2004 with a Credit limit of $250,000, bearing interest at prime +1%, and maturing on February 17, 2005.	$70,000

Note payable due by December 31, 2004 and July 1, 2005 with interest rates of 8% and 12% for the purpose of working capital	$400,000

Note payable party dated May 7, 2004 for the Arcadia acquisition with interest at 12% payable in one year, accrued interest will be waived if note is paid by the maturity date	$500,000

Revolving Line of Credit with Comerica dated May 7, 2004 for the Arcadia acquisition for a two year term and a credit limit of $12,000,000. The formula base is 85% of the eligible accounts. At closing the formula advance was $10,031,650 and an Overformula Advance of $1,000,000. The term on the overformula is one year. On the 7th day of each month the overformula amount shall be reduced by $83,333. On July 29, 2004, the credit limit was increased to $14,400,000.	$11,443,817

Other	$84,798

$13,998,615

Less - Current portion of long term	$2,081,969

$11,916,646

COMERICA BANK CREDIT AGREEMENT

          On May 7, 2004, Arcadia Services, Inc. and three of its wholly owned-subsidiaries entered into a Credit Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006 (on July 29, 2004, the credit limit was increased to $14,400,000). The initial advance on May 7, 2004, was in the amount of $11 million. The initial advance was immediately distributed up to RKDA, Inc. to fund a portion of the purchase price of the capital stock of Arcadia by RKDA from the seller. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank security interests in all of their assets and the seller subordinated $500,000 of indebtedness of Arcadia to Arcadia’s indebtedness to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica Bank over all indebtedness of Arcadia and its subsidiaries.

          Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar-based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia capital stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants.

NOTE 6 – Stockholder’s Equity

          On May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of Critical, consummated an Agreement and Plan of Merger under which CHC Sub, Inc., merged with and into RKDA, Inc. The purchase price paid was 21,300,000 shares of Critical common stock and 1,000,000 seven-year class A warrants exercisable at $0.50 per share. An officer of the Company contributed 1,300,000 shares of common stock owned by him back to the Company as part of this transaction. RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interests of SSAC, LLC d/b/a Arcadia Rx. (collectively “Arcadia”). RKDA had acquired Arcadia Services, Inc. on May 7 2004.  The Company also advanced $5,000,000 to RKDA which was used to pay a portion of the cash purchase price of Arcadia Services, Inc. The cash was part of a total of $8,245,000 raised by the Company in a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated on May 27, 2004.  The offering also included 3,298,000 Class A Warrants to purchase 3,298,000 common shares of stock over seven years at an exercise price of $0.50 per share.  The Placement Agent received a 10% sales commission, reimbursement for out-of-pocket expenses and seven year warrants to purchase 2,298,000 shares of the Company’s common stock exercisable on a cashless basis at $0.50 per share.

          On May 25, 2004, the Company entered into separate agreements with certain managerial employees of Arcadia Services, Inc., that entitled the employees to each purchase 200,000 and 240,000 shares, of the Company's common stock at $0.25 per share.  Three officers of the Company have escrowed 6 million, 4 million and 2 million shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in each of the next two 12 month periods, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9.7 million and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12.5 million. Alternatively, the Escrow Shares shall be released in 2007 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the two 12 month periods ending March 31, 2007 of at least $22.2 million. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less for both fiscal periods. Nevertheless, twenty (20%) percent of the Escrow Shares (2.4 million shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any consecutive 45 day period is at least at $1.00 per share, even if the EBITDA thresholds are not met.

NOTE 7 – COMMITMENTS

EMPLOYMENT AGREEMENTS

          Three officers of the Company entered into substantially similar employment agreements on May 7, 2004, as Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one-year periods unless terminated on three months’ prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Messrs. Elliott, Kuhnert, or Bensol’s employment is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined), then such executive shall receive twice his base salary. Upon a change in control, other than the RKDA Merger, if the executive’s employment is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year.  Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment.

          Arcadia Services, Inc. entered into an employment agreement with Cathy Sparling effective April 1, 2000 for a initial three year term and extended for another three year term. The employment agreement expires on April 1, 2006. The term of the agreement is base salary and an annual bonus not to exceed 50% of base salary.  The agreement may be terminated by any party for any reasons upon thirty days prior written notice of termination.

          Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones.

     SETTLEMENT OF CERTAIN LIABILITIES

          In May 2004, David S. Bensol, Robert Rubin, and Kenneth Orr each agreed to contribute or cause affiliates to contribute 200,000 shares of their Critical common stock to Cleveland Overseas, Ltd. (“Cleveland”) in full payment of the Company’s $150,000 debt to Cleveland which matured on April 30, 2004, and in exchange for the release of their personal guarantees and stock pledges to Cleveland. In addition, the Company reduced the exercise price to Cleveland of a 7 year warrant to acquire 100,000 common shares from $1.00 per share to $0.50 per share. The Company’s debt of $150,000 to Cleveland is considered paid in full.

          On May 13, 2004, David S. Bensol converted $150,000 of his debt into 600,000 shares of the Company’s common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company’s May 7, 2004 Offering (See Note 6), pursuant to a resolution of the Board of Directors dated May 4, 2004.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

          Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

          Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q, our current report on Form 8-K filed on July 23, 2004, our Annual Report on Form 10-KSB filed on February 18, 2004 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Critical Accounting Policies

          The Company has identified the following accounting policies that require significant judgment. The Company believes its judgments relating to allowance for doubtful accounts and goodwill are appropriate.

          Allowance for doubtful accounts – The Company reviews all accounts receivable balances, and provides for an allowance for uncollectable accounts, and estimates for its bad debt expense based on historical analysis of its records. The basis of this analysis is from the aging of the receivable files, and the patient, payer provider records, and additionally their payment history. Items that are greater than one year old are fully reserved. The balance of any reserve, which is established, is estimated based on the collection history from Company records.

          Goodwill – As the merger of the Company with and into RKDA, Inc. is treated as a reverse merger of an operating company for accounting purpose, the goodwill of the company is the market value of outstanding shares of the company on the date of the merger plus the net liabilities of the Company. The Company had 24,393,351 shares outstanding immediately preceding the merger. At a closing price of $0.53 per share on May 10, 2004 the effective date of the merger, the total value of the company’s 24,393,351 outstanding shares immediately preceding the merger is $12,928,476, which together with liabilities of $1,632,322 equals the total goodwill resulting from the merger.

Results of Operations

          The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,2003.

          Sales for the three months ended June 30, 2004 are split between the Predecessor and Successor companies. The sales from May 10, 2004 to June 30, 2004 were $13,621,057 and from April 1, 2004 to May 9, 2004 were $9,486,601. The combined sales for the three months ended June 30, 2004 increased by $4,899,996, or 27%, to $23,107,658 as compared to $18,207,662 for the three months ended June 30, 2003. The increase is primarily attributable to total sales of $711,256 attributable to the operations of the entities which merged into the Company effective May 10, 2004 as discussed in Note 1 to the financial statements and due to the acquisition of companies.

          Gross profit for the period from May 10, 2004 to June 30, 2004 is 15.6% and for the period from April 1, 2004 to May 9, 2004 is 14.4%.  The combined gross profit for the three months ended June 30, 2004 was 15.1%, an increase of 0.1% over the 15.0% recorded in the prior year comparable period. The increase was a result of the sales mix in the quarter being different, which is attributable to the DME rentals and mail order pharmacy being a higher percentage of sales and such revenue generates a somewhat higher gross profit than other sales.

          General and administrative expenses for the period from May 10, 2004 to June 30, 2004 were $1,867,846 and for the period from April 1, 2004 to May 9, 2004 were $886,916. Combined general and administrative expenses totaled $2,604,762 for the three months ended June 30, 2004 compared to $1,911,501 for the three months ended June 30, 2003. The net increase of $693,261, or 36%, consists of primarily the general and administrative expenses of the merged entities totaling $562,481. In addition, the administrative salaries and benefits increased by $63,360 and advertising expenses increased by $15,765. Bank charges increased by $20,433 as a result of a switch in banking facilities in connection with the merger. In addition, there was a net increase of approximately $24,752 in all other expenses.

          Interest expense was $244,282 for the three months ended June 30, 2004. There was no interest expense for the three months ended June 30, 2003. Interest expense incurred in the three months ended June 30, 2004 included $68,183 interest to the bank for the line of credit, $45,000 interest for the bridge loan, $90,000 interest for the conversion rights for the note, and $41,099 interest to the various note payables. The increase in interest expense is a result of borrowings resulting from the acquisition of the Arcadia subsidiary and incorporation of the borrowings of the merged entities.

          Amortization of deferred debt discount was $35,234 for the three months ended June 30, 2004 which represents the amount of the balance for the bridge loan. The deferred debt discount is the fair value of stock options and warrants granted to certain noteholders as explained in Note 5 to the consolidated financial statements. The bridge loan was being amortized over the period from March 11, 2004 through June 12, 2004, the life of the promissory note.

Liquidity and Capital Resources

          The Company’s primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries.

          Prior to June 30, 2004, the Company consummated the merger with and into RKDA (See Note 2). This transaction was preceded by the Company obtaining a bridge loan in the amount of $1.5 million. Simultaneous with the RKDA Merger the Company completed the minimum amount of $8 million of a Regulation D Private Placement (the “Offering”). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000  shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% commission and reimbursement of out-of-pocket expenses. The Company advanced $5 million of the net proceeds to complete the RKDA Merger as described in Note 2, and used the balance of the proceeds to repay indebtedness and for working capital.

          On May 7, 2004, Arcadia Services, Inc. and three of its wholly-owned subsidiaries entered into a Loan Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006. The initial advance on May 7, 2004, was in the amount of $11 million. The initial advance was immediately distributed up to RKDA, Inc., to fund a portion of the purchase price of the capital stock of Arcadia by RKDA from the seller and to pay expenses associated with the transaction. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank a security interest in all of their assets and the seller subordinated $500,000 indebtedness of Arcadia to Arcadia’s indebtedness to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica over all indebtedness of Arcadia and its subsidiaries.

          Advances under the credit facility bear interest at the prime-rate (as defined) or the Eurodollar-based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia capital stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants.

Contractual Commitments

          As of June 30, 2004 the Company had contractual obligations in the form of non-Cancelable operating leases and employment agreements as follows:

	Payments due by March 31,

	Total	2005	2006	2007	2008	2009

Operating Leases	$1,938,336	$464,149	$533,234	$496,299	$375,604	$69,050
Employment Agreements	900,000	487,500	412,500

Total	$2,838,336	$951,649	$945,734	$496,299	$375,604	$69,050

Item 3.          Controls and Procedures.

          An evaluation was performed, as of June 30, 2004, under the supervision of the Vice President of Finance (Principal Financial and Accounting Officer) and the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, these persons have concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2004.

Part II:  Other Information

Item 1.          Legal Proceedings.

          In April 2003, Ruth Davis and Herman Davis (wife and husband) commenced a lawsuit in Nassau County Supreme Court against the Company’s subsidiary, Classic Healthcare Solutions, Inc. (“Classic”).  Plaintiff Mrs. Davis claims to have sustained injuries on September 15, 2002, from an alleged malfunction of the chair lift, which she acquired from Classic, and claims damages of $2,000,000.  In addition, plaintiff Mr. Davis claims damages of  $500,000 for loss of services.

          The lawsuit was resolved by the insurance carrier on June 2, 2004.  The Company will have no monetary exposure for any payments either presently or in the future, based upon the settlement.

Item 2.          Changes in Securities and Use of Proceeds.

          The sole material modification to the rights of the holders of Common Stock was the elimination of preemptive rights at the Company Annual meeting of Shareholders held on May 4, 2004.  Preemptive rights are the rights of existing stockholders, subject to various exemptions, to subscribe for new shares of capital stock to be issued by a company increasing its issued shares, in preference to persons who are not stockholders.  The effect of the amendment to the Company’s Articles of Incorporation was to make it clear that the Company’s stockholders do not have any preemptive rights arising pursuant to Sections 78.265 and 78.267 of the Nevada Revised Statutes.  Because the Company was formed after 1991, Section 78.267 of the Nevada revised Statutes should apply and the Company’s stockholders should not have had preemptive rights.  Therefore, the Company believes it was in its best interest to adopt an amendment to the Articles of Incorporation to expressly eliminate preemptive rights.

          On June 12, 2004, the Company entered into an amended and restated 12% Subordinated Convertible Promissory Note (the “Note”) that amended and restated a note that evidenced a $1.5 million bridge loan made on March 11, 2004 by Jana Master Fund, Ltd. (“Jana”).  The Note is due and payable in four installments:  December 31, 2004, March 31, 2005, July 15, 2005 and October 15, 2005.  If the Note is repaid before the maturity date, the Company is obligated to pay a 2.5% prepayment fee to Jana.  Jana received conversion rights to convert all of the outstanding principal under the Note into shares of the Company’s common stock at a rate of one share per $0.50 of all amounts outstanding under the Note.  Additionally, Jana, at the time of the making of the original note, received warrants to purchase 250,000 shares of Common Stock  exercisable for seven-years at $0.50 per share.  There was no underwriter involved in the transaction of June 12, 2004 and no underwriting discounts or commissions paid.  The issuance of the Note was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering.

          On May 7, 2004, the Company completed the minimum $8 million of a Regulation D Private Placement (the “Offering”).  The Company subsequently sold an additional  $245,000 of securities and terminated the Offering on May 27, 2004.  The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants to purchase 3,298,000 shares of common stock, exercisable for 7 years at $0.50 per share.  The Placement Agent received warrants to purchase 2,298,000 Shares, exercisable on a cashless basis for 7 years at $0.50 per share.  The Placement Agent also received a 10% sales commission and reimbursement of out-of-pocket expenses.  The Company advanced $5 million of the net proceeds to RKDA as described in Note 2; approximately  $164,000 for the repayment of indebtedness and the balance for working capital.  The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D under the Securities Act, because the transaction did not involve any public offering.

          On May 13, 2004, David S. Bensol converted  $150,000 of his debt into 600,000 shares of the Company’s common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company’s May 7, 2004 Offering, pursuant to a resolution of the Board of Directors dated May 4, 2004. There was no underwriter involved in this transaction and no underwriting discounts or commissions paid.  The issuance of the securities is exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as the transaction did not involve any public offering.

          On May 25, 2004, the Company entered into separate agreements with certain managerial employees of Arcadia Services, Inc., Cathy Sparling, Lakshumanan Sundaram, Barbara Gay and Phyllis Pheeney, that entitled Ms. Sparling, Mr. Sundaram and Ms. Gay to each purchase 200,000 shares of Company common stock at $0.25 per share and Ms. Pheeney to purchase 240,000 shares of Company common stock at $0.25 per share.  Pursuant to the terms of the subscription agreements, each of the subscribers had a period of fifteen days to rescind the purchase and receive a refund of the entire purchase price.  There was no underwriter involved in this transaction and no underwriting discounts or commissions paid.  The issuance of the securities is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as the transaction did not involve any public offering.

Item 3.          Defaults Upon Senior Securities.

          None.

Item 4.          Submission of Matters to a Vote of Security Holders.

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

Proposal 2 – the amendment to the Company’s Articles of Incorporation to amend the par value and increase the number of authorized shares, 20,546,097 shares voted in favor, 110,418 shares voted against and 0 shares abstained.

Proposal 3 –  the amendment to the Company’s Articles of Incorporation to authorize the issuance of serial preferred stock, 15,883,149 shares voted in favor, 93,318 shares voted against and 500 shares abstained.

Proposal 4 – the amendment to the Company’s Articles of Incorporation to eliminate preemptive rights, 15,862,649 shares voted in favor, 11,618 shares voted against and 2,500 shares abstained.

Proposal 5 – ratifying the selection of Marcum & Kliegman LLP as the Company’s independent auditors and accountants for the fiscal year ending September 30, 2004, 20,650,997 shares voted in favor, 5,518 shares voted against and 0 abstained.

(d)	None

Item 5.          Other Information.

          None.

Item 6.          Exhibits and Reports on Form 8-K (§249.308 of this chapter).

(a)	Exhibits

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated by this reference.

(b)	Reports on Form 8-K

1)

The Company filed a Current Report on Form 8-K on May 24, 2004 to report that the Company had completed the minimum $8 million of the Regulation D Private Placement, and the RKDA Merger, and the resultant change of control.  On July 23, 2004, the Company filed a Current Report on Form 8-K/A to report the Financial Statement of Business Acquisition and Pro Forma Financial Information.

2)

On June 29, 2004, the Company filed a Current Report on Form 8-K to report changes in the registrant’s certifying accountant, change in principal executive offices, appointment of resident agent and registered office in Michigan, appointment to the board of directors and change in the Company’s fiscal year end.  Form 8-K was amended by Forms 8-K/A filed on June 30, 2004, July 1, 2004, July 16, 2004 and July 28, 2004.

3)

On July 30, 2004, the Company filed a Current Report on Form 8-K to report that the Company, through its subsidiary, Arcadia Health Services, Inc., issued a press release announcing the purchase of substantially all of the assets of the Staffing Source, Inc. by Arcadia Health Services, Inc.

	4)	On August 5, 2004, the Company filed a Current Report on Form 8-K reporting amendments to the Company’s Code of Ethics.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Critical Home Care, Inc.

By: /s/ John E. Elliott II	By: /s/ Lawrence R. Kuhnert

John E. Elliott II	Lawrence R. Kuhnert

Its: Chairman of the Board	Its: Vice Chairman of Finance
and Chief Executive Officer	(Principal Financial and
Accounting Officer), President and Chief Operating Officer

Dated: August 20, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

2.2

Membership Interest Contribution  Agreement dated May 7, 2004, by and among RKDA, Inc. John E. Elliott, II, and Lawrence Kuhnert (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

2.3

Stock Purchase  Agreement dated as of May 7, 2004 by and among RKDA,  Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and W. Andrew Wright (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

3.1

Amended and Restated Articles of Incorporation of Critical Home Care, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

3.2	Articles of Incorporation of RKDA, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

3.3	By-laws of RKDA, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

4.1	Form of Regulation D Class A Common Stock Purchase Warrant (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

4.2	Class A Warrant issued to John E. Elliott, II (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

4.3	Class A Warrant issued to Lawrence Kuhnert (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

7.1

Financial Statement of Business Acquisition, Consolidated Financial Statements of Arcadia Services, Inc. and Subsidiaries for the Years Ended March 31, 2004 and 2003, including signed Report of Independent Registered Public Accounting Firm BDO Seidman, LLP (filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on July 23, 2004 and incorporated herein by this reference).

7.2

Pro Forma Financial Information, Unaudited Pro Forma Condensed Combined Financial Statements for the Period Ended March 31, 2004 (filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on July 23, 2004 and incorporated herein by this reference).

9.1	Form of Voting Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.1

Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and Lawrence Kuhnert (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.2

Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and John E. Elliott, II (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.3

Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.4

Termination of Employment Agreement and Release dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.5

Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and Nathan Neuman & Nathan P.C. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.6

Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan Neuman & Nathan P.C. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.7

Stock Option Agreement dated May 7, 2004,  between Critical Home Care, Inc. and John E. Elliott, II. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.8

Stock Option Agreement dated May 7, 2004,  between Critical Home Care, Inc. and Lawrence Kuhnert (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.9

Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

10.10

Credit Agreement dated as of May 7, 2004, by and among Arcadia Services, Inc., Arcadia Health Services, Inc. Grayrose, Inc. and Arcadia Health Services of Michigan, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer required by rule 13a-14(a) or rule 15d-14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a-14(a) or rule 15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes-Oxley Act of 2002.