Form 10-Q/A
period 2004-06-30
CRITICAL HOME CARE INC
filed 2004-09-01
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Critical Home Care, Inc.
Consolidated Balance Sheet
(Unaudited)

	Successor June 30, 2004	Predecessor March 31, 2004

Assets

Current Assets
Cash	$574,482	$—
Accounts receivable, net of allowance of $1,567,000 and	15,193,378	13,478,381
$848,000, respectively
Inventory	503,450	—
Prepaid expenses and other current assets	263,369	133,547
Deferred income tax	683,000	—

Total Current Assets	17,217,679	13,611,928

Fixed Assets
Equipment	711,806	—
Furniture and fixtures	120,533	6,251
Leasehold improvements	2,685	7,208
Software	—	61,619

	835,024	75,078
Accumulated depreciation and amortization	(263,729)	(73,067)

Net Fixed Assets	571,295	2,011

Other Assets
Goodwill	22,542,857	3,589,191
Deferred income tax	90,000	—
Deferred financing costs, net of accumulated amortization of $7,000	73,688	—

Total Other Assets	22,706,545	3,589,191

	$40,495,519	$17,203,130

	Successor June 30, 2004	Predecessor March 31, 2004

Liabilities and Stockholders’ Equity
Current Liabilities
Checks issued against future deposits	$—	$1,116,143
Accounts payable	932,285	—
Accrued expenses
Compensation and related taxes	2,235,983	1,573,267
Commissions	406,483	470,326
Other	12,618	239,489
Accrued Interest	211,427	—
Due to related parties	1,185,025	1,143,804
Note payable - Officer	554,000	—
Loans - current portion	2,081,969	—

Total Current Liabilities	7,619,790	4,543,029

Long Term Debt, Less Current Portion	11,916,646	—

Due to Related Parties	398,401	429,829

Total Liabilities	19,934,837	4,972,858

Commitments and Contingencies

Stockholders’ Equity
Common stock $.001 par value, 150,000,000 shares authorized,	79,023	948
79,023,351 shares issued and outstanding (Successor)
Additional paid-in capital	20,619,953	7,627,047
Retained earnings	(138,294)	4,602,277

Total Stockholders' Equity	20,560,682	12,230,272

	$ 40,495,519	$17,203,130

   Critical Home Care, Inc.
Consolidated  Statements of Income
(Unaudited)

	Predecessor		Successor

	Period From April 1, 2004 To May 9, 2004	Three Months Ended June 30, 2003	Period from May 10, 2004 To June 30, 2004

Net Sales	$9,486,601	$18,207,662	$13,621,057
Cost of Sales	8,120,463	15,470,261	11,499,987

Gross Profit	1,366,138	2,737,401	2,121,070
General and Administrative Expenses	886,916	1,911,501	2,017,846

Operating Income	479,222	825,900	103,224
Other Expenses
Impairment of Goodwill	16,055	-	-
Interest Expense, Net	-	-	244,282
Amortization of Debt Discount	-	-	35,234

Total Other Expenses	16,055	-	279,516

Operating Income (Loss) Before Income Tax Benefit	463,167	825,900	(176,292)

Income Tax Benefit	-	-	60,000

Net Income (Loss)	$463,167	$825,900	$(116,292)

Unaudited pro forma amounts to reflect pro forma
Income Taxes from
tax status change	158,000	282,000

Pro Forma Income After Income Tax
from tax status change	305,167	543,900

Income (Loss) Per Share:
Basic	0.49	0.87	(0.00)
Diluted	0.49	0.87	(0.00)
Proforma Income Per Share:
Basic	0.32	0.57
Diluted	0.32	0.57

Weighted average number of shares (in thousands):

Basic	948	948	67,023
Diluted	948	948	86,632

Table of Contents

Critical Home Care, Inc.
Consolidated  Statements of Cash Flows
(Unaudited)

	Predecessor		Successor
	Period from April 1, 2004 To May 9, 2004	Predecessor Three Months Ended June 30, 2003	Period From May 10, 2004 To June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$463,167	$825,900	$(116,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for bad debts	42,192	103,000	67,333
Depreciation and amortization	77	5,790	123,554
Amortization of debt discount and deferred financing costs	—	—	41,933
Investments write off	16,055	—	—
Changes in operating assets and liabilities
Accounts receivable	(692,193)	156,739	35,611
Inventory	—	—	(39,101)
Prepaid expenses and other current assets	27,903	5,490	(70,296)
Checks issued against future deposits	(314,025)	(112,976)	(850,125)
Accounts payable	42,823	(88,376)	227,143
Accrued expenses and other current liabilities	(301,999)	383,696	(548,723)
Due to related parties	170,915	(65,216)	(161,122)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(545,085)	1,214,047	(1,290,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of affiliates	(157,500)	(31,000)	—
Purchases of property and equipment	—	(2,785)	—
Proceeds from sale of equipment to affiliate	—	—	1,779

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(157,500)	(33,785)	1,779
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	1,262,500
Payment of long-term debt	—	—	(258,147)
Advances (dividends) from stockholder	702,585	(1,180,262)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	702,585	(1,180,262)	1,004,353

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	—	—	(283,953)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	858,435
CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—	574,482
Supplementary information:
Cash paid during the period for:
Interest	—	—	244,282

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

          The consolidated financial statements as of June 30, 2004 and for the period from May 10, 2004 to June 30, 2004, include the accounts of Critical Home Care, Inc. and its wholly owned subsidiaries (collectively referred to as “Critical” or the “Company”).  The balance sheet as of March 31, 2004 and the statements of income for the period from April 1, 2004 to May 9, 2004, and for the three months ended June 30, 2003, include the accounts of Arcadia Services, Inc. and subsidiaries prior to the effect of the acquisition and merger described in Note 4. All significant inter company balances and transactions have been eliminated in consolidation.

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

          The Company has provided a valuation allowance for the deferred tax assets related to the approximate $2,610,000 operating carryovers of Critical expiring through 2024. Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a change in control has taken place. Since the change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOL’s.

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

	Successor For the Period Ended June 30, 2004	Predecessor For the Three Months Ended June 30, 2003

Net income (loss) as reported	$(116,292)	$825,900

Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(3,000)	-

Pro Forma net income (loss)	$(119,292)	$825,900

Net income (loss) per share:
Basic and diluted income per share as reported	$0.00	$0.87
Pro Forma basic and diluted income per share	$0.00	$0.87

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

          The unaudited pro forma statement of income is presented for illustrative purposes only and is not necessarily indicative of the results of operation that would have actually been reported had the merger occurred on April 1, 2004, nor is it necessarily indicative of the future results of operation. The pro forma statement of income has been prepared based upon the Company's financial information.

Three Months Ended June 30, 2004

Pro forma revenue	$23,580,408

Pro forma net income	$66,940

Pro forma earnings per share
Basic	$0.00

Diluted	$0.00

Pro forma weighted average
common shares (in thousands)
Basic	67,023

Diluted	86,632

NOTE 5 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at June 30, 2004, are summarized as follows:

Notes payable, officer, issued from May 2003 through December 2003 pursuant to working capital loans from an officer of the Company bearing interest at 8% per annum and due in May 2004 through December 2004.	$554,000

Long Term

Notes payable, bridge loan made to the Company on June 12, 2004, evidenced by a 12% Subordinated Convertible Promissory Note. The Note shall be due and payable in four installments, December 31, 2004, March 31, 2005, July 15, 2005 and October 15, 2005. If the note is repaid before the maturity date the Company shall pay a 2.5% prepayment fee to the lender. The bridge lender received conversion rights to convert all of the outstanding principal under this note into shares of common stock at a rate of one share per $0.50.	$1,500,000

Revolving Line of Credit US Bank dated February 17, 2004 with a Credit limit of $250,000, bearing interest at prime +1%, and maturing on February 17, 2005.	$70,000

Note payable due by December 31, 2004 and July 1, 2005 with interest rates of 8% and 12% for the purpose of working capital	$400,000

Note payable party dated May 7, 2004 for the Arcadia acquisition with interest at 12% payable in one year, accrued interest will be waived if note is paid by the maturity date	$500,000

Revolving Line of Credit with Comerica dated May 7, 2004 for the Arcadia acquisition for a two year term and a credit limit of $12,000,000. The formula base is 85% of the eligible accounts receivable and an overformula advance of $1,000,000. The term on the overformula is one year. On the 7th day of each month the overformula amount shall be reduced by $83,333. On July 29, 2004, the credit limit was increased to $14,400,000.	$11,443,817

Other	$84,798

$13,998,615

Less - Current portion of long term	$2,081,969

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

NOTE 6 – Stockholder’s Equity

          On May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of Critical, consummated an Agreement and Plan of Merger under which CHC Sub, Inc., merged with and into RKDA, Inc. The purchase price paid was 21,300,000 shares of Critical common stock and 1,000,000 seven-year class A warrants exercisable at $0.50 per share. An officer of the Company contributed 1,300,000 shares of common stock owned by him back to the Company as part of this transaction. RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interests of SSAC, LLC d/b/a Arcadia Rx. (collectively “Arcadia”). RKDA had acquired Arcadia Services, Inc. on May 7, 2004.  The Company also advanced $5,000,000 to RKDA which was used to pay a portion of the cash purchase price of Arcadia Services, Inc. The cash was part of a total of $8,245,000 raised by the Company in a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated on May 27, 2004.  The offering also included 3,298,000 Class A Warrants to purchase 3,298,000 common shares of stock over seven years at an exercise price of $0.50 per share.  The Placement Agent received a 10% sales commission, reimbursement for out-of-pocket expenses and seven year warrants to purchase 2,298,000 shares of the Company’s common stock exercisable on a cashless basis at $0.50 per share.

          Three officers of the Company escrowed 6 million, 4 million and 2 million shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in each of the next two 12 month periods, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9.7 million and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12.5 million. Alternatively, the Escrow Shares shall be released in 2007 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the two 12 month periods ending March 31, 2007 of at least $22.2 million. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less for both fiscal periods. Nevertheless, twenty (20%) percent of the Escrow Shares (2.4 million shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any consecutive 45 day period is at least at $1.00 per share, even if the EBITDA thresholds are not met.

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

Table of Contents

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

Dated: September 1, 2004