Form 10-Q
period 2004-09-30
CRITICAL HOME CARE INC
filed 2004-11-15
CIK 1071941

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2004

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transition period from _________ to _________

Commission file number 000–31249

CRITICAL HOME CARE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88–0331369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200 SOUTHFIELD, MI	48076
(Address of principal executive offices)	Zip Code

Registrant’s telephone no.: 248–352–7530

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☐ Yes     ☒  No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).                     ☐ Yes     ☒ No

          As of November 12, 2004,  80,448,761 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I:  Financial Information

Item 1.            Financial Statements

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading.  Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, the quarterly report on Form 10–Q for the period ended June 30, 2004, our Current Report on Form 8–K filed on July 23, 2004, our annual report on Form 10–KSB filed on February 18, 2004, and our other filings with the Securities and Exchange Commission.  These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Critical Home Care, Inc.
Consolidated Balance Sheet
(Unaudited)

	Successor September 30, 2004	Predecessor March 31, 2004

Assets

Current Assets
Cash	$457,443	$—
Accounts receivable, net of allowance of $1,565,000 and	19,855,388	13,478,381
$848,000, respectively
Inventory, net	564,580	—
Prepaid expenses and other current assets	642,973	133,547
Prepaid workers compensation insurance	1,267,067	—
Deferred income tax	683,000	—

Total Current Assets	23,470,451	13,611,928

Fixed Assets
Equipment	492,554	—
Software	659,777	61,619
Furniture and Fixture	250,390	6,251
Leasehold improvements	144,195	7,208

	1,546,916	75,078
Accumulated depreciation and amortization	(446,766)	(73,067)

Net Fixed Assets	1,100,150	2,011

Other Assets
Goodwill	27,828,763	3,589,191
Deferred income tax	90,000	—
Deferred financing costs, net of accumulated amortization of $7,000	63,640	—

Total Other Assets	27, 982,403	3,589,191

	$52, 553,004	$17,203,130

	Successor September 30, 2004	Predecessor March 31, 2004

Liabilities and Stockholders’ Equity
Current Liabilities
Checks issued against future deposits	$—	$1,116,143
Accounts payable	1,237,679	—
Accrued expenses:
Compensation and related taxes	2,206,915	1,573,267
Commissions	515,659	470,326
Other	775,354	239,489
Accrued Interest	62,205	—
Payable to affiliate–current portion	1,341,970	1,143,804
Note payable – Officer	554,000	—
Loans – current portion	7,699,935	—
Line of credit – current portion	1,466,667	–

Total Current Liabilities	15,860,384	4,543,029

Long Term Debt, Less Current Portion	545,879	—
Line of credit, Less Current Portion	12,470,430	—
Payable to affiliate, less current portion	603,693	429,829

Total Liabilities	29,480,386	4,972,858

Commitments and Contingencies

Stockholders’ Equity
Common stock $.001 par value, 150,000,000 shares authorized,	80,449	948
80,448,761 shares issued and outstanding (Successor)
Additional paid–in capital	23,269,127	7,627,047
Retained earnings	(276,958)	4,602,277

Total Stockholders' Equity	23,072,618	12,230,272

	$ 52, 553,004	$17,203,130

Critical Home Care, Inc.
Consolidated  Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003

Net Sales	$25,512,001	$19,556,160
Cost of Sales	21,647,683	16,616,190

Gross Profit	3,864,318	2,939,970
General and Administrative Expenses	3,629,197	1,975,273
Depreciation and Amortization	53,701	5,655

Operating Income	181,420	959,042

Other Expenses
Interest Expense, Net	152,730	–
Amortization of Debt Discount	122,217	–

Total Other Expenses	274,947	–

Net Income (Loss) Before Income Tax Benefit	(93,527)	959,042

Income Tax Expense	67,139	–

Net Income (Loss)	$(160,666)	$959,042

Unaudited pro forma amounts to reflect pro forma
Income Taxes from
tax status change		326,000

Pro Forma Income After Income Tax
from tax status change		633,042

Income (Loss) Per Share:
Basic	(0.00)	1.01
Diluted	(0.00)	1.01
Proforma Income Per Share:
Basic		0.67
Diluted		0.67

Weighted average number of shares (in thousands):

Basic	68,449	948
Diluted	68,449	948

Critical Home Care, Inc.
Consolidated  Statements of Operations
(Unaudited)

	Successor	Predecessor

	Period from May 10, 2004 To September 30, 2004	Period From April 1, 2004 To May 9, 2004	Six Months Ended September 30, 2003

Net Sales	$39,133,058	$9,486,601	$37,763,822
Cost of Sales	33,147,670	8,120,463	32,086,451

Gross Profit	5,985,388	1,366,138	5,677,371
General and Administrative Expenses	5,613,299	886,916	3,886,774
Depreciation and Amortization	87,445	–	5,655

Operating Income	284,644	479,222	1,784,942
Other Expenses
Impairment of Goodwill	–	16,055	–
Interest Expense, Net	397,012	–	–
Amortization of Debt Discount	157,451	–	–

Total Other Expenses	554,463	16,055	–

Net Income (Loss) Before Income Tax Expense (Benefit)	(269,819)	463,167	1,784,942

Income Tax Expense	7,139	–	–

Net Income (Loss)	$(276,958)	$463,167	$1,784,942

Unaudited pro forma amounts to reflect pro forma
Income Taxes from
tax status change		158,000	608,000

Pro Forma Income After Income Tax
from tax status change		305,167	1,176,942

Income (Loss) Per Share:
Basic	(0.00)	0.49	1.88
Diluted	(0.00)	0.49	1.88
Proforma Income Per Share:
Basic		0.32	1.24
Diluted		0.32	1.24

Weighted average number of shares (in thousands):

Basic	68,449	948	948
Diluted	68,449	948	948

Critical Home Care, Inc.
Consolidated  Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Period From May 10, 2004 To September 30, 2004	Period from April 1, 2004 To May 9, 2004	Predecessor Six Months Ended September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(276,958)	$463,167	$1,784,942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for bad debts	204,393	42,192	209,500
Loss on disposition of asset	89,810
Depreciation and amortization	87,445	77	11,446
Amortization of debt discount and deferred financing costs	157,451	—	—
Investments write off	—	16,055	—
Changes in operating assets and liabilities
Accounts receivable	(2,730,806)	(692,193)	(1,482,673)
Inventory	(157,227)	—	—
Prepaid expenses and other current assets	(1,531,743)	27,903	37,026
Checks issued against future deposits	(850,125)	(314,025)	432,180
Accounts payable	144,005	42,823	(129,934)
Accrued expenses and other current liabilities	(204,166)	(301,999)	2,777,128
Due to related parties	(266,885)	170,915	158,251

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,334,806)	(545,085)	3,797,866
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses	(3,352,634)	—	—
Purchases of affiliates	—	(157,500)	(395,082)
Purchases of property and equipment	(15,728)	—	(2,785)
Proceeds from sale of asset	1,779	—	—

NET CASH USED IN INVESTING ACTIVITIES	(3,366,583)	(157,500)	(397,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,420,360	—	—
Net drawings on line of credit	2,493,280
Payment of long–term debt	(613,243)	—	—
Advances (dividends) from stockholder	—	702,585	(3,399,999)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,300,397	702,585	(3,399,999)

NET DECREASE IN CASH AND EQUIVALENTS	(400,992)	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	858,435	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	457,443	—	—
Supplementary information:
Cash paid during the period for –
Interest	397,012	—	—
Non cash investing activities –
Issuance of common stock for the purchase of Trinity Healthcare, Inc. and American Oxygen, Inc.	1,143,000	—	—
Non cash financing activities –
Debt issue discount	1,507,600	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements as of September 30, 2004, and for the periods ended September 30, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.

          The consolidated financial statements as of September 30, 2004 and for the three months ended September 30, 2004 and for the period from May 10, 2004 to September 30, 2004, include the accounts of Critical Home Care, Inc. and its wholly owned subsidiaries (collectively referred to as “Critical” or the “Company”).  The balance sheet as of March 31, 2004 and the statements of income for the period from April 1, 2004 to May 9, 2004, and for the three months ended September 30, 2003 and the six months ended September 30, 2003, include the accounts of Arcadia Services, Inc. (predecessor) and subsidiaries prior to the effect of the acquisition and merger described in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

MERGER AND RECAPITALIZATION

          Effective May 10, 2004, CHC Sub, Inc., a wholly owned subsidiary of the Company, merged with and into RKDA, Inc., a recently formed Michigan Corporation, (the “RKDA Merger”).  RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interest of SSAC, LLC d/b/a Arcadia Rx.  RKDA acquired Arcadia Services, Inc. on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Inc., Arcadia Services, Inc., Addus HealthCare, Inc., and the principal stockholder of Addus HealthCare, Inc. (the “Arcadia Acquisition”).  For descriptions of the terms of the RKDA Merger and the Arcadia Acquisition, please refer to the Form 8–K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2004, as amended by the accompanying Form 8–K/A filed with the Commission on July 23, 2004.

          For accounting purposes, the transaction between RKDA and Critical was considered a reverse merger, and RKDA, Inc. will be considered the acquirer of the Company for accounting purposes.

          This report should be read in conjunction with Consolidated Financial Statements of Arcadia Services, Inc. and Subsidiaries for the Years Ended March 31, 2004 and 2003, included in the Form 8–K/A filed with the Commission on July 23, 2004.

NOTE 2 – DESCRIPTION OF BUSINESS

          Critical is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and homecare services, durable medical equipment and mail order pharmaceuticals. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non–medical staffing service includes light industrial, clerical, and technical personnel. The homecare services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers.  The Company markets and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. Clients and patients are facilities and individuals residing at home. These services are generally paid for by the clients themselves, insurance companies, medicare and state medicaid waiver programs.

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

          Revenue Recognition – Revenues for services are recorded in the period the services were rendered at established rates and for products at the time of shipment.

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

          Inventories – Inventories are valued at cost. Cost is determined by first in, first out (FIFO) method.

          Fixed Assets and Depreciation – The Company’s policy is to depreciate or amortize fixed assets over the estimated useful lives of the assets (3–15 years) by use of the straight–line method.

          Impairment of Long–Lived Assets – The Company reviews its long–lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long–lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected discounted future cash flows.

          Goodwill – Goodwill represents the excess of purchase price over net assets of businesses acquired.  The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, goodwill is not amortized but is tested for impairment annually, and between annual tests in certain circumstances.  The test for impairment requires the company to make several estimates about fair value, most of which are based on projected discounted future cash flows.  The estimates associated with the goodwill impairment test are considered critical due to judgment required in determining fair value amounts, including projected discounted future cash flows.  Changes in these estimates may result in the recognition of an impairment loss.

          Earnings (Loss) Per Share – Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock. Outstanding stock options to acquire common shares, and outstanding warrants to acquire common shares,  have not been considered in the computation of dilutive loss per share since their effect would be antidilutive.

          Income Taxes – Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

          Prior to May 10, 2004, Arcadia Services, Inc. elected to be taxed as a Subchapter S–corporation with the individual shareholders reporting their respective share of income on their income tax return. Accordingly, the Company has no deferred tax assets or liabilities arising in prior periods.

          The Company has provided a valuation allowance for the deferred tax assets related to the approximate $2,300,000 operating carryovers of Critical expiring through 2024. Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a change in control has taken place. Since the change in control has taken place, utilization of the Company’s NOLs will be subject to limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOL’s.

          Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are more likely than not to be realized.

Stock Based Compensation –

          The Company accounts for its stock option plan under SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value–based method had been applied to all awards.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003

Net income (loss) as reported	$(160,666)	$959,042

Less: Total stock–based employee compensation expense determined under the fair value method, net of related tax effects	(3,000)	–

Pro Forma net income (loss)	$(163,666)	$959,042

Net income (loss) per share:
Basic and diluted income per share as reported	$0.00	$1.01
Pro Forma basic and diluted income per share	$0.00	$1.01

	Successor For the Period Ended September 30, 2004	Predecessor For the Six Months Ended September 30, 2003

Net income (loss) as reported	$(276,958)	$1,784,942

Less: Total stock–based employee compensation expense determined under the fair value method, net of related tax effects	(6,000)	–

Pro Forma net income (loss)	$(282,958)	$1,784,942

Net income (loss) per share:
Basic and diluted income per share as reported	$0.00	$1.88
Pro Forma basic and diluted income per share	$0.00	$1.88

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

          The unaudited pro forma statement of income is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the merger occurred on April 1, 2004, nor is it necessarily indicative of the future results of operation. The pro forma statement of operations has been prepared based upon the Company's financial information.

Six Months Ended September 30, 2004

Pro forma revenue	$49,092,409

Pro forma net loss	$(93,727)

Pro forma earnings per share
Basic	$0.00

Diluted	$0.00

Pro forma weighted average
common shares (in thousands)
Basic	68,449

Diluted	68,449

NOTE 5 – NOTE PAYABLE – OFFICER

Notes payable, officer, issued from May 2003 through December 2003 pursuant to working capital loans from an officer of the Company bearing interest at 8% per annum and due in December 2004.	$554,000

NOTE 6 – LONG–TERM DEBT

Long term debt at September 30, 2004 is summarized as follows:

Note payable dated September 10, 2004 bearing interest at the rate of 6% per year. The note is payable in full with interest by June 21, 2005. The Company can extend the payment date to September 21, 2005 and the interest rate will be increased to 12 % during the extension period. The lender also received the option to purchase up to 3,150,000 warrants at a purchase price of $0.95 per share. The option to purchase warrants expires on September 21, 2009. The note payable of $5,000,000 is shown net of debt discount of $1,046,341	$3,953,659

Subordinated convertible Note  payable, dated June 12, 2004, and bearing interest of
12%. The Note shall be due and payable in three installments of $250,000 on
 December 31, 2004, March 31, 2005 and July 15, 2005 with the balance of $750,000 due on October 15, 2005. If the note is repaid before the maturity date the Company shall pay a 2.5% prepayment fee to the lender. The  lender also received conversion rights to convert all of the outstanding principal under this note into shares of common stock at a rate of one share per $0.50.  The note payable of $1,500,000 is shown net of debt discount of $303,808

1,196,192

Notes payable to the selling shareholders of Trinity dated September 23, 2004 and bearing simple interest of 8% per year due January 15, 2005.	975,510

Note payable to the selling shareholders of Trinity dated September 23, 2004 and bearing simple interest of 8% per year payable in quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006.	660,740

Note payable to seller dated May 7, 2004 for the Arcadia acquisition with interest at 12% payable in one year, accrued interest will be waived if note is paid by the maturity date	500,000

Note payable to the selling shareholders of Trinity dated September 23, 2004, to be paid in the company’s common stock based on approximate fair value at the transaction date, on January 15, 2005 ($86,875) and January 15, 2006 ($260,625).	347,500

Note payable due by July 1, 2005 with interest rates of 12%	275,000

Revolving Line of Credit US Bank dated February 17, 2004 with a Credit limit of $250,000, bearing interest at prime +1% effectively 5.75% at September 30, 2004, and maturing on February 17, 2005.	155,526

Other	181,687

8,245,814

Less – Current portion of long term debt	7,699,935

$545,879

NOTE 7 –  LINE OF CREDIT – ARCADIA

          On May 7, 2004, Arcadia Services, Inc. and three of its wholly owned–subsidiaries entered into a Credit Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $14,400,000 due May 7, 2006. The formula base is 85% of the eligible accounts receivable and an overformula advance of $1,467,000. The term on the overformula is one year. The overformula advance shall be paid as follows: $300,000 due November 15, 2004, $83,333 per month from October 7, 2004 through May 7, 2005 and an additional $125,000 per month from February 7, 2005 through May 7, 2005. The initial advance of $11 million was used to fund a portion of the purchase price of the common stock of Arcadia by RKDA from the seller.  RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank security interests in all of their assets and the seller subordinated $500,000 of indebtedness of Arcadia to Arcadia’s indebtedness to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica Bank over all indebtedness of Arcadia and its subsidiaries.

          Advances under the credit facility bear interest at the prime–based rate (as defined) or the Eurodollar–based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia common stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants. Amounts outstanding under this agreement totaled approximately $13,937,000 at September 30, 2004, of which $1,467,000 is classified as current and $12,470,000 classified as long–term.

NOTE 8 –  ACQUISITIONS

            On July 30, 2004 the Company purchased selected assets of the Staffing Source of St. Petersburg, Florida. The Staffing Source, Inc. with offices in Bradenton, Clearwater and St. Petersburg provides temporary personnel for health care facilities and other business. It reported 2003 sales of $3.3 million. The purchase price is computed per a specified formula based on the annualized revenue, with a minimum total payment of $480,000 and a maximum total payment of $600,000.

            On August 20, 2004 the Company purchased American Oxygen, Inc. of Peoria, Illinois. The purchase price was 200,000 shares of the Company valued at $186,000. American Oxygen operates from two locations in Illinois and sells durable medical equipment, including respiratory/oxygen.

            On August 30, 2004 the Company purchased selected assets of Merit Staffing Resources, Inc (Merit). Merit provides temporary personnel for healthcare facilities and other businesses.  It has offices in Danvers, Dedham, Lakeville, Sandwich, and Weymouth, Massachusetts and reported 2003 sales of $4.7 million. The purchase price is (a) cash equal to a specified percentage of the seller’s accounts receivable under 120 days outstanding as of closing, plus $200,000, subject to a total maximum cash payment at closing of $1.6 million plus (b) forty eight monthly payments computed per a specified formula based on gross margin with a minimum total payment of $864,000 and a maximum total payment of $1.6 million.

            On September 23, 2004 the Company purchased Trinity Healthcare of Winston–Salem, Inc (Trinity). The acquisition was a stock purchase and the price was $5.4 million. Trinity provides oxygen and other respiratory services, as well as home intravenous therapy services. Trinity has locations in Winston–Salem and Huntersville, North Carolina, and Marietta and Demorest, Georgia. Two of Trinity’s selling shareholders were paid the following portions of the purchase price at closing on September 23, 2004:  (a) payment of $2.5 million in cash; (b) issuance of 1,075,410 shares of the Company’s common stock with an aggregate value of $916,250; and (c) delivery of a promissory note in the aggregate principal amount of $660,740, secured by a wholly owned subsidiary under a security agreement subordinated to their primary lender. The promissory note’s term is 21 months beginning January 15, 2005 and maturing October 15, 2006.  The promissory note bears simple interest at 8% per annum commencing January 15, 2005 and provides for equal quarterly payments of principal and interest.  Payment of the promissory note is subject to SSAC’s rights of recoupment/offset and is guaranteed by the Company per an unsecured guaranty. Trinity’s two other selling shareholders will be paid the following portions of the purchase price by January 15, 2005:  (a) $975,510 payable in cash, subject to SSAC’s rights of recoupment/offset and the Company’s unsecured guaranty; and (b) 407,864 shares of the Company’s common stock with an aggregate value of $347,500, of which 305,898 shares with an aggregate value of $260,625 will be escrowed for one year.  The escrowed shares will be subject to SSAC’s rights of recoupment/offset.  Subject to recoupment/offset, the escrowed shares will be released to the two shareholders by January 15, 2006.

NOTE 9 – AFFILIATE PAYABLE

          Arcadia Services, Inc (Arcadia) a wholly owned subsidiary of the Company  operates primarily through a network of affiliated agencies throughout the United States.  These affiliated agencies are owner–managed businesses, which have been contracted by the Company to sell services under the Arcadia name.  The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliates operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region.  The field service employees are employees of  Arcadia. Arcadia provides sales and marketing support to the affiliates and develops and maintains operating manuals that provide suggested standard operating procedures for the affiliates.

          Each affiliate receives a weekly commission amount based on a percentage of the gross margin of the business generated by the affiliate.  Gross margin is computed by taking the gross amounts billed to Arcadia’s customers in any given week and deducting the total weekly wages, payroll–related taxes and insurance costs (workers’ compensation and disability, as required by law) for field service personnel.

          The affiliate agreement also provides an affiliate reserve for bad debts that are charged against the affiliate’s weekly commission amount.  The affiliate reserve is computed based on 1% of gross sales (billings).  The total amount that can be held by Arcadia is limited to 10% of the current outstanding balance of accounts receivable related to the affiliate. In addition, affiliates are required to reimburse the Company for 50% of any loss  resulting from bad debt experience on accounts receivable.  When a write off happens it is taken against the reserve as opposed to the weekly commission. The total reserve held as of September 30, 2004 is $968,297.

          When Arcadia purchases the customers and hires the employees of an affiliate they will pay additional consideration of up to 10% of first–year revenues generated by the affiliate for affiliating with Arcadia. The estimated payments are accrued on the transaction date. Payments are made in monthly installments over a three–year period. The amounts in excess of one year are considered long term. The short term consideration is $466,000 and the long term consideration amount is $670,059.

          In addition to the consideration, Arcadia may provide cash advances to affiliates to assist the affiliates in beginning their operations or starting up new offices.  These loans are typically $5,000 to $20,000 and are repaid through a reduction of commissions on a mutually agreed upon repayment schedule. The short term portion of the loans is $92,327 and the long term portion is $66,366.

NOTE 10 – STOCKHOLDERS’ EQUITY

          On May 10, 2004, CHC Sub, Inc., a wholly–owned subsidiary of Critical, consummated an Agreement and Plan of Merger under which CHC Sub, Inc., merged with and into RKDA, Inc. The purchase price paid was 21,300,000 shares of Critical common stock and 1,000,000 seven–year class A warrants exercisable at $0.50 per share. The Company retired 1,300,000 shares of the Company’s common stock as part of this transaction. RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interests of SSAC, LLC d/b/a Arcadia Rx. (collectively “Arcadia”). RKDA had acquired Arcadia Services, Inc. through a stock purchase on May 7, 2004.  The Company raised $8,245,000 through a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated on May 27, 2004.  The offering also included 3,298,000 Class A Warrants to purchase 3,298,000 common shares of stock over seven years at an exercise price of $0.50 per share.  The Placement Agent received a 10% sales commission, reimbursement for out–of–pocket expenses and seven year warrants to purchase 2,298,000 shares of the Company’s common stock exercisable on a cashless basis at $0.50 per share.

          Three officers of the Company escrowed 6 million, 4 million and 2 million shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9.7 million and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12.5 million. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22.2 million. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Nevertheless, twenty (20%) percent of the Escrow Shares (2.4 million shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any consecutive 45 day period is at least at $1.00 per share, even if the EBITDA thresholds are not met. Upon release of any Escrow Shares, the Company will recognize expense equal to the fair value of the shares at the release date.

          On May 25, 2004, the Company entered into separate agreements with certain managerial employees of Arcadia Services, Inc., that entitled the employees to each purchase 200,000 and 240,000 shares, of the Company's common stock at $0.25 per share.

NOTE 11 – INCOME TAXES

          Although the Company experienced a loss for the quarter ended September 30, 2004 and the period May 10, 2004 through September 30, 2004, the Company recognized income tax expense of $67,139 and $7,139 for these periods, respectively.  Income tax expense relates to state income taxes as a result of the Company's multi–state locations.

NOTE 12 – COMMITMENTS

EMPLOYMENT AGREEMENTS

          Three officers of the Company entered into substantially similar employment agreements on May 7, 2004, as Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one–year periods unless terminated on three months’ prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Messrs. Elliott, Kuhnert, or Bensol’s employment is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined), then such executive shall receive twice his base salary. Upon a change in control, other than the RKDA Merger, if the executive’s employment is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year.  Each executive agreed not to compete with the Company within North America for the one–year–period following termination of his employment.

          Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are likely to be achieved.

     SETTLEMENT OF CERTAIN LIABILITIES

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10–QSB.

          Statements contained in this report include “forward–looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and as construed by court opinions. Forward–looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward–looking statements not to occur or be realized. Such forward–looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward–looking statements may be identified by the use of forward–looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

          Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10–Q, our Quarterly Report on Form 10–Q for the period ended June 30, 2004, our current report on Form 8–K filed on July 23, 2004, our Annual Report on Form 10–KSB filed on February 18, 2004 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward–looking statements made in this Form 10–Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward–looking statements to reflect changes in our expectations or future events.

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

          Goodwill – Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill was previously amortized on the straight–line method over periods ranging from seven to fifteen years. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, goodwill is not amortized but is tested for impairment annually, and between annual tests in certain circumstances.  The test for impairment requires the company to make several estimates about fair value, most of which are based on projected discounted future cash flows.  The estimates associated with the goodwill impairment test are considered critical due to judgment required in determining fair value amounts, including projected discounted future cash flows.  Changes in these estimates may result in the recognition of an impairment loss.

Results of Operations

          The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30,2003.

          Sales for the three months ended September 30, 2004 increased by $5,955,841, or 30%, to $25,512,001 as compared to $19,556,160 for the three months ended September 30, 2003. The increase in the amount of $1,016,182 is attributable to the operations of the entities that merged into the company effective May 10, 2004, $3,146,562 is attributable to the three acquisitions done  to the affiliate network prior to the quarter ended September 30, 2004, and $919,921 is attributable to the four acquisitions done during the quarter ended September 30, 2004.  See notes to consolidated financial statements for discussion of various acquisitions made during the three months ended September 2004. In addition, the Company had internal growth of $ 873,176 during the three months ended September 2004.  There were no significant changes in sales prices during the quarter ended September 30, 2004.

          Gross profit for the quarter ended September 30, 2004 remained consistent with the quarter ended September 30, 2003 at 15.1%.

          General and administrative expenses for the quarter ended September 30, 2004 were $3,629,197 compared to $1,975,273 for the three months ended September 30, 2003. The increase of $1,653,924, or 84%, consists of additional general and administrative expenses of the merged entities as discussed in Notes to the consolidated financial statements.

            Depreciation  expense was $53,701 for the three months ended September 30, 2004 compared to $5,655 for the three months ended September 30, 2003. The increase of $48,046 consists primarily of additional depreciation expenses of the merged entities as discussed in Notes to the consolidated financial statements.

          Interest expense was $152,730 for the three months ended September 30, 2004. There was no interest expense for the three months ended September 30, 2003. Interest expense incurred in the three months ended September 30, 2004 is interest paid as a result of borrowings related to the acquisitions discussed in the notes to the consolidated financial statements.

          Amortization of deferred debt discount was $122,217 for the three months ended September 30, 2004  of which $116,458 represents the amount related to the bridge loan and the remaining $5,759 represents amount related to the note payable. The deferred debt discount is the fair value of stock options and warrants granted to certain noteholders as explained in Note 5 to the consolidated financial statements. The deferred debt discount is being amortized over the life of the promissory note.

          The Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30,2003.

          Sales for the six months ended September 30, 2004 are split between the Predecessor and Successor companies. The sales from May 10, 2004 to September 30, 2004 were $39,133,058 and from April 1, 2004 to May 9, 2004 were $9,486,601. The combined sales for the six months ended September 30, 2004 increased by $10,855,837, or 29%, to $48,619,659 as compared to $37,763,822 for the six months ended September 30, 2003. The increase in the amount of $1,727,438 is attributable to the operations of the entities which merged into the Company effective May 10, 2004, $5,857,949 is attributable to the acquisitions done prior to the quarter ended September 30, 2004 and $919,921 is attributable to the four acquisitions that were done during this quarter. See notes to consolidated financial statements for discussion of various acquisitions made during the six months ended September 2004. In addition, the Company had internal growth of $2,350,529 during the six months ended September 2004. There were no significant changes in sales prices during the period May 10, 2004 through September 30, 2004.

          Gross profit for the period from May 10, 2004 to September 30, 2004 is 15.3% and for the period from April 1, 2004 to May 9, 2004 is 14.4%.  The combined gross profit for the six months ended September 30, 2004 was consistent with the six months ended September 30, 2003 at 15.1%.

          General and administrative expenses for the period from May 10, 2004 to September 30, 2004 were $5,613,299 and for the period from April 1, 2004 to May 9, 2004 were $886,916. Combined general and administrative expenses totaled $6,500,215 for the six months ended September 30, 2004 compared to $3,886,774 for the six months ended September 30, 2003. The net increase of $2,613,441, or 67%, consists of additional the general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements.

          Depreciation  expense was $87,445 for the six months ended September 30, 2004 compared to $5,655 for the six months ended September 30, 2003. The increase of $81,790 consists primarily of additional depreciation expenses of the merged entities as discussed in Notes to the consolidated financial statements

          Interest expense was $397,012 for the six months ended September 30, 2004. There was no interest expense for the six months ended June 30, 2003. Interest expense incurred in the six months ended September 30, 2004 included $220,913 of interest to the bank, $45,000 of interest on the bridge loan, $90,000 of interest for the conversion rights for the note, and $41,099 of interest to the various note payables. The increase in interest expense is a result of borrowings resulting from the acquisitions of the various merged entities as discussed in the notes to the consolidated financial statements.

          Amortization of deferred debt discount was $157,451 for the six months ended September 30, 2004 of which $151,692 represents the amount related to the bridge loan and the remaining $5,759 represents the amount related to other notes payable. The deferred debt discount is the fair value of stock options and warrants granted to certain noteholders as explained in Notes to the consolidated financial statements. The deferred debt discount is being amortized over the life of the promissory note.

Liquidity and Capital Resources

          The Company’s primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries.

          Prior to September 30, 2004, the Company consummated the merger with and into RKDA. This transaction was preceded by the Company obtaining a bridge loan in the amount of $1.5 million. Simultaneous with the RKDA Merger the Company completed the minimum amount of $8 million of a Regulation D Private Placement (the “Offering”). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000  shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% commission and reimbursement of out–of–pocket expenses. The Company used $5 million of the net proceeds to complete the RKDA Merger as described in Note 2, and used the balance for working capital.

          On May 7, 2004, Arcadia Services, Inc. and three of its wholly–owned subsidiaries entered into a Loan Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006. The initial advance on May 7, 2004, was in the amount of $11 million. The initial advance was immediately distributed up to RKDA, Inc., to fund a portion of the purchase price of the capital stock of Arcadia by RKDA from the seller and to pay expenses associated with the transaction. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank a security interest in all of their assets and the seller subordinated $500,000 indebtedness of Arcadia to Arcadia’s indebtedness to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica over all indebtedness of Arcadia and its subsidiaries. On July 29, 2004 the credit limit was increased to $14.4 million

          Advances under the credit facility bear interest at the prime–rate (as defined) or the Eurodollar–based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia capital stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants.

         On September 21, 2004 the company obtained promissory note in the amount of $5 million to fund acquisitions. The promissory note bears an interest rate of 6% per annum. The note is due on or before June 21, 2004. The note may be extended at the company’s discretion  for three months bearing a 12% interest rate per annum. The lender also received a warrant to purchase 3,150,000 shares of common stock of the company at $0.95 per share.  The value of these options is being expensed over the life of the note.

Contractual Commitments

          As of  September 30, 2004 the Company had contractual obligations in the form of non–Cancelable operating leases and employment agreements as follows:

	Payments due by March 31,

	Total	2005	2006	2007	2008	2009

Operating Leases	$1,938,336	$464,149	$533,234	$496,299	$375,604	$69,050
Employment Agreements	900,000	487,500	412,500	–	–	–

Total	$2,838,336	$951,649	$945,734	$496,299	$375,604	$69,050

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.            Controls and Procedures.

          Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of September 30, 2004, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Controls.  During our fiscal quarter ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II:  Other Information

Item 1.            Legal Proceedings.

            During our fiscal quarter ended September 30, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries was a party or of which any of their property was the subject.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

          Sandgrain Securities, Inc.

          On August 10, 2004, the Company engaged Sandgrain Securities, Inc. (“Sandgrain”) as a strategic and investment advisor for a period of six months.  In connection with such engagement, the Company granted Sandgrain and certain of its key employees with 375,000 Class A Warrants to purchase 375,000 shares of Common Stock of the Company.  Such Class A Warrants have an exercise price of $0.25 per share and are exercisable for a period of five years.  The shares issuable upon exercise of the Class A Warrants carry certain registration rights.

          The Sandgrain transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the transaction did not involve any public offering.  The sale of these securities were made without general solicitation or advertising and the transaction did not involve an underwriter.  All of the securities certificates issued in the transaction bear appropriate legends providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required.

          American Oxygen, Inc.

          As reported in the Current Report on Form 8–K filed on September 2, 2004, on August 20, 2004, SSAC, LLC, a second–tier, wholly–owned subsidiary of the Company, purchased all the issued and outstanding shares of stock of American Oxygen, Inc. of Peoria, Illinois (“American Oxygen”) in exchange for 200,000 shares of common stock and certain registration rights relative to such shares.  American Oxygen, operating from two locations in Illinois, sells and rents durable medical equipment, including respiratory/oxygen equipment.

          The American Oxygen transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the transaction did not involve any public offering.  The sale of these securities were made without general solicitation or advertising.  There was no underwriter.  All of the securities certificates issued in the transaction bear appropriate legends providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required.

          BayStar Capital, II, L.P.

          As reported in the Current Report on Form 8–K filed on September 27, 2004, the Company, on September 21, 2004, entered into a Promissory Note and Warrant Purchase Agreement with BayStar Capital, II, L.P. (“BayStar”), a shareholder of the Company.  BayStar contemporaneously purchased from the Company a Promissory Note and a Warrant to purchase shares of the Company’s common stock.

          The Promissory Note is in the principal amount of $5 million and bears interest at 6% per annum, compounded quarterly.  The Promissory Note is payable on or before June 21, 2005.  The Company may extend the term of the Promissory Note for an additional three months, in which case the interest rate increases to 12% per annum during the three–month extension period.  The Warrant permits BayStar to purchase up to 3,150,000 shares of the Company’s common stock at $0.95 per share.  The Warrant expires on September 21, 2009.  The shares issuable upon exercise of the Warrant carry certain registration and other rights.

          The Promissory Note and Warrant sold to BayStar were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.  The transaction is exempt under Section 4(2) of the Securities Act of 1933 because it does not involve a public offering.  The sales of these securities were made without general solicitation or advertising.  There was no underwriter.  The transaction is exempt under Rule 506 of Regulation D on the basis that BayStar, an existing shareholder of the Company, is an accredited investor as defined in Rule 501(a) of Regulation D.

          All of the securities certificates issued in the BayStar transaction bear appropriate legends providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required.

          Trinity Healthcare of Winston–Salem, Inc.

          As reported in the Current Report on Form 8–K filed on September 27, 2004, the Company’s second–tier, wholly–owned subsidiary, SSAC, LLC (“SSAC”), entered into an agreement on September 23, 2004 to acquire all of the outstanding common stock of Trinity Healthcare of Winston–Salem, Inc. (“Trinity”) for a purchase price of $5.4 million, payable to Trinity’s four shareholders.  The purchase price is subject to a downward adjustment based on the collections of accounts receivables over the nine–month period beginning August 31, 2004.

          Two of Trinity’s selling shareholders were paid the following portions of the purchase price at closing on September 23, 2004:  (a) payment of $2.5 million in cash; (b) issuance of 1,075,410 shares of the Company’s common stock with an aggregate value of $916,250; and (c) delivery of a promissory note in the aggregate principal amount of $660,740, secured by SSAC under a security agreement subordinated to SSAC’s primary lender.

          Trinity’s two other selling shareholders will be paid the following portions of the purchase price by January 15, 2005:  (a) $975,510 payable in cash, subject to SSAC’s rights of recoupment/offset and the Company’s unsecured guaranty; and (b) 407,864 shares of the Company’s common stock with an aggregate value of $347,500, of which 305,898 shares with an aggregate value of $260,625 will be escrowed for one year.  The escrowed shares will be subject to SSAC’s rights of recoupment/offset.  Subject to recoupment/offset, the escrowed shares will be released to the two shareholders by January 15, 2006.

          All shares of the Company’s common stock acquired by Trinity’s selling shareholders are subject to certain registration rights.

          In the Stock Purchase Agreement, SSAC agreed to cause the Company to issue 150,000 shares of its common stock to certain Trinity employees (other than Trinity’s shareholders), in satisfaction of certain liabilities Trinity owed to such employees as of the closing date.  On September 23, 2004, the Company issued 150,000 shares of its common stock, with an aggregate value of $127,800, to the Trinity employees.

          The shares of the Company’s common stock delivered to Trinity’s selling shareholders and Trinity’s employees were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  These transactions are exempt under Section 4(2) of the Securities Act of 1933 because they do not involve a public offering.  These securities were issued without general solicitation or advertising.  There was no underwriter.  The Company did not receive any proceeds from Trinity’s shareholders or employees in connection with the issuance of the shares of the Company’s common stock.  Trinity’s selling shareholders were (or will be) issued shares of the Company’s common stock as partial payment of the purchase and sale of Trinity’s common stock.  Trinity’s employees were issued shares of the Company’s common stock in satisfaction of certain liabilities Trinity owed such employees as of the closing date.

          All of the securities certificates issued in the Trinity transaction bear appropriate legends providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required.

Item 3.            Defaults Upon Senior Securities.

            None.

Item 4.            Submission of Matters to a Vote of Security Holders.

            No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.            Other Information.

             There is no information required to be disclosed in a report on Form 8–K during the period covered by this report, but not reported.

Item 6.            Exhibits.

Exhibit No	Exhibit Description
10.1	Promissory Note and Warrant Purchase Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.2	Critical Home Care, Inc. Promissory Note in the principal amount of $5,000,000 bearing interest at 6%, compounded quarterly, dated September 21, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.3	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.4	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.5	Stock Purchase Agreement by and among SSAC, LLC (“Buyer”), Trinity Healthcare of Winston–Salem, Inc. (“Company”), and Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (“Sellers”), dated September 23, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).
10.6	SSAC, LLC Promissory Note in the principal amount of $660,774 bearing interest at 6%, compounded quarterly, dated September 23, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.7	Subordinated Security Agreement by and between Roy Hathcock and Dale Benzine (the “Secured Party) and SSAC, LLC (the “Debtor”), dated September 23, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).
10.8	Guaranty dated September 23, 2004, given by Critical Home Care, Inc. in favor of Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.9	Escrow Agreement made on September 23, 2004, by and among SSAC, LLC (the “Buyer”), Chris Norman and Marc Leonard, and Kerr, Russell and Weber, PLC (the “Escrow Agent”) (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).

10.10	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 2, 2004 and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer required by rule 13a–14(a) or rule 15d–14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a–14(a) or rule 15d–14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes–Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes–Oxley Act of 2002.

99.1	Press Release dated September 24, 2004, relating to acquisition of Trinity Healthcare of Winston–Salem, Inc. (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 27, 2004 and incorporated herein by this reference).
99.2	Press Release dated September 1, 2004 issued by Critical Home Care, Inc. relating to acquisition of assets of Merit Staffing Resources, Inc. (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 2, 2004 and incorporated herein by this reference).

99.3	Press Release dated August 25, 2004 issued by Critical Home Care, Inc. relating to financial results for the period ended June 30, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on September 1, 2004 and incorporated herein by this reference).

99.4	Press Release dated July 30, 2004 announcing purchase of substantially all of the assets of the Staffing Source, Inc. by the Company’s wholly–owned subsidiary Arcadia Health Services, Inc. (filed as an exhibit to the Company’s Current Report on Form 8–K filed on July 30, 2004 and incorporated herein by this reference).

99.5	Press Release announcing John T. Thornton’s appointment to Board of Directors (filed as an exhibit to the Company’s Current Report on Form 8–K/A filed on July 28, 2004 and incorporated herein by this reference).

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

Dated: November 12, 2004

s