Form 10KSB
period 2004-03-31
CRITICAL HOME CARE INC
filed 2004-11-16
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended ________________

OR

[ X ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from October 1, 2003 to March 31, 2004.

Commission file number 000-31249

CRITICAL HOME CARE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200 SOUTHFIELD, MI	48076
(Address of principal executive offices)	Zip Code

Issuer’s telephone number: (248) 352-7530

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the issuer’s most recent fiscal year: $2,011,000.

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such stock as of November 9, 2004 was $24,449,362.

As of November 9, 2004, 80,448,761 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-KSB. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

ii

Part I

References in this transition report to "Critical Home Care," "CHC,"  "Critical," the "Company," "we," "us" and "our" refer to Critical Home Care, Inc. and its subsidiaries, unless the context requires otherwise.

Item 1.     Description of Business.

Introduction

The Company files this transition report for the transition period beginning October 1, 2003 through March 31, 2004, due to the change in the Company’s fiscal year end from September 30 to March 31. This change in fiscal year end was made by the Company’s Board of Directors on June 22, 2004.

 After the transition period ended on March 31, 2004, Critical acquired RKDA, Inc. (“RKDA”) on May 10, 2004. This acquisition is described below in Recent Developments. The Company’s financial information included with this transition report omits the consolidated operations of RKDA, because Critical acquired RKDA following the end of the transition period. Financial information of the Company for the three month period ended June 30, 2004 includes the consolidated operations of RKDA and has been filed with the Securities and Exchange Commission (the “Commission”) on forms 8-K/A (filed July 23 and July 28, 2004), 10-Q (filed August 20, 2004) and 10-Q/A (filed September 1, 2004). These forms are available for review on the Commission’s website (www.sec.gov) and may be accessed through the Company’s website (www.criticalhomecare.com).

The Company acquired RKDA through a reverse acquisition whereby RKDA is treated as the acquirer for accounting purposes. RKDA had previously acquired Arcadia Services, Inc., a Michigan corporation (“Arcadia”) and SSAC, LLC, a Florida limited liability company, doing business as “Arcadia RX” (“Arcadia RX”), on May 7, 2004. Arcadia is a national provider of staffing and home care services with reported sales of approximately $78 million and $76 million in the fiscal years ended March 31, 2004 and 2003, respectively. Arcadia Rx is a full service mail order pharmacy based in Paducah, Kentucky with annual revenues of approximately $2.5 million.

Due to Arcadia’s sales volumes and RKDA’s lack of historical operations before it acquired Arcadia and Arcadia Rx, Arcadia, for accounting purposes, is considered the predecessor to RKDA, and the historical financial statements of the Company are those of the predecessor company Arcadia, beginning May 10, 2004. The Company’s financial information included with this transition report omits the consolidated operations of RKDA (including those of Arcadia and Arcadia Rx), because the transition period from October 1, 2003 through March 31, 2004 precedes the RKDA reverse acquisition.

The Company was incorporated in Nevada on December 30, 1994 as Mojave Southern, Inc. The Company operated as a blind pool until September 26, 2002, when it completed the reverse acquisition with Critical Home Care, Incorporated, a Delaware corporation, and changed its name to Critical Home Care, Inc. Before we acquired RKDA on May 10, 2004, our business was limited to selling and renting durable medical equipment, surgical supplies, orthotic and prosthetic products, oxygen and other respiratory therapy services and equipment, principally through retail outlets in the New York metropolitan area. We had annual sales of approximately $4 million and continuing losses, cash flow problems and going concern issues.

Recent Developments

The following sections describe recent developments since March 31, 2004, including a description of the reverse acquisition of RKDA, resulting changes to the Company, and recent acquisitions. These recent developments are reported in the Company’s filings with the Commission, including the information statement pursuant to Rule 14F-1 (filed April 28, 2004), form 8-K (filed May 24, 2004), form 8-K/A (filed July 23 and July 28, 2004), form 10-Q (filed August 20, 2004) and form 10-Q/A (filed September 1, 2004). These documents are available for review on the Commission’s website (www.sec.gov) and may be accessed through the Company’s website (www.criticalhomecare.com).

Arcadia and Arcadia Rx Acquisitions

We acquired Arcadia and Arcadia Rx through a reverse merger financed, in part, by private investment in public equity (i.e., the Company’s Common Stock), a transaction commonly called a “PIPE.” Before these acquisitions, Arcadia and Arcadia Rx were privately owned businesses. Arcadia is a national provider of staffing and home care services currently operating in 21 states through 56 affiliated and 13 company-owned offices. Arcadia reported sales of approximately $78 million and approximately $76 million for the fiscal years ended March 31, 2004 and 2003, respectively. Arcadia Rx is a full service mail order pharmacy based in Paducah, Kentucky with annual revenues of approximately $2.5 million.

Under the reverse merger, our wholly owned subsidiary CHC Sub, Inc. merged with and into RKDA, Inc., a Michigan  corporation ("RKDA") owned by John E. Elliott, II ("Elliott") and Lawrence R. Kuhnert ("Kuhnert") (the "RKDA Merger"). The RKDA Merger was effective May 10, 2004. RKDA survived the merger.

RKDA purchased all of Arcadia’s capital stock on May 7, 2004 from a privately owned company. The purchase price was $16.8 million, payable as follows: $16.1 million in cash, a $500,000 promissory note payable one year after closing, and $200,000 accrued in accounts payable. In addition, RKDA paid $557,109 of bonuses to certain Arcadia employees. RKDA paid the purchase price and bonus payments with a $5 million loan from the Company, a revolving bank loan initially for $11 million, a $100,000 cash deposit, the delivery of an unsecured, subordinated $500,000 promissory note to the seller, and $200,000 accrued in accounts payable.

The Company raised the $5 million it loaned RKDA as part of a Regulation D (Rule 506) Private Placement Offering—i.e., the PIPE. The Regulation D Private Placement Offering is described below.

Pursuant to the RKDA Merger, Messrs. Elliott and Kuhnert transferred to RKDA their membership interests in SSAC, LLC, a Florida limited liability company, doing business as “Arcadia Rx.” They additionally transferred all of their RKDA capital stock to the Company. Immediately prior to the RKDA Merger, David Bensol (“Bensol”), then the Company’s Chief Executive Officer and a director, transferred to the Company 1,300,000 shares of the Company’s Common Stock owned by him and settled certain obligations for the Company.

On May 10, 2004, the Company issued Messrs. Elliott and Kuhnert 21,300,000 shares of its Common Stock and 1,000,000 Class A Warrants to purchase 1,000,000 shares of the Company’s Common Stock at $0.50 per share within seven years. As a result, Messrs. Elliott and Kuhnert were deemed to be the beneficial owners of 22,300,000 shares of the Company’s Common Stock. As of May 10, 2004, there were 76,393,351 shares of the Company’s Common Stock outstanding. The 22,300,000 shares of the Company’s Common Stock of which Messrs. Elliot and Kuhnert were deemed to be the beneficial owners represented 29.20% of the 76,393,351 shares of Common Stock outstanding as of May 10, 2004.

As of October 1, 2004, 80,448,761 shares of Common Stock are outstanding. The 22,300,000 shares of the Company’s Common Stock of which Messrs. Elliott and Kuhnert are deemed to be the beneficial owners represent 27.71% of the 80,448,761 shares of Common Stock outstanding as of October 1, 2004.

Change in Control of the Board of Directors

Messrs.  Elliott and Kuhnert obtained control of the Company’s Board of Directors effective with the closing of the RKDA Merger.  Effective May 10, 2004, Messrs.  Elliott and Kuhnert were elected to the Board to fill two vacancies.  Under the terms of the RKDA Merger,  Messrs.  Elliott and Kunhert had the right to elect one additional director to the Board. John. T. Thornton was elected to the Board effective June 15, 2004.

Before the RKDA Merger, former director Delbert Spurlock chose not to run for election at the annual meeting of the Company’s shareholders held on May 4, 2004, and no one ran for or was elected to this director position at that time. Per the terms of the RKDA Merger, former directors Barbara Levine and Bradley Smith resigned from the Company’s Board of Directors upon completion of the RKDA Merger. Mr. Spurlock’s declination to run for election and the resignations of former directors Barbara Levine and Bradley Smith left open three of the five seats on the Company’s Board of Directors.

Pursuant to the RKDA Merger,  Mr. Elliott became the Company’s Chairman and Chief Executive  Officer.  Mr. Kuhnert became the Company’s  President, Chief  Operating  Officer and  Treasurer.  The Board  subsequently  appointed Mr. Kuhnert as the Company’s  Vice Chairman of Finance,  which is the Company’s principal  financial and accounting  officer.  Mr. Bensol, the Company’s Chief Executive Officer before the RKDA Merger,  became the Company’s  Executive Vice President and retained his position as a director. Neither Mr. Elliott nor Mr. Kuhnert had any material relationship with the Company before the RKDA Merger.

On May 7, 2004, Messrs. Elliott and Kuhnert, Mr. Bensol, Bradley Smith, and five shareholders of the Company entered into a voting agreement (the “Voting Agreement”). The Voting Agreement provides Messrs. Elliott and Kuhnert the right to control the vote of a sufficient number of shares of the Company’s Common Stock, in addition to their own shares, to elect a majority of the Company’s Board of Directors. The Voting Agreement is effective until the earlier of (a) the date on which the combined Common Stock ownership of the Company held by Messrs. Elliott and Kuhnert is reduced to less than 10%, (b) the date on which neither Messrs. Elliott nor Kuhnert are executive officers of the Company, or (c) the expiration of the maximum period permitted by law.

Escrow of Critical Home Care Common Stock

John E. Elliott II, Lawrence Kuhnert and David Bensol escrowed 6 million, 4 million and 2 million shares, respectively, of Company Common Stock (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow following the end of each of the referenced fiscal years if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9.7 million and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12.5 million. Alternatively, the Escrow Shares shall be released if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains a combined Adjusted EBITDA for the fiscal years ending March 31, 2006 and March 31, 2007 of at least $22.2 million.

In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s Debt to Adjusted EBITDA ratio, in the case of Mr. Bensol, and RKDA’s Debt to Adjusted EBITDA, in the case of Messrs. Kuhnert and Elliott, must be 2.0 or less for both fiscal periods. Nevertheless, twenty (20%) percent of the Escrow Shares (2.4 million shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any consecutive 45 day period is at least $1.00 per share, even if the EBITDA thresholds are not met.

In the event the conditions for release of the Escrow Shares are satisfied, the fair value of the shares will be recorded as a charge to the Company’s income statement. In the event the conditions for release of the Escrow Shares are not satisfied, the shares shall be transferred to the Company. While the Escrow Shares are held in escrow, Messrs. Elliott, Kuhnert and Bensol are entitled to receive immediately (and not paid into escrow) any dividends payable with respect to the Escrow Shares and have the right to vote the Escrow Shares on all matters as if the Escrow Shares were not held in escrow.

 Preemptive Rights

Messrs. Elliott and Kuhnert were granted preemptive rights for a period of three years beginning May 7, 2004 to acquire, at fair market value at date of acquisition, additional shares, of Common Stock of the Company to maintain their percentage ownership of the Company, except they were not granted preemptive rights relative to Common Stock issuable on the exercise of stock options and warrants issued before May 7, 2004 or Common Stock and Class A Warrants issued in the Regulation D (Rule 506) Private Placement Offering described below. As of May 10, 2004, the effective date of the Merger, there were 76,393,351 shares of Common Stock issued and outstanding of which Elliott and Kuhnert owned 21.3 million shares, or 27.9%.

 Employment Agreement

Messrs. Elliott, Kuhnert and Bensol each entered into substantially similar employment agreements with the Company on May 7, 2004, as Chairman and Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for a term of three years, automatically renewable for successive one-year periods unless terminated on three months’ prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors.

If employment is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined), then the executive will be paid twice the base salary in a lump sum. If, upon a change in control other than by the RKDA Merger, the executive’s employment is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation during the preceding year. Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment.

Stock Options

Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options vest in six tranches, provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options, to the extent vested, may be exercised by Messrs. Elliot and Kuhnert as long as they are employed by the Company and for one year from termination of employment for any reason. Compensation will be recorded as these options are earned.

The PIPE: Regulation D Private Placement Offering

On May 7, 2004, the Company completed the minimum $8 million, of a maximum $11 million, Regulation D (Rule 506) Private Placement Offering of the shares of its Common Stock (the “Offering”). The Company subsequently sold an additional $245,000 of its shares of Common Stock and terminated the Offering on May 27, 2004 (the “Final Closing Date”).

Under the terms of the Offering, each eligible investor whose subscription was accepted by the Company was permitted to purchase shares of the Company’s Common Stock at $0.25 per share. For every ten shares of Common Stock issued in the Offering, the holder received one Class A Warrant entitling the holder to purchase one share of Common Stock at any time within seven years from the date of issuance at $0.50 per share. Class A Warrants may be exercised on a cashless basis. Each Class A Warrant expires at the end of the seven-year period.

Through the Final Closing Date of the Offering, the Company issued an aggregate of 32,980,000 shares of its Common Stock at $0.25 per share and issued 3,298,000 Class A Warrants to purchase 3,298,000 shares of Common Stock. The Company advanced $5 million of the net proceeds of the Offering to RKDA to complete the Arcadia acquisition, used $164,000 for the repayment of indebtedness, and held the balance for working capital.

The Offering’s placement agent and its key employees received 2,298,000 Class A Warrants to purchase 2,298,000 shares of Common Stock, exercisable on a cashless basis for seven years at $0.50 per share. These Class A Warrants and the shares issuable on the exercise of the Class A Warrants carry certain registration rights. The placement agent also received a ten (10%) percent sales commission and reimbursement of out-of-pocket expenses.

Registration Rights Agreements

In connection with the Regulation D Private Placement Offering, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) registering the 32,980,000 shares of the Company’s Common Stock issued during the Offering, the 3,298,000 Class A Warrants, and the 3,298,000 shares of the Company’s Common Stock issuable upon exercise of the Class A Warrants. The Company is required to file the registration statement within 90 days following the Final Closing Date of the Offering. The Final Closing Date of the Offering was May 27, 2004. The Offering’s placement agent and its key employees, as well as other selling security holders who did not acquire their shares through the Offering, have similar registration rights or “piggy back” registration rights requiring their shares to be registered when the Company undertakes a registration of its shares

The Company agreed to register Messrs. Elliott’s and Kuhnert’s 21,300,000 shares of the Company’s Common Stock and 1,000,000 shares of Common Stock issuable upon exercise of their Class A Warrants, with the shares and warrants purchased by the investors of the Regulation D Private Placement Offering.

The Company filed with the Commission a registration statement on Form S-1 and an amendment to the registration statement on Form S-1/A on August 25 and 27, 2004, respectively (collectively the "Registration Statement").  The selling security holders listed in the prospectus accompanying the Registration Statement seek to offer up to 68,256,329 shares of the Company’s Common Stock, $0.001 par value, and up to 6,031,000 Class A Warrants to purchase up to 6,031,000 shares of Common Stock.  The Registration Statement is not deemed effective, and the information in the prospectus accompanying the Registration Statement is not complete and may be changed.  The selling security holders may not sell the securities until the Registration Statement filed with the Commission is effective.

Comerica Bank Credit Agreement

On May 7, 2004, Arcadia and three wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006. The initial advance on May 7, 2004 was in the amount of $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the credit limit was increased to $14.4 million. The credit agreement requires Messrs. Elliott and Kuhnert to maintain ownership of at least twenty (25%) of the Company’s outstanding Common Stock.

RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia. Arcadia granted Comerica Bank a first priority security interest in all of its assets. The Arcadia subsidiaries granted the bank security interests in all of their assets. Arcadia’s former shareholder subordinated indebtedness which Arcadia owed it to indebtedness Arcadia owes to Comerica Bank. RKDA and its former owners, Messrs. Elliott and Kuhnert, each executed a guaranty to Comerica Bank for all indebtedness of Arcadia and its subsidiaries.

Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios, to have any person who acquires Arcadia’s capital stock to pledge such stock to Comerica Bank, and, along with Messrs. Elliott and Kuhnert, to customary negative covenants.

Change of the Company’s Principal Executive Offices

Effective June 22, 2004, the Company changed its principal  executive offices from Westbury,  New York to 26777 Central Park Boulevard,  Suite 200, Southfield, Michigan, 48076.

BayStar Capital, II, L.P. Transaction

On September 21, 2004, the Company entered into a Promissory Note and Warrant Purchase Agreement and Investor Rights Agreement with BayStar Capital, II, L.P. (“BayStar”), a shareholder of the Company. BayStar contemporaneously purchased from the Company a Promissory Note and a Warrant to purchase shares of the Company’s common stock. The Promissory Note is in the principal amount of $5 million and bears interest at 6% per annum, compounded quarterly. The Promissory Note is payable on or before June 21, 2005. The Company may extend the term of the Promissory Note for an additional three months, in which case the interest rate increases to 12% per annum during the three-month extension period. The Warrant permits BayStar to purchase up to 3,150,000 shares of the Company’s common stock at $0.95 per share. The Warrant expires on September 21, 2009. The Investor Rights Agreement provides Baystar with certain registration rights for the shares of the Company’s Common Stock issuable on exercise of the Warrant.

 Recent Acquisitions

On July 30, 2004, our Arcadia Health Services,  Inc.  subsidiary  purchased  substantially  all of the assets of The Staffing Source,  Inc., of St. Petersburg,  Florida.  The Staffing  Source,  Inc., with offices in Bradenton,  Clearwater and St.  Petersburg,  provides  temporary  personnel for healthcare facilities and other  businesses.  It reported sales of  approximately  $3.3 million for its 2003 fiscal year. We plan to keep The Staffing Source name, which will provide Arcadia with two brands in the Tampa Bay area. Our Arcadia  Services,  Inc.  subsidiary  currently  operates  through  affiliates in nine Florida cities, including Bradenton, Clearwater and St. Petersburg.

On August 20, 2004, SSAC, LLC, a second-tier wholly owned subsidiary of the Company, purchased all the issued and outstanding shares of stock of American Oxygen, Inc. of Peoria, Illinois from American Oxygen’s shareholders, for 200,000 shares of the Company’s Common Stock and certain registration rights relative to such shares. American Oxygen, Inc., operating from two locations in Illinois, sells and rents durable medical equipment, including respiratory/oxygen equipment.

On August 30, 2004, Arcadia Health Services, Inc., a third-tier wholly owned subsidiary of the Company, and Second Solutions, Inc. (an affiliate of Arcadia Health Services whose responsibilities include sales of staffing services to Arcadia’s customers) purchased substantially all of the assets of Merit Staffing Resources, Inc. Merit Staffing Resources, Inc. provides temporary personnel for healthcare facilities and other businesses. It has offices in Danvers, Dedham, Lakeville, Sandwich and Weymouth, Massachusetts and reported 2003 sales of $4.7 million. The purchase price was (a) cash equal to a specified percentage of Merit’s accounts receivable under 120 days outstanding as of closing, plus $200,000, subject to a total maximum cash payment at closing of $1.6 Million; plus (b) forty-eight (48) monthly payments (computed per a specified formula based on the gross margin of annualized revenues over the forty-eight month period), with a minimum total payment of $864,000 and a maximum total payment of $1.6 Million over the forty-eight month period. The purchase price is subject to upward or downward adjustment based on collections of accounts receivable within 120 days of closing.

On September 23, 2004, the Company’s second-tier wholly owned subsidiary SSAC, LLC (“SSAC”) entered into an agreement to acquire all of the outstanding common stock of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) for a purchase price of $5.4 million payable to Trinity’s four shareholders by cash, shares of the Company’s Common Stock and a promissory note. The transaction closed on September 23, 2004. The purchase price is subject to a downward adjustment based on the collections of accounts receivables over the nine-month period beginning August 31, 2004. Per the terms of the acquisition, the Company issued shares of its Common Stock to certain Trinity employees (other than Trinity’s selling shareholders) to satisfy certain obligations of Trinity as of the closing date. Trinity provides oxygen and other respiratory services, as well as home intravenous therapy services. It has locations in Winston-Salem and Huntersville, North Carolina, and Marietta and Demorest, Georgia. Trinity employs more than 50 people.

Description of Company’s Business During Transition Period

The description of the Company’s business contained in this section is limited to the transition period of October 1, 2003 to March 31, 2004, except as otherwise specified. Before we acquired Arcadia and Arcadia Rx, our business was limited to selling and renting durable medical equipment, surgical supplies, orthotic and prosthetic products, oxygen and other respiratory therapy services and equipment, principally through four retail outlets in the New York metropolitan area. These businesses are conducted through our Classic Healthcare Solutions, Inc. subsidiary.

General Development of the Business

The Company was incorporated in Nevada on December 30, 1994 as Mojave Southern, Inc. Our Company operated as a blind pool until September 26, 2002, when it completed the reverse acquisition with Critical Home Care, Incorporated, a Delaware corporation, and changed its name to Critical Home Care, Inc.

On July 12, 2002, the Company acquired 100% of the Common Stock of Classic Healthcare Solutions,  Inc. ("Classic").  On August 8, 2002, the Company acquired  substantially  all of the assets and business  operations of Homecare  Alliance,  Inc.  ("Alliance").  On September 13, 2002,  the Company  acquired substantially all of the assets and business operations of All Care Medical Products, Inc. ("All Care").

On September 26, 2002, the Company consummated a reverse acquisition with New York Medical, Inc. (“NYMI”), pursuant to which NYMI changed its name to Critical Home Care, Inc. The results of operations of all of the acquired businesses described above have been included with those of the Company since the respective dates of acquisition. For accounting purposes, the transaction between NYMI and the Company was considered, in substance, a capital transaction rather than a business combination, because the former shareholders of the Company owned a majority of the outstanding Common Stock of NYMI. Accordingly, the combination of the Company with NYMI was recorded as a recapitalization of the Company, pursuant to which the Company has been treated as the continuing entity for accounting purposes.

As a result of the Classic, Alliance, All Care and NYMI acquisitions, the Company, prior to the RKDA Merger, was principally engaged in the marketing, rental and sale of surgical supplies, orthotic and prosthetic products. The Company also provided oxygen and other respiratory therapy services and equipment and operated four retail outlets in the New York metropolitan area. Through its subsidiary, Classic Healthcare Solutions, Inc., located in Westbury, New York, the Company furnished durable medical equipment (e.g., wheelchairs, hospital beds, etc.).

Our Classic Healthcare Solutions, Inc. subsidiary sells and rents surgical supplies, orthotic and prosthetic products and home medical equipment, principally through three retail outlets in the New York metropolitan area. Classic derives substantially all of its revenues from third-party payors, including private insurers, managed care organizations, Medicare and Medicaid. Each third-party payor generally has specific claims requirements. Classic has policies and procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation, for all different sources of payment. Classic purchases our products from a variety of suppliers. Classic is not dependent upon any single supplier and believes that its equipment needs can be provided by several third-party manufacturers.

Home Respiratory Therapy. Home respiratory therapy primarily consists of the provision of oxygen systems, ventilators, sleep apnea equipment, nebulizers, respiratory medications and related products and services to patients for operation in the home environment. Classic provides home respiratory therapy services to patients with a variety of conditions, including chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), nervous system-related respiratory conditions, congestive heart failure and lung cancer. Classic employs respiratory care professionals to provide support to our home respiratory therapy patients, according to each patient’s physician-directed treatment plan.

Home Medical Equipment. Classic rents and sells patient safety items and ambulatory and patient room equipment. Home medical equipment and other services provided by Classic include hospital beds, wheelchairs, bathroom safety items, seat lift chairs, and three and four-wheel power scooters.

Orthotics and Prosthetics. Orthotics and prosthetics involves the supply of braces and artificial limbs. These are commonly custom fabricated by others and fitted by a certified orthotist and/or prosthetist.

Organization and Operations

We operate through local branches, with administrative functions coordinated from a centralized office. The branches conduct sales calls to the medical community and receive referrals, as well as deliver the home healthcare products and services to patients in their homes and other care sites. The centralized office provides the branches with key support services such as insurance verification and billing, purchasing, and equipment maintenance, repair, delivery and warehousing. We believe that this organizational structure provides us with control over and consistency among branch offices, with the implementation of standardized policies and procedures.

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

We operate in an environment with complex requirements governing billing and reimbursement for our products and services. Initiatives focused specifically on receivables management such as system enhancements, process refinements and organizational changes have resulted in improvement and consistency in accounts receivable indicators. We utilize information systems expertise to increase utilization of technology, such as electronic claims submission and electronic funds transfer with managed care organizations. This can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors. We must also continue to focus resources on certain large third-party payors to develop internal understanding of the payors’ unique reimbursement requirements, thereby reducing subsequent denials and shortening the related collection periods.

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

Business Strategy

Since we acquired RKDA on May 10, 2004, our strategy for our Classic Healthcare Solutions, Inc. subsidiary (i.e., sale and rental of surgical supplies and orthotic and prosthetic devices) is to reduce costs and to expand the business. We have implemented substantial cost reductions to this business by reducing its payroll and closing one location. We intend to expand this business through acquisitions and marketing initiatives. On August 20, 2004, we acquired American Oxygen, Inc., which sells and rents durable medical equipment, including respiratory/oxygen equipment, from two locations in Illinois. On September 23, 2004, we acquired Trinity Healthcare of Winston-Salem, Inc. which provides oxygen and other respiratory services, as well as home intravenous therapy services. It has locations in Winston-Salem and Huntersville, North Carolina, and Marietta and Demorest, Georgia.

We are capitalizing on customer demand for a larger array of integrated home healthcare services. Our acquisition of Arcadia Rx on May 10, 2004 has added pharmacy services to our service region. In a number of cases, managed health companies have encouraged this move, which, we believe, will allow them to further consolidate their supply sources.

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

An Industry Overview

The home health care industry is composed of three distinct segments. These segments are represented by the national home health care providers, the regional home health care companies, and the myriad local, independent “mom and pop” operations. These companies operate based on their existing relationships and reputations with referral sources, including local physicians and hospital-based professionals. In the course of the last several years, managed care providers have placed an increasing importance on those home health care companies that can provide an integrated array of health care services within a surrounding coverage area.

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

On a broader scale, the home health care industry is entering what some term the “Golden Age of Home Care.” The impact of demographics, especially the growing number of American seniors, will only increase the importance of home based care. A report by the research firm Frost & Sullivan, U.S. Home Healthcare Markets, re-enforces this belief in noting that the number of adult children caring for their parents at home has risen “from 7 million in 1988 to 22.5 million in 1998.” (Source: Healthcare Magazine, July 2000.) We anticipate that future health care will be concerned with managing chronic conditions rather than treating acute problems. Additionally, we believe that the cost of in-patient care has dramatically increased home based care as an even more attractive option.

Customers, Sales, Marketing and Competition

Classic Healthcare Solution’s sales activities generally are conducted by our full-time sales representatives. We primarily acquire new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. The Company had one payor source, Medicare, which accounted for more than 10% of its revenue during the three and six months ended March 31, 2004 and 2003. Such revenue represented approximately 20% and 21% of the Company’s revenues for the three months ended March 31, 2004 and 2003, respectively, and 20% and 16% for the six months ended March 31, 2004 and 2003 respectively.

The loss of any single customer or group of customers would not materially impact Classic’s business. Through its sales force, Classic markets its products and services primarily to managed care organizations, physicians, hospitals, medical groups, home health agencies and case managers.

The segment of the healthcare market in which our durable medical equipment and related businesses operate is fragmented and highly competitive. There are a limited number of national providers and numerous regional and local providers operating in each of our product and service line markets. Through the transition period ended March 31, 2004, Classic’s major operating market was the metropolitan New York City area, where important competitive factors include reputation with referral sources, access and responsiveness, price of services, overall ease of doing business, quality of care and service. Since March 31, 2004, we have expanded into additional geographic markets through our acquisition of American Oxygen, Inc., which sells and rents durable medical equipment, including respiratory/oxygen equipment, from two locations in Illinois, and our acquisition of Trinity Healthcare of Winston-Salem, Inc. which provides oxygen and other respiratory services, as well as home intravenous therapy services. Trinity has locations in Winston-Salem and Huntersville, North Carolina, and Marietta and Demorest, Georgia. Our acquisition of Arcadia Rx has added pharmacy services to our service region.

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

Government Regulation

Our health care related businesses (e.g., durable medical equipment, pharmacy, oxygen, home health care, orthotics and prosthetics, etc.) are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs. The federal government and all states in which we currently operate and intend to operate regulate various aspects of our health care related businesses. In particular, our operating branches are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. Our locations also will be subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home healthcare activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy and nursing and in the future, pharmacy.

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

Material laws and regulations that affect our operations include, but are not necessarily limited to, Medicare and Medicaid reimbursement laws; laws permitting Medicare, Medicaid and other payors to audit claims and seek repayment when claims have been over paid; laws such as the Health Insurance Portability and Accountability Act regulating the privacy of individually identifiable health information; laws prohibiting kickbacks and the exchange of remuneration as an inducement for the provision of reimbursable services or products; laws regulating physician self-referral relationships; and laws prohibiting the submission of false claims.

Compliance

To minimize the likelihood that we would engage in conduct or enter into contracts in violation of the federal and state fraud and abuse laws, contracts of the types subject to these laws are subject to review by legal counsel. We maintain various educational programs designed to keep our managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of our policy of strict compliance in this area. While we believe our discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, we cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on our business.

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

Environmental Matters

We believe that we are in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We will not be required to expend any material amounts in order to remain in compliance with these laws and regulations and such compliance will not materially affect capital expenditures, results of operations or competitive position.

Seasonality

The home healthcare industry is not seasonal in nature.

Employees

As of March 31, 2004, Critical had four employees, including three executive officers, and one person performing accounting, bookkeeping and clerical duties. Our operating subsidiaries employed an aggregate of 35 persons. Since May 10, 2004, we have reduced staff and closed one location in the New York City metropolitan area. As of October 1, 2004, we had over approximately 8,500 employees, the vast majority of which were part time temporary employees of Arcadia. We have no unionized employees, and do not have any collective bargaining agreements. We believe our relationship with our employees is good.

Item   2.     Description of Property.

We do not own any real estate or improvements. As of March 31, 2004, our leased facilities were limited to 762 Summa Avenue, Westbury, New York, which then served as our corporate headquarters and operations center. The facilities encompassed approximately 10,000 square feet of space at a fixed rental cost of $6,850 per month and the lease expires on June 11, 2007. We also leased three service locations in Patchogue, Babylon, and Lake Success, New York at a combined monthly rental of approximately $25,000. These leases expire July 27, 2007, December 31, 2010, and February 29, 2012 respectively.

After March 31, 2004, we closed the Patchogue, New York service location. We changed our corporate offices to 26777 Central Park Boulevard, Southfield, Michigan in approximately 12,500 square feet of leased space.

The Company, or its subsidiaries, presently occupies leased space including the locations listed in the following table, in addition to the Southfield, Michigan corporate offices:

Street Address	City	State	Zip Code
762 Summa Avenue	Westbury	New York	11590
691 North Squirrel Rd.	Auburn Hills	Michigan	48326
79 Deer Park Avenue	Babylon	New York	11702
2800 Marcus Avenue	Lake Success	New York	11024
7990 Grand River, Suite C	Brighton	Michigan	48114
39092 Garfield Road, Suite 201	Clinton Township	Michigan	48038
414 N. Jackson Street, Complex 8718	Jackson	Michigan	49201
535 N. Clipper, Suite 2	Lansing	Michigan	48912
1787 W. Genessee, Suite A	Lapeer	Michigan	48446
26431 Southfield Rd.	Lathrup Village	Michigan	48076
18320 Middlebelt Road	Livonia	Michigan	48152
18706 Eureka Road	Southgate	Michigan	48195
105 Mall Boulevard, Suite 283W	Monroeville	Pennsylvania	15146
4725 McKnight Road, Suite 110	Pittsburgh	Pennsylvania	15237
2600 Southwest Freeway, Suite 716	Houston	Texas	77098
762 Independence Blvd., Suite 798	Virginia Beach	Virginia	23455
3918 West Point Boulevard	Winston Salem	North Carolina	27103
116 North Old Statesville Road, Suite B	Huntersville	North Carolina	28070
1165 Allgood Road	Marietta	Georgia	30062
541 Historic Highway, 441	Demorest	Georgia	30535
9801 West Cincay Avenue, Suite 170, Huntersville Business Park	Huntersville	North Carolina	28075

The above-referenced facilities provide the Company with adequate conditions for its operations. The leased facilities located in Kentucky, Michigan, Pennsylvania, Texas and Virginia were acquired pursuant to the reverse merger with RKDA, Inc. The leased Illinois locations were acquired in the American Oxygen acquisition, and the leased locations in North Carolina and Georgia were acquired in the Trinity Healthcare acquisition.

Item 3.      Legal Proceedings.

In April 2003, Ruth Davis and Herman Davis (wife and husband) commenced a lawsuit in Nassau County Supreme Court against the Company’s subsidiary, Classic Healthcare Solutions, Inc. (“Classic”). Plaintiff Mrs. Davis claimed to have sustained injuries on September 15, 2002, from an alleged malfunction of a chair lift which she acquired from Classic. Mrs. Davis claimed damages of $2,000,000. In addition, plaintiff Mr. Davis claimed damages of $500,000 for loss of services. The lawsuit was resolved by the insurance carrier on June 2, 2004. The Company will have no monetary exposure for any payments either presently or in the future based upon the settlement.

We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our properties are subject to, any material legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

(a)

No matter was submitted to a vote of our security holders during the transition period beginning October 1, 2003 and ending on March 31, 2004. On May 4, 2004, the Company held its Annual Meeting of Shareholders.

(b)

At the Annual Meeting of Shareholders held on May 4, 2004, David S. Bensol, Bradley Smith, Mitchell Cooper and Barbara Levine were reelected to the Board of Directors. Delbert Spurlock, Jr. did not stand for reelection.

Per the terms of the RKDA Merger, Barbara Levine and Bradley Smith resigned from the Company’s Board of Directors upon completion of the RKDA Merger. Effective May 10, 2004, John E. Elliott II and Lawrence R. Kuhnert were elected to the Board to fill the two vacancies. Under the terms of the RKDA Merger, Messrs. Elliott and Kunhert had the right to elect one additional director to the Board. John. T. Thornton was elected to the Board effective June 15, 2004. Mitchell Cooper resigned from the Board effective September 24, 2004.

(c)	At the Company’s Annual Meeting of Shareholders held on May 4, 2004, the following votes were cast or withheld:

Proposal 1 – Election of Directors

Name	For	Withheld Authority
David S. Bensol	20,654,497	2,018
Bradley Smith	20,654,497	2,018
Mitchell Cooper	20,654,497	2,018
Barbara Levine	20,654,497	2,018

Proposal 2 – the amendment to the Company’s Articles of Incorporation to amend the par value and increase the number of authorized shares of Common Stock to 150,000,000, $0.001 par value per share, from 100,000,000 authorized shares, $0.25 par value per share: 20,546,097 shares voted in favor, 110,418 shares voted against, and 0 shares abstained.

Proposal 3 – the amendment to the Company’s Articles of Incorporation to authorize the issuance of serial preferred stock consisting of 5,000,000 shares, $0.001 par value per share: 15,883,149 shares voted in favor, 93,318 shares voted against, and 500 shares abstained.

Proposal 4 – the amendment to the Company’s Articles of Incorporation to eliminate preemptive rights: 15,862,649 shares voted in favor, 11,618 shares voted against, and 2,500 shares abstained.

Proposal 5 – ratifying the selection of Marcum & Kliegman LLP as the Company’s independent auditors and accountants for the fiscal year ending September 30, 2004: 20,650,997 shares voted in favor, 5,518 shares voted against, and 0 shares abstained.

Part II

Item 5.      Market for Common Equity and Related Stockholder Matters.

Shares of our Common Stock are currently quoted on the OTC Bulletin Board under the symbol “CCLH.OB.” Our Common Stock has had a limited and sporadic trading history. The following table sets forth the quarterly high and low bid prices for our Common Stock on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. On October 1, 2004, the average of the bid and ask prices of our Common Stock was $0.73 per share.

Period		Bid Price
		High	Low
Fiscal Year End 3/31/2005	First Quarter ended 6/30/04	$1.08	$0.39
Transition Period Ended 3/31/2004	Quarter ended 3/31/04	$0.49	$0.16
	Quarter ended 12/31/03	$0.25	$0.11
Fiscal Year Ended 9/30/2003	Fourth Quarter ended 9/30/03	$0.43	$0.15
	Third Quarter ended 6/30/03	$0.45	$0.19
	Second Quarter ended 3/31/03	$2.50	$0.10
	First Quarter ended 12/310/02	$3.40	$2.46
Transition Period Ended 9/30/2002	Quarter ended 9/30/02 (1)	$4.20*	$2.00**
	Quarter ended 6/30/02 (2)	n/a	n/a
	Quarter ended 3/31/02	n/a	n/a
Fiscal Year Ended 12/31/2001	Fourth Quarter ended 12/31/01	n/a	n/a
	Third Quarter ended 9/30/01	n/a	n/a
	Second Quarter ended 6/30/01	n/a	n/a
	First Quarter ended 3/31/01	n/a	n/a

(1)

The Company commenced public trading with the ticker symbol “MJVS” on August 2, 2002. During the quarterly period between July 1 and September 30, 2002, the Company changed its ticker symbol twice. On August 29, 2002 the ticker symbol was changed to “NYMD.” On September 30, 2002, the Company commenced trading under its current symbol, "CCLH."

(2)	Before August 2, 2002, the Company’s Common Stock was not quoted the OTC Bulletin Board or listed any exchange.

 *High bid price from August 29, 2002, when the Company’s ticker symbol was "NYMD."

**Low bid price from August 14, 2002, when the Company’s ticker symbol was "MJVS."

There is no established  market for our Class A Warrants.  The Company’s Class A Warrants are not quoted on the OTC Bulletin Board, nor are they listed on any  exchange.  We do not intend to list the Class A Warrants on the OTC Bulletin  Board or on any  exchange.  As a result,  an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of, our Class A Warrants.

There are  approximately  245 record  holders of our Common Stock as of October  1,  2004.  The number of record holders of our Common Stock excludes an estimate of the number of  beneficial  owners of Common  Stock held in street  name.  The  transfer  agent and  registrar  for our Common Stock is National City Bank, 629 Euclid Avenue, Suite 635, Cleveland, Ohio 44114 (216-222-2537).

We have never  paid any cash  dividends  on our common  shares,  and we do not  anticipate  that we will pay any  dividends  with  respect to those securities in the  foreseeable  future.  Our current  business plan is to retain any future earnings to finance the expansion and development of our business. Any future  determination  to pay cash  dividends will be at the  discretion of our Board of Directors,  and will be dependent  upon our financial  condition, results of operations, capital requirements and other factors as our Board may deem relevant at that time.

 Item 6.      Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

As previously stated, we caution you that statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

The Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003.

For the six months ended March 31, 2004, sales decreased by $1,184,000, or 37%, to $2,011,000 as compared to $3,195,000 for the six months ended March 31, 2003. The decrease is primarily attributable to a lack of sufficient working capital to purchase the product needed to maintain historical volume levels, and additionally the loss of sales resulting from professional staff who have left the Company.

Gross profit for the six months ended March 31, 2004 was 58%, a decrease of 11% from the 69% recorded in the prior year comparable period.  This was a result of recording an allowance of $200,000 for items in the inventory that are obsolete and nonsellable.

Selling, general and administrative expenses totaled $2,093,000 for the six months ended March 31, 2004 compared to $2,680,000 for the six months ended March 31, 2003. The net decrease of $587,000, or 22%, consists of a non-cash charge for stock option compensation of $114,000 as no stock option compensation was incurred during the six months ended March 31, 2004, a reduction in professional fees and other related expenses of $116,000; a reduction of $54,000 in rent and related occupancy expense. Additionally during the six months ended March 31, 2004 there were charges for commitment fees and bad debt provisions of $26,000 and $57,000 respectively as compared with $125,000 and $304,000, during the six months ended March 31, 2003. The commitment fees and due diligence fees paid in 2003 were to two potential asset based lenders, which resulted in a reduction of $210,000 for the six months ended March 31, 2004. A billing and collection service was contracted on October 1, 2003. The net savings during the six months ended March 31, 2004 for the use of this service as compared to the payroll and related expenses was $51,000. In addition, there was a net decrease of approximately $44,000 in all other expenses.

Impairment of goodwill of $1,887,000 was recorded during the period ended March 31, 2004.  The Company determined there was no remaining value to the goodwill recorded that related to the All Care Medical Products division.

Interest expense was $139,000 for the six months ended March 31, 2004, as compared to $62,000 for the six months ended March 31, 2003. Interest expense incurred in the six months ended March 31, 2004 included $84,000 of interest expense recorded with the issuance of common stock. Interest expense incurred in the six months ended March 31, 2003 included $50,000 of amortization of deferred interest. The amount of net interest paid in cash increased by $33,000 for the six months ended March 31, 2004 due to the payment of interest on outstanding loans to investors from additional debt which was raised (bridge loan) during the three months ended March 31, 2004. Additionally during the current six month period the interest expense increased due to the higher average balance of outstanding debt, during the current year.

Amortization of deferred debt discount of $245,000 and $672,000 for the six months ended March 31, 2004 and March 31, 2003, respectively, represents the amount of amortization of the fair value of stock options and warrants granted to certain noteholders as explained in Note 6 and Note 7 to the consolidated financial statements. Such amounts were amortized over the life of the promissory note.

   The Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002.

Net sales increased by $ 3,861,000 or 244% for the year ended September 30, 2003, as compared to the year ended September 30, 2002. Approximately $3,118,000 of this increase is attributable to sales generated by the operations of All Care Medical Products and Homecare Alliance which have been consolidated with those of the Company since their respective dates of acquisition. The balance of $ 743,000 represents an increase in sales generated by Classic Healthcare.

Gross profit for the year ended September 30, 2003 was 69.4%, a slight decrease from the 70.0% recorded in the year ended September 30, 2002. The decrease is attributable to a different sales mix due to the addition of the sales of Homecare Alliance and All Care Medical Products. The decrease was offset in part by the Company’s DME rental income, which comprises a higher percentage of sales, and generates a slightly higher gross profit than other sales.

Selling, general and administrative expenses totaled $5,499,000 for the year ended September 30, 2003 compared to $1,231,000 in the year ended September 30, 2002. The net increase of $4,268,000 consists primarily of selling, general and administrative expenses of approximately $ 2,667,000 attributable to the operations of Alliance and All Care, including a bad debt write off of $614,000 relative to certain historical accounts receivable of All Care, that were generated prior to their acquisition, and subsequent to their acquisition by Critical on September 12, 2002. In addition, the Company expensed costs of $103,000 and $35,000, respectively, for the termination of credit negotiations with Health Care Business Credit Corp., and Health Capital Management Special Purpose Corporation, incurred professional fees and other expenses of $25,000 related to the terminated Ocean Breeze acquisition, and professional fees and other expenses related to becoming a public company increased by approximately $264,000. There was also a non-cash charge of $228,000 for stock option compensation and there was an increase of approximately $946,000 in the selling, general and administrative expenses of Classic. The increase of $946,000 consists primarily of an increase of approximately $517,000 in salaries and related taxes and benefits from $477,000 in the year 2002 to $994,000 in the 2003. Of this increase, $ 106,000 is attributable to the two officers of Classic who were paid a minimum salary in 2002 and who were paid pursuant to employment contracts in 2003. The balance is comprised of employee review increases and the payroll cost in the increase in number of staff at Classic. In addition, the Company recorded a bad debt write off of $376,000 relative to certain historical accounts receivable of Classic that were generated prior to and subsequent to the acquisition by Critical on July 12, 2002, and there was a net increase of approximately $ 53,000 in all other expenses.

Net interest expense for the year ended September 30, 2003 was $142,000 as compared to $28,000 in the year ended September 30, 2002. Total interest expense incurred during the year ended September 30, 2003 was $157,000 including $75,000 of amortization of deferred interest, and $82,000 of interest on notes payable. This amount was netted against interest income of $15,000 which was the result of forgiveness of interest by certain noteholders. The average debt outstanding for the year ended September 30, 2003 was approximately $ 1,138,000, and for the year ended September 30, 2002 was immaterial, since most of the debt was incurred after September 12, 2002.

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

Amortization of debt discount and beneficial conversion feature, a non-cash charge, represents the difference between fair market value of the Company’s common stock and the conversion price of convertible notes on the date sold and issued pursuant to the private placement during the period of October, 2002 through January, 2003. The amount of debt discount pursuant to this calculation is limited to the amount of investment made in the convertible promissory notes. The actual difference between the fair value and the conversion price was $995,000 and the amount recorded in the financial statements is limited to the total investment of $666,000.

Amortization of deferred debt discount of $30,000 in 2003 represents the amount of amortization of the $ 56,000 fair value of stock options granted to certain noteholders as explained in the Company’s financial statements. The amortization is for the period from February 14, 2003 to September 30, 2003. There was no such comparable expense in the prior year.

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

 Item 7.      Financial Statements.

 The financial statements follow Item 14 beginning at page F-1.

 Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Mark Sherman,  CPA, based in Las Vegas ("Sherman"),  was the auditor for Mojave Southern,  Inc. ("Mojave") and New York Medical,  Inc. ("NYMI") and resigned as such on October 14, 2002 in  conjunction  with the reverse  merger  between  the  Company  and  Critical  Home Care,  Incorporated.  There were no disagreements between Mr. Sherman and the management of Mojave or NYMI.

On October 14, 2002 we engaged Grassi and Co., CPA’s P.C. to serve as our independent  public  accountants for the fiscal year then ending December 31, 2002.  On December 10, 2002,  the Board of  Directors  approved a change in our fiscal year end from a calendar  year ending  December 31 to a fiscal year ending  September 30. Such change was effective for book and tax purposes as of the year (nine  months)  ended  September 30, 2002,  and Grassi & Co.,  CPA’s, P.C. audited the financial statements for such period.

On May 7, 2003 the Company  filed a report on Form 8-K to disclose a change in the Company’s  certifying  accountants.  Critical  Home Care,  Inc., with the Audit Committee of the Board of Directors,  dismissed its independent  accountants, Grassi & Co., CPA’s,  P.C. on May 2, 2003. The reports of Grassi & Co., CPA’s,  P.C. on the  consolidated  financial  statements of Critical Home care, Inc. as of September 30, 2002 and December 31, 2001 for the nine months and year ended  respectively  contained no adverse  opinion or  disclaimer of opinion and were not otherwise  qualified or modified as to  uncertainty,  audit scope or accounting  principle.  There were no  disagreements  between Grassi & Co.,  CPA’s P.C. and  management  of critical  Home Care,  Inc. on matters of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure, which disagreements,  if not resolved to the satisfaction of Grassi & Co., CPAs, P.C., would have caused it to make reference thereto in its report on consolidated financial statements for such period.  With the approval of the Audit Committee of the Board of Directors, Marcum & Kliegman LLP was engaged as the Company's independent public accountants on May 2, 2003.

The Company’s  Board of Directors and Audit  Committee  adopted  resolutions  on June 22, 2004  dismissing  Marcum & Kliegman LLP, as the Company’s independent  accountant.  Marcum & Kliegman LLP was  notified of its  dismissal  on June 30,  2004.  The reports of Marcum & Kliegman LLP on the consolidated financial  statements of Critical Home Care,  Inc. as of September 30, 2003, and the year then ended,  contained a qualified  opinion as to substantial  doubt about the ability of Critical Home Care, Inc. to continue as a going concern.  In connection with Marcum & Kliegman LLP’s audit of the consolidated  financial statements  of Critical  Home Care,  Inc. as of  September  30, 2003 and the year then ended,  there has been no  disagreement  with Marcum & Kliegman LLP on matters of accounting principles or practices,  financial statement disclosure,  or auditing scope or procedure,  which disagreements,  if not resolved to the satisfaction  of Marcum & Kliegman LLP, would have caused it to make reference  thereto in its report on  consolidated  financial  statements for such period.

None of the events described in Regulation S-K 304(a)(1)(v) occurred during the two most recent fiscal years and the subsequent period through and including June 22, 2004.

The Board of Directors of Critical Home Care,  Inc., with the approval of the Audit Committee of the Board of Directors,  engaged BDO Seidman, LLP as the Company’s  new  independent  accountants  as of June 22, 2004.  During the fiscal year ended on September  30, 2003,  the nine months and year ended on December 31, 2002,  and during the interim  period  ended on June 22, 2004,  Critical  Home Care,  Inc. did not consult with BDO Seidman, LLP regarding  the application  of  accounting  principles to any specific  transaction,  whether  completed or proposed,  on the type of audit opinion that might be rendered on Critical Home Care, Inc.`s consolidated financial statements, or on any other matter that was either the subject of a disagreement or a reportable event.

 Item 8A.     Controls and Procedures.

In connection with the completion of its audit of the Company’s consolidated financial statements for the six months ended March 31, 2004, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matter involving the Company’s internal controls and operation were considered to be “reportable conditions,” as defined under standards established by the American Institute of Certified Public Accountants (“AICPA”):

The inventory system at the Company’s New York locations does not adequately account for the inventory cost and movement and the identification of obsolete items on a timely basis.

Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  In addition, BDO has advised the Company that it consider the matter, which is listed above, to be a “material weakness” that, by itself or in combination with any other factor, may result in a more than remote likelihood that a material misstatement in the Company’s financial statements will not be prevented or detected by the Company’s employees in the normal course of performing their assigned functions.

As required by SEC Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, under the supervision and with the participation of its management, including its present Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer determined that the deficiency identified by BDO caused the Company’s disclosure controls and procedures not to be effective at a reasonable assurance level.  However the CEO and CFO noted that the Company is actively seeking to remedy such deficiency and did not note any other material weakness or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation.  The Company continues to improve and refine its internal controls.

Management is in the process of implementing new inventory costing procedures and developing policies to require routine testing of inventory for count accuracy and to review inventory to ensure it is saleable.

Changes in internal controls

There have been no  significant  changes in our  internal  controls or in other  factors  that could  significantly  affect our  internal  controls subsequent to March 31, 2004, other than the RKDA Merger, nor were there any significant  deficiencies or material  weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names,  ages and positions of the Company’s  current  directors and executive  officers are listed in the table printed  below.  The Company directors serve a term of office which shall continue until the next annual meeting of  shareholders  and until his or her successor has been duly elected and qualified.  Officers of the Company serve at the pleasure of the Board of Directors.

Name	Age	Position(s)	Served as Director Since
John E. Elliott, II*	48	Chairman and Chief Executive Officer and Director	May 10, 2004
Lawrence Kuhnert*	53	Vice Chairman of Finance (Principal Accounting and Financial Officer), President, Treasurer, Chief Operating Officer, and Director	May 10, 2004
David Bensol**	48	Executive Vice President and Director	September 26, 2002
John T. Thornton	66	Director	June 15, 2004
Cathy Sparling***	50	Officer: Chief Operating Officer of Arcadia Services, Inc., a wholly-owned subsidiary of the Company	Not applicable
Bradley D. Smith	53	Secretary	Not applicable

* Messrs. Elliott and Kuhnert assumed their respective offices on May 10, 2004, the effective date of the RKDA Merger. Effective July 29, 2004, the Company’s Board of Directors designated the position of Vice Chairman of Finance as the Company’s Principal Accounting and Financial Officer and appointed Lawrence R. Kuhnert to this office. Previously, the Company’s Chief Financial  Officer was the Company’s  Principal  Accounting and Financial  Officer through July 28, 2004.

** Mr. Bensol was the Company’s Chief Executive Officer prior to the RKDA Merger effective May 10, 2004, when he became the Company’s Executive Vice President.

*** Ms. Sparling is Chief Operating Officer of Arcadia Services,  Inc., a second-tier,  wholly-owned  subsidiary of the Company. Ms.  Sparling is listed  pursuant to Rule 3b-7 of the  Exchange  Act,  which provides that an  executive  officer of a subsidiary  may be deemed an executive officer of the Company if he or she performs  policy-making  functions of the Company.

John E.  Elliott,  II. Mr.  Elliott was formerly  Chairman of AMI  Holdings,  Inc.,  which is a major  shareholder  in Fidlar Doubleday,  Inc., Neogenomics Inc. (OTC Bulletin Board: NGNM.OB),  and SSAC, LLC. Mr. Elliott is currently a director of Neogenomics,  Inc.  Beginning his career in healthcare in 1978, Mr. Elliott has started up companies and acquired  others.  He founded  Allied  Medical,  Inc., a durable  medical  equipment  supplier which private labeled most of its product line and conducted  manufacturing in the U.S.,  Pacific rim and Europe.  After Allied,  he purchased  Guardian  Medical  Supplies, Inc. and Medical Equipment Providers,  Inc. both DME dealers which he sold in 1997 to Rotech Medical,  Inc. With a non-compete in the healthcare business,  he formed  a new  business  group in the  education/governmental  marketplace.  Leading  a group of  investors  in 1998,  he  purchased  Doubleday  Bros.  & Co., the  publishing  unit from  Standard  Publishing  Inc.  (Standex).  Additionally  purchased was Vista  Business  Forms and in 1999, he raised $40 million from General  Electric  Capital to purchase Fidlar Chambers  forming Fidlar Doubleday,  Inc of which he served as Chairman  through 2002. The company is a market leader in governmental  software and holds a substantial share of the election business in this country.  As a member of Standard  Automotive Inc.’s board, he was selected to restructure  the company and protect the employee and creditor  base,  which was  accomplished  in 2003. Mr. Elliott has a Bachelor of Science degree in Business Administration from Lawrence University.

Lawrence R. Kuhnert.  Mr. Kuhnert has over 21 years  experience in operating,  developing,  acquiring and divesting  healthcare  companies.  Mr. Kuhnert is currently a director of Neogenomics,  Inc. From 1989 to 1996, as ConPharma’s Chief  Financial  Officer,  he managed the financial  aspects of the turnaround  of this  troubled  $35mm home medical  equipment  company,  including  restructuring  the product mix,  selling under  performing  locations,  and negotiating  strategic  acquisitions.  From 1996 to 2002, Mr. Kuhnert was Director of Acquisitions for Rotech Medical  Corporation.  Mr. Kuhnert is a Michigan State University graduate and previously practiced as a certified public accountant for Ernst & Young.

David Bensol. Mr. Bensol has been an officer of the Company since September, 2002. Prior to joining the Company, Mr. Bensol held positions for various companies in the health care field for over 25 years. He served as chief executive officer and director of Classic Healthcare Solutions, Inc. from October, 2000 to September, 2002. In 1998, Mr. Bensol was involved in the early stages of development of Hospice Care of Long Island, a hospice care supplier located in Westbury, New York. He served as a member of the quality assurance board of advisors of Hospice Care for five years, utilizing his experience in acute care pharmacy, respiratory services, medical equipment and general healthcare business practices. From 1978 to 1998, Mr. Bensol was the president, chief executive officer and sole owner of Newbridge Surgical Supplies, Inc., a medical supplier for home medical equipment, acute care pharmacies and specialty support surface providers throughout the five boroughs of New York City and the Suburban counties of Nassau and Suffolk (New York). Mr. Bensol received a B.S. degree in Pharmacy from St. John’s University in 1979. He is a pharmacist licensed by the State of New York, and a member of numerous professional associations and organizations.

John T. Thornton.  Mr.  Thornton owns and manages J.T.  Investments,  Inc., a real estate  development and investment  company.  Mr. Thornton is also a board member and audit and finance committee member of XL Capital Ltd. (NYSE:  XL), an insurance,  reinsurance and financial  products  company,  and a board member of BDC INC., a start-up  financial  products  company.  From 1987 to 1999, Mr.  Thornton  served as executive vice president and chief  financial officer of Norwest  Corporation  (now Wells Fargo).  From 1984 to 1987,  Mr.  Thornton was senior vice president and  controller of Norwest  Corporation.  Mr. Thornton  received a law degree  from St.  John’s  University  and was  admitted to the New York State Bar in 1972.  Mr.  Thornton  became a Certified  Public Accountant in 1964.

Cathy Sparling.  Ms. Sparling joined Arcadia  Service,  Inc. in 1990. She has 25 years of clinical and business  management  experience in the home care and medical  staffing  industries.  Appointed to her current position in April of 2000, Ms. Sparling previously  served as Arcadia’s Vice President and  Administrator  of Affiliate  Services.  Ms. Sparling earned a Bachelor of Science  degree in Nursing from  Michigan  State  University  and has pursued graduate course work in business administration.

Bradley D. Smith.  Mr. Smith held positions for a number of health care  companies for over 25 years before  joining the Company.  Mr. Smith served as Vice  President-Director  of Clinical  Services and a director of Classic  Healthcare,  Inc. when he  co-founded  the company with David Bensol in October, 2000.  From 1980 to 1995, Mr. Smith was the President and sole owner of Levittown  Surgical  Supply,  Inc., a medical  supplier to the home medical  equipment market for Nassau and  Suffolk  Counties  (New  York).  Mr.  Smith is an orthotist certified  by the  American  Board for  Certification  in Orthotics and Prosthetics.  He served on the board of directors  for the American  Board of  Certification  in Orthotics and  Prosthetics  and as president of the New York Orthotics and  Prosthetics  Association.  Mr. Smith  received a B.A.  degree in Political  Science from  Northeastern  University  in 1975. He maintains  staff privileges at numerous hospitals throughout Long Island and has lectured extensively in his field of expertise.

Code of Ethics

On June 29, 2004, the Board of Directors of Critical Home Care, Inc. (the “Company”) rescinded the code of ethics adopted by the Board of Directors on December 22, 2003, and adopted an amended and restated Code of Ethics and Conduct (the “Amended and Restated Code of Ethics”).  The Amended and Restated Code of Ethics is effective July 29, 2004. The Amended and Restated Code of Ethics is attached as Exhibit 14.1.

The Amended and Restated Code of Ethics applies to all directors, officers and employees of the Company and its subsidiaries, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Amended and Restated Code of Ethics substantially expands upon the substantive content of the former code of ethics adopted on December 22, 2003.

The Company will provide a copy of the Amended and Restated Code of Ethics, without charge, to any person who sends a written request addressed to the Chairman and CEO at Critical Home Care, Inc. at 26777 Central Park Blvd., Suite 200 Southfield, Michigan 48076. The Company intends to disclose any waivers or amendments to its Amended and Restated Code of Ethics in a report on Form 8-K Item 10, filing rather than by disclosure on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company’s issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the six-month transition period ended March 31, 2004.

Board Committees

The Board’s Audit Committee consists of three Directors. Director John T. Thornton is Chairman of the Company’s Audit Committee and is independent from management. Director Lawrence R. Kuhnert, the Company’s Vice Chairman of Finance (Principal Financial and Accounting Officer), President and Chief Operating Officer, is a member of the Audit Committee. One position on the Audit Committee is presently vacant, due to the resignation of former Director and Audit Committee member Mitchell J. Cooper on September 24, 2004. Under the Company’s Audit Committee Charter, a majority of the members of the Audit Committee shall be independent from management, to the extent practicable, and shall not have participated in the preparation of the Company’s financial statements during the preceding three years. Because the Company is not listed on a national exchange, all members of the Audit Committee are not required to be independent from management.

Item 10.	Executive Compensation.

The following table summarizes, for the last three fiscal years ended, the compensation paid to the Chief Executive Officer during such periods and each other executive officer of the Company whose salary exceeded $100,000 for the transition period ended March 31, 2004 (6 months), the fiscal year ended September 30, 2003 (12 months), and the fiscal year ended September 30, 2002 (nine months).

Summary Compensation Table
		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)
John E. Elliott, II, Chairman and Chief Executive Officer	2004 2003 2002	- - -	- - -	- - -	- - -
Lawrence R. Kuhnert, Vice Chairman of Finance, President, Treasurer and Chief Operating Officer[1]	2004 2003 2002	- - -	- - -	- - -	- - -
David Bensol, Executive Vice President	2004 2003 2002	$75,557 113,654 59,135	- - -	- - -	100,000
Eric S. Yonenson, Chief Financial Officer	2004 2003 2002	$57,942 65,019 -	- -	- - -	- 250,000 -
Cathy Sparling	2004 2003 2002	$145,039 141,000 136,022	- 66,315 63,913	- - -	- - -
Bradley Smith, Former Director and Officer	2004 2003 2002	$62,981 125,000 59,135	- - -	- - -	- - 75,000

__________________

1   John E. Elliott, II and Lawrence R. Kuhnert assumed their respective offices in May, 2004.  As a result, neither individual received compensation from the Company for the fiscal year ended March 31, 2004, or any prior fiscal years.  As more fully described in this transition report, Messrs. Elliott and Kuhnert each entered into employment agreements with the Company providing for annual base compensation of $150,000.

2   Pursuant to Mr. Bensol’s Employment  Agreement in effect as of March 31, 2004,  he  received  options to purchase 100,000 shares which vested quarterly,  commencing on December 31, 2002,  and are  exercisable  for a five year period  following  the date of  grant provided Mr. Bensol remains an employee of the Company.

3   The Chief Financial Officer was the Company’s Principal Accounting and Financial Officer through July 28, 2004.  Beginning on July 29, 2004, the Vice Chairman of Finance is the Company’s Principal Accounting and Financial Officer.  Pursuant to Mr. Yonenson’s Employment Agreement in effect as of March 31, 2004, he received options to purchase 250,000  shares which 50,000  shares  vested upon grant,  and the balance  vests  ratably on a monthly  basis as of the last day of the month for each of the first 36 months  following the date of grant as long as Mr. Yonenson remains an employee of the Company.  Mr. Yonenson commenced his employment with the Company on March 10, 2003, at an annual salary of $115,000 per year.

4   Cathy Sparling is Chief Operating Officer of Arcadia Services, Inc., a second-tier, wholly-owned subsidiary of the Company.  Ms. Sparling is listed pursuant to Rule 3b-7 of the Exchange Act, which states than an executive officer of a subsidiary may be deemed an executive officer of the Company if he or she performs policy-making functions of the Company.  The compensation information set forth in the above table relates to the three fiscal years ended March 31, 2004 (12 months), March 31, 2003 (12 months) and March 31, 2002 (12 months).  These fiscal years pre-date the effective date of the reverse merger in which Arcadia Services, Inc. became a second-tier, wholly-owned subsidiary of the Company.

Option Grants to Executive Officers and Option Exercises

During the fiscal year ended March 31, 2004, the Company did not grant stock options to any executive officer of the Company. During the fiscal year ended March 31, 2004, none of the Company’s executive officers exercised any stock options. The following table provides information regarding stock options held by the executive officers indicated as of March 31, 2004:

			Number of Securities Underlying Unexercised Options at End of Fiscal Year (#)		Value of Unexercised in-the-Money Options at End of Fiscal Year ($)*
	Number of Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David Bensol	NONE	-	100,000	0	0	0
Eric S. Yonenson	NONE	-	116,669	133,331	$ 30,300	$ 34,700
Bradley Smith	NONE	-	75,000	0	0	0

______________
* Value is calculated by subtracting the exercise price per share from the last reported market price on March 31, 2004 and multiplying the result by the number of shares subject to the option.

Director Compensation

Our directors who are officers or employees of the company will not be compensated for service on the Board of Directors or any committee thereof. Directors who are non-officers or non-employees are granted non-qualified stock options and receive $1,000 for attendance at each board meeting and $500 for each telephonic board meeting. These directors are also entitled to nominal compensation to cover travel costs.

Director John T. Thornton, who is Chair of the Company’s Audit Committee, will be paid $500 for each Audit Committee meeting attended. The Company and Mr. Thornton intend to enter into a compensation agreement under which Mr. Thornton will be compensated for Board and Audit Committee meeting attendance in shares of the Company’s Common Stock and will be compensated with an annual retainer equal to non-qualified Common Stock options valued at $25,000, with an exercise price of $0.50 per share.

Executive Officer Employment Contracts

John Elliott, II, Lawrence Kuhnert, and David Bensol entered into substantially similar Employment Agreements on May 7, 2004, as Chief Executive Officer, President, Treasurer and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one-year periods unless terminated on three months’ prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Messrs. Elliott, Kuhnert, or Bensol’s employment is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined), then such executive shall receive twice his base salary. Upon a change in control, other than the RKDA Merger, if the executive is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year. Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment.

Pursuant to Eric S. Yonenson’s Employment  Agreement,  Mr. Yonenson received options to purchase 250,000 shares of which 50,000 vested upon grant, and the  balance  vests  ratably  on a monthly  basis as of the last day of the month for each of the first 36 months  following  the date of grant as long as Mr. Yonenson remains an employee of the Company.  Mr. Yonenson commenced his employment with the Company on March 10, 2003, at an annual salary of $115,000 per year. Mr. Yonenson was the Company’s  Principal  Accounting and Financial  Officer  through July 28, 2004.  Beginning on July 29, 2004, the Vice Chairman of Finance became the Company’s Principal Accounting and Financial Officer.  Mr. Yonenson’s employment with the Company concluded on September 10, 2004.

Cathy Sparling, the Chief Operating Officer of Arcadia Services, Inc., renewed her employment agreement with Arcadia Services, Inc. effective April 1, 2003.  Ms. Sparling’s employment agreement is effective for a period of 36 months, and provides for a minimum annual base salary of $137,917.  The employment agreement also entitles Ms. Sparling to bonus compensation based on the income generated by Arcadia Services, Inc. as set forth in the agreement.  The employment agreement provides that either Ms. Sparling or Arcadia Services, Inc. may terminate the agreement upon thirty days prior written notice of termination for no cause, and five days prior written notice for cause.  If Ms. Sparling is terminated without cause, she is entitled to one-year of severance pay in the form of continuation of base salary and benefits.  The employment agreement also provides that Ms. Sparling is entitled to additional compensation upon a change in control of Arcadia Services, Inc. On May 25, 2004, the Company entered into an agreement with Cathy Sparling by which she purchased 200,000 shares of our Common Stock at $0.25 per share. The agreement provides certain registration rights for the shares of Common Stock she purchased.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the shares of our Common Stock and preferred stock as of October 1, 2004 by:

  each person we know to beneficially own more than 5% of our voting stock,

  each director and nominee for director,

  each of our executive officers named in the Summary Compensation Table under “Executive Compensation,” and all of our directors, nominees for directors and executive officers as a group.

As of October 1, 2004, there were 80,448,761 shares of our Common Stock outstanding. Except as noted, all information with respect to beneficial ownership has been furnished by the respective director, executive officer or beneficial owner of more than 5% of our Common Stock, or is based on filings with the Securities and Exchange Commission. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the Securities Exchange Act of 1934, as amended, which provides, among other things, that a person is deemed to be the beneficial owner of the Common Stock if that person, directly or indirectly, has or shares voting power or investment power with respect to such stock or has the right to acquire such ownership within sixty days. Accordingly, the amounts shown in the table do not purport to represent beneficial ownership for any purpose other than compliance with Securities and Exchange Commission reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of the Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John E. Elliott, II 26777 Central Park Blvd. Suite 200 Southfield, MI 48076	13,380,000 (1)	16.93%
Common Stock	Lawrence Kuhnert 26777 Central Park Blvd. Suite 200 Southfield, MI 48076	8,920,000 (2)	11.29%
Common Stock	David Bensol 2708 Easa Place Bellmore, NV 11710	4,571,768 (3)	5.79%
Common Stock	Eric Yonenson 762 Summa Ave Westbury, NY 11590	138,899 (4)	*
Common Stock	John T. Thornton 26777 Central Park Blvd. Suite 200 Southfield, MI 48076	0 (6)	*
Common Stock	Bradley Smith 10 Pinewood Dr Commack, NY 11725	1,092,641 (7)	1.38%
Common Stock	Cathy Sparling 26777 Central Park Blvd. Suite 200 Southfield, MI 48076	200,000	*
Common Stock	JANA Master Fund, Ltd. 200 Park Ave., Ste. 3900 New York, NY 10166	13,450,000 (8)	17.02%
Common Stock	WebFinancial Corp. 590 Madison Ave. 32nd Floor New York, NY 10022	4,400,000 (9)	5.57%
Common Stock	SDS Capital Corp SPC, Ltd. 53 Forest Ave., Suite 203 Old Greenwich, CT 06870	5,750,986 (10)	7.28%
Common Stock	Steven Derby 53 Forest Ave., Suite 202 Old Greenwich, CT 06870	6,750,986 (11)	8.54%
Common Stock	North Sound Capital, LLC 53 Forest Ave., Ste. 202 Old Greenwich, CT 06870	6,850,985 (12)	8.67%
Common Stock	Thomas McAuley 53 Forest Ave., Ste. 202 Old Greenwich, CT 06870	6,850,985 (13)	8.67%

*	Represents less than 1% of the outstanding stock.
(1)	Includes 600,000 shares of common stock issuable upon exercise of Class A Warrants. Includes 6 million shares of Common Stock held in escrow.
(2)	Includes 400,000 shares of common stock issuable upon exercise of Class A Warrants. Includes 4 million shares of Common Stock held in escrow.
(3)	Includes 60,000 shares of common stock issuable upon exercise of Class A Warrants.
(4)	Shares of common stock issuable upon exercise of options. Mr. Yonenson’s employment with the Company concluded on September 10, 2004.
(5)	[reserved]
(6)	The Company and director John T. Thornton intend to enter into a compensation agreement under which Mr. Thornton will be compensated for Board and Audit Committee meeting attendance in shares of the Company’s Common Stock and will be compensated with an annual retainer equal to non-qualified Common Stock options valued at $25,000, with an exercise price of $0.50 per share.
(7)	Includes 75,000 shares of common stock issuable upon exercise of options.
(8)	Includes 1,200,000 shares of common stock issuable upon exercise of Class A Warrants and 250,000 shares of common stock issuable upon the exercise of other warrants.
(9)	Includes 400,000 shares of common stock issuable upon exercise of Class A Warrants.
(10)	Includes 500,000 shares of common stock issuable upon exercise of Class A Warrants, as well as 250,986 shares of common stock owned by SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd.
(11)	Steven Derby shares dispositive power of 5,250,986 shares of common stock of the Company, as well as 500,000 shares of common stock issuable upon exercise of Class A Warrants in his capacity as managing member of SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd. Derby also shares dispositive power of 1,000,000 shares of Common Stock of the Company in his capacity as a managing member of Baystar Capital Management, LLC, the general partner of Baystar Capital II, L.P.
(12)	Includes 150,000 shares of common stock owned by North Sound Legacy Fund LLC, 2,160,000 shares of common stock owned by North Sound Legacy Institutional Fund LLC and 3,690,000 shares of common stock owned by North Sound Legacy International Ltd.; all of whom are managed by North Sound Capital LLC. Also includes 600,000 shares of common stock issuable upon exercise of Class A Warrants owned by such entities.
(13)	The ultimate managing member of North Sound Capital LLC is Thomas McAuley. Mr. McAuley may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (the "Funds"), who are the holders of such shares. As the managing member of the Funds, Mr. McAuley has voting and investment control with respect to the shares of common stock held by the Funds.

On May 7, 2004, Messrs. Elliott and Kuhnert, Mr. Bensol, Bradley Smith, North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Jana Master Fund Ltd. and Web Financial Corporation entered into a voting agreement (the “Voting Agreement”). The Voting Agreement gives Messrs. Elliott and Kuhnert the right to control the vote of a sufficient number of shares of the Company’s Common Stock, in addition to their own shares, to elect a majority of the Company’s Board of Directors. The Voting Agreement will stay in effect until the earlier of (a) the date on which the combined Common Stock ownership of the Company held by Messrs. Elliott and Kuhnert is reduced to less than 10%, (b) the date on which neither Messrs. Elliott nor Kuhnert are executive officers of the Company, or (c) the expiration of the maximum period permitted by law.

Item 12.	Certain Relationships and Related Transactions.

See Item 10, “Executive Compensation,” above, for information concerning employment agreements entered into by and between the Company and certain officers and/or directors. The information contained in Item 10 is incorporated herein by this reference.

Director John T. Thornton, who is Chair of the Company’s Audit Committee, will be paid $500 for each Audit Committee meeting attended. The Company and Mr. Thornton intend to enter into a compensation agreement under which Mr. Thornton will be compensated for Board and Audit Committee meeting attendance in shares of the Company’s Common Stock and will be compensated with an annual retainer equal to non-qualified Common Stock options valued at $25,000, with an exercise price of $0.50 per share.

On September 26, 2002, in connection with his joining the Board of Directors, former Director Mitchell Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of Common Stock exercisable at $1.50 per share, vested immediately. Mr. Cooper resigned from the Board of Directors effective September 24, 2004.

On September 26, 2002, also in connection with their joining the Board of Directors, former directors Dr. Barbara Levine and Delbert Spurlock, Jr. were each granted five-year non-qualified stock options to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share, all of which options vested immediately. In addition, Dr. Levine and Mr. Spurlock were each awarded future grants of options to purchase up to 200,000 shares of Common Stock based upon their continued service to the Company. These options would be granted in 50,000 share increments on each of the first four anniversary dates of their joining the Board of Directors exercisable at the fair market value on the respective dates of grant on the anniversary dates. Accordingly, on September 26, 2003, Dr. Levine and Mr. Spurlock were each granted options to purchase 50,000 shares of common stock at $0.23 per share, the fair market value on the date of grant, all of which vested upon grant and are exercisable for five years. Before the RKDA Merger, Mr. Spurlock chose not to run for election at the annual meeting of the Company’s shareholders held on May 4, 2004, and per the terms of the RKDA Merger, Barbara Levine resigned from the Company’s Board of Directors upon completion of the RKDA Merger.

Item 13.	Exhibits and Reports on Form 8-K.

(a)                Exhibits

The Exhibits included as part of this report are listed in the attached Exhibit Index. The Exhibit Index, together with the Exhibits listed therein, are incorporated herein by this reference.

(b)               Reports on Form 8-K

During the three months ended March 31, 2004, the Company filed a report on Form 8-K on March 10, 2004 to report that the Company has signed a non-binding letter of intent with certain unaffiliated persons to acquire their company RKDA, which had a binding agreement to purchase all of the capital stock of a privately held company engaged in the healthcare industry.

Subsequent to the three months ended March 31, 2004 through the date of filing this transition report, the Company filed the following reports on Form 8-K:

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

  On August 5, 2004, the Company filed a Current Report on Form 8-K reporting amendments to the Company’s Code of Ethics.

  On August 25,  2004,  the  Company  filed a Current  Report on Form 8-K  announcing  that it had issued a press  release  announcing  its  financial results for the three months ended June 30, 2004 and certain other information.

  On September 2, 2004, the Company filed a Current Report on Form 8-K announcing that on August 30, 2004,  Arcadia Health Services,  Inc. a second-tier  wholly owned  subsidiary of Critical Home Care, Inc., and Second  Solutions,  Inc.  (collectively  "Buyer") entered into a definitive  agreement  with Merit  Staffing  Resources,  Inc.  (the  "Seller")  and Merit Staffing’s majority  shareholder  to purchase substantially  all of Merit Staffing’s assets,  and that the transaction  closed on August 30, 2004, was funded on August 31, 2004. The Form 8-K also  reported  that on August 20, 2004, SSAC,  LLC, a second tier wholly owned  subsidiary  of the Critical  Home Care,  Inc., purchased American Oxygen, Inc. of Peoria,  Illinois.  American Oxygen, Inc.,  operating from two locations in Illinois,  sells and rents  durable medical equipment, including respiratory/oxygen equipment.

  On September  27, 2004,  the Company  filed a Current  Report on Form 8-K  reporting  the  execution of the  Promissory  Note and Warrant Purchase Agreement with BayStar Capital,  II, L.P. and the closing of the transactions  contemplated  therein, the acquisition of Trinity Healthcare of Winston-Salem,  Inc. and the closing of the transactions contemplated therein, the creation of direct financial obligations and issuance of unregistered  securities in connection with the BayStar and Trinity  transactions,  the resignation of Mitchell J. Cooper as a Director of the Company  effective  September  24, 2004,  and the issuance of a press  release by the Company on September  24, 2004announcing the Trinity acquisition.

Item 14.	Principal Accountant Fees and Services.

General

The accounting firm of BDO Seidman, LLP (“BDO Seidman”) has acted as the Company’s independent accountant to audit the financial statements of the Company and its consolidated subsidiaries since June 22, 2004. Before then, the accounting firm of Marcum & Kliegman, LLP (“Marcum & Kliegman”) acted as the Company’s independent accountant to audit the financial statements of the Company and its consolidated subsidiaries, beginning on May 7, 2003.

Fees Paid to Independent Auditors

Audit Fees. BDO Seidman has furnished the audit of the financial statements for the six month transitional period ended March 31, 2004. The amount of fees which BDO Seidman bills the Company for furnishing the audit of these financial statements, which will approximate $40,000, will be reported by the Company on Form 10-K for the fiscal year ending March 31, 2005.

Marcum & Kliegman billed the Company a total of $90,850 for professional services in connection with the audit of the financial statements for the fiscal year ended September 30, 2003 and review of the financial statements contained in the Company’s Form 10-Q reports filed for the fiscal year ended September 30, 2003.

Other Audit Services

Marcum & Kliegman billed the Company a total of $35,000 in connection with all other services utilized with respect to the fiscal year ended March 31, 2004, for consultation with respect to the RKDA Merger.

Tax Fees. The amount of fees which BDO Seidman bills the Company for services rendered in connection with the preparation of the Company’s 2003 and 2004 federal tax returns, amendment of the Company’s 2002 federal and state tax returns, and advice on state and local tax return preparation will be reported by the Company on Form 10-K for the fiscal year ending March 31, 2005.

Marcum & Kliegman billed the Company a total of $12,500 for services rendered in the fiscal year ended September 30, 2003 in connection with the preparation of the Company’s 2002 federal tax return and advice on state and local tax return preparation.

All Other Fees. The amount of fees which BDO Seidman bills the Company in connection with all other services rendered relative to the six month transition period ended March 31, 2004 will be reported by the Company on Form 10-K for the fiscal year ending March 31, 2005.

 Except as described in this Item 14, Marcum & Kliegman did not furnish or bill the Company for other services rendered during the fiscal year ended September 30, 2003.

The Audit Committee of the Board does not consider the provision of the services described above by BDO Seidman to be incompatible with the maintenance of its independence.

The Audit Committee of the Board does not consider the provision of the services described above by Marcum & Kliegman to be incompatible with the maintenance of its independence.

The Audit Committee has adopted a pre-approval policy for all audit and non-audit services pursuant to which it pre-approves all audit and non-audit services provided by the independent auditors before the engagement with respect to such services (other than certain deminimis non-audit services). To the extent that an engagement for audit and/or non-audit services is needed by the Company between Audit Committee meetings, the Audit Committee Chairman is authorized by the Audit Committee to approve the required engagement on its behalf.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Independent Auditors' Report of Grassi & Co., CPAs	F-4
Consolidated Balance Sheet at March 31, 2004 and September 30, 2003	F-5
Consolidated Statements of Operations for the periods ended March 31, 2004, September 30, 2002 and for the year ended September 30, 2003	F-6
Consolidated Statements of Cash flows for the periods ended March 31, 2004, September 30, 2002 and for the year ended September 30, 2003	F-7
Consolidated Statements of Stockholders’ Equity for the period ended September 30, 2002, and March 31, 2004, and for the year ended September 30, 2003.	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Critical Home Care, Inc.
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Critical Home Care, Inc. as of March 31, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended March 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Critical Home Care, Inc. at March 31, 2004, and the results of its operations and its cash flows for the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP Certified Public Accountants Kalamazoo, Michigan

October 6, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Critical Home Care, Inc.

We have audited the accompanying consolidated balance sheet of Critical Home Care, Inc. and Subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Critical Home Care Inc. and Subsidiaries at September 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for 2003 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had an accumulated deficit of $7,951,000 and a working capital deficiency of $891,000. The Company also realized a net loss of $4,012,000 for the year ended September 30, 2003. The Company’s recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   /s/ Marcum & Kliegman

Marcum & Kliegman LLP
New York, New York
January 23, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Critical Home Care, Inc. and Subsidiaries

 We have audited the accompanying consolidated statement of operations, changes in shareholders' equity and cash flows of Critical Home Care, Inc. and Subsidiaries (collectively the "Company"), for the nine months ended September 30, 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the nine months ended September 30, 2002, in conformity with accounting principles generally accepted in the Untied States of America.

 /s/ Grassi & Co., CPAs, P.C.
GRASSI & CO., CPAs, P.C.

New York, New York
February 5, 2003

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,000	$2,000
Accounts receivable, net of allowance for
doubtful accounts of $818,000 and $828,000	855,000	890,000
Inventory for resale, net of $200,000 reserve for 2004 (Note 3)	62,000	266,000
Prepaid expenses and other current assets	364,000	87,000
TOTAL CURRENT ASSETS	1,356,000	1,245,000
PROPERTY AND EQUIPMENT - NET (Note 4)	604,000	630,000
GOODWILL AND OTHER INTANGIBLE (Note 12)	–	1,937,000
OTHER	37,000	30,000
TOTAL ASSETS	$1,997,000	$3,842,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Note payable (Note 6)	$1,500,000	$–
Accounts payable	637,000	785,000
Accrued expenses and other current liabilities	231,000	316,000
Cash overdrafts	–	39,000
Current portion of long term debt (Note 7)	464,000	619,000
Current portion of Officer note payable (Note 8)	704,000	377,000
TOTAL CURRENT LIABILITIES	3,536,000	2,136,000
LONG-TERM DEBT
Officer note payable less current portion (Note 8)	–	50,000
Notes payable less current portion (Note 7)	15,000	237,000
TOTAL LONG TERM DEBT	15,000	287,000
TOTAL LIABILITIES	3,551,000	2,423,000
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.25 par value, 5,000,000 shares authorized,	–	–
none issued and outstanding
Common stock, $0.25 par value; 100,000,000 shares authorized;
24,603,000 and 24,393,000 shares issued and outstanding
for 2004 and 2003, respectively	6,151,000	6,098,000
Additional paid-in capital	3,525,000	3,272,000
Accumulated deficit	(11,230,000)	(7,951,000)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,554,000)	1,419,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,997,000	$3,842,000

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE PERIOD ENDED MARCH 31, 2004	FOR THE YEAR ENDED SEPTEMBER 30, 2003	FOR THE PERIOD ENDED SEPTEMBER 30, 2002
NET SALES	$2,011,000	$5,446,000	$1,286,000
COST OF GOODS SOLD	843,000	1,665,000	384,000
GROSS PROFIT	1,168,000	3,781,000	902,000
OPERATING EXPENSES:
Selling, general and administrative	2,093,000	5,499,000	1,065,000
Depreciation and amortization	43,000	94,000	12,000
Impairment of goodwill (Note 12)	1,857,000	1,500,000	–
Impairment of other intangibles	70,000	–	–
TOTAL OPERATING EXPENSES	4,063,000	7,093,000	1,077,000
LOSS FROM OPERATIONS	(2,895,000)	(3,312,000)	(175,000)
OTHER INCOME (EXPENSE):
Other income	–	138,000	–
Interest expense	(139,000)	(142,000)	(28,000)
Amortization of debt discount and
deferred financing costs (Note 7)	–	(666,000)	–
Amortization of deferred debt discount,
notes payable - other (Note 7)	(245,000)	(30,000)	–
Management and Billing Fee	–	–	96,000
	(384,000)	(700,000)	68,000
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,279,000)	(4,012,000)	(107,000)
PROVISION FOR INCOME TAXES (Note 10)	–	–	–
NET LOSS	$(3,279,000)	$(4,012,000)	$(107,000)
BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.17)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	24,467,000	24,308,027	16,432,000

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE PERIOD ENDED MARCH 31, 2004	FOR THE YEAR ENDED SEPTEMBER 30, 2003	FOR THE PERIOD ENDED SEPTEMBER 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,279,000)	$(4,012,000)	$(107,000)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Provision for bad debts	125,000	992,000	91,000
Depreciation and amortization	96,000	161,000	12,000
Interest paid with common stock	84,000	77,000	25,000
Stock option compensation	–	228,000	120,000
Amortization of debt discount and
deferred financing costs	–	666,000	–
Amortization of deferred debt discount
notes payable - other loan	245,000	30,000	–
Impairment of goodwill	1,857,000	1,500,000	–
Impairment of other intangibles	70,000	–	–
Changes in operating assets and liabilities
Accounts receivable	(87,000)	(787,000)	(276,000)
Inventory	204,000	19,000	32,000
Prepaid expenses and other current assets	23,000	(52,000)	(18,000)
Deposits	(7,000)	5,000	(21,000)
Accounts payable	(148,000)	328,000	60,000
Accrued expenses and other current liabilities	(83,000)	(35,000)	91,000
Total adjustments	2,379,000	3,132,000	116,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(900,000)	(880,000)	9,000
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(75,000)	(90,000)	(385,000)
Deposit on acquisition	(300,000)	–	–
	(375,000)	(90,000)	(385,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdrafts	(39,000)	39,000	–
Proceeds from insurance settlement	11,000	–	–
Proceeds from convertible promissory notes,	–	568,000	–
net of $98,000 of debt issue costs
Proceeds from notes payable - other	274,000	475,000	501,000
Proceeds from note payable	1,500,000	–	–
Proceeds from (repayment of) notes payable - officer	277,000	427,000	(35,000)
Payment of long-term debt	(675,000)	(591,000)	(55,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,348,000	918,000	411,000
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	73,000	(52,000)	35,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,000	54,000	19,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,000	$2,000	$54,000
Supplementary information:
Cash paid during the period for:
Interest	$35,000	$2,000	$1,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for asset acquisition	$–	$–	$3,500,000
Issuance of stock in repayment of debt and interest	$85,000	$666,000	$–
Deferred Debt Discount	$–	$56,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2002,
FOR THE YEAR ENDED SEPTEMBER 30, 2003
AND FOR THE PERIOD ENDED MARCH 31, 2004

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2002	15,896,000	$3,974,000	$–	$(3,832,000)	$142,000
Stock issued for
Settlement to Affiliate	254,000	63,000	32,000	–	95,000
Interest	100,000	25,000	75,000	–	100,000
Stock option Compensation	–	–	120,000	–	120,000
Value of debt Cancellation	–	–	61,000	–	61,000
Reverse Acquisition of NYMI	5,725,000	1,431,000	(1,431,000)	–	–
Acquisition of All Care	1,750,000	438,000	3,062,000	–	3,500,000
Net Loss	–	–	–	(107,000)	(107,000)
Balance, September 30, 2002	23,725,000	5,931,000	1,919,000	(3,939,000)	3,911,000
Common Stock issued for conversion
of convertible promissory
notes and interest	668,000	167,000	501,000	–	668,000
Stock option Compensation	–	–	228,000	–	228,000
Value of debt discount	–	–	568,000	–	568,000
Deferred debt discount	–	–	56,000	–	56,000
Net Loss	–	–	–	(4,012,000)	(4,012,000)
Balance, September 30, 2003	24,393,000	6,098,000	3,272,000	(7,951,000)	1,419,000
Stock issued for conversion
of convertible promissory
note and interest	210,000	53,000	32,000	–	85,000
Value of debt discount	–	–	221,000	–	221,000
Net Loss	–	–	–	(3,279,000)	(3,279,000)
Balance, March 31, 2004	24,603,000	$6,151,000	$3,525,000	$(11,230,000)	$(1,554,000)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2004, the Company had a working capital deficiency of $2,180,000, an accumulated deficit of $11,230,000 and had incurred net losses for the six months ended March 31, 2004 of $3,279,000. The Company’s recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.

The consolidated financial statements for the year ended September 30, 2003 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2003, the Company had an accumulated deficit of $7,951,000, a working capital deficiency of $891,000 and had realized a net loss of $4,012,000 for the year ended September 30, 2003. The Company's consolidated financial statements as of and for the year ended September 30, 2003  do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

The Company’s business plan and growth strategy are dependent on working capital. Management has been aggressively seeking to raise additional capital through accounts receivable financing and private sector loans and obtained a loan of $250,000 from a private individual on February 3, 2004, and a bridge loan of $1,500,000 on March 11, 2004 and amended and restated on June 12, 2004 (see Note 6). On May 7, 2004, the Company completed a total of $8,000,000 of a Regulation D Private Placement (the “Offering”). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement Agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% sales commission, and reimbursement of out-of–pocket expenses. The Company advanced $5 million of the net proceeds to complete the RKDA Merger described in Note 2 below; approximately $164,000 of the proceeds was used for the repayment of indebtedness and the balance for working capital.

NOTE 2 – DESCRIPTION OF BUSINESS

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

On July 12, 2002, the Company acquired 100% of the common stock of Classic Healthcare Solutions, Inc. (“Classic”); on August 8, 2002, the Company acquired substantially all of the assets and business operations of Homecare Alliance, Inc. (“Alliance”); on September 13, 2002, the Company acquired substantially all of the assets and business operations of All Care Medical Products, Inc. (“All Care”) and on September 26, 2002, the Company consummated a reverse acquisition with New York Medical, Inc. (“NYMI”) and NYMI changed its name to Critical. The results of operations of acquired businesses have been included with those of the Company since the respective dates of acquisition.

For accounting purposes, the transaction between NYMI and the Company  was considered, in substance, a capital transaction rather than a business combination and has been accounted for under the purchase method of accounting since the former shareholders of the Company owned a majority of the outstanding common stock of NYMI. Accordingly, the combination of the Company with NYMI was recorded as a recapitalization of the Company, pursuant to which the Company has been treated as the continuing entity for accounting purposes.

The Company is incorporated in Nevada. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company’s equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO’s, PPO’s and private pay. The Company had one payor source, Medicare, which accounted for more than 10% of its revenue during the period ended March 31, 2004, and the year ended September 30, 2003, and the period ended September 30, 2002.

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

Effective May 10, 2004, CHC Sub, Inc., a wholly owned subsidiary of the Company, merged with and into RKDA, Inc., a recently formed Michigan Corporation, (the "RKDA Merger"). RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interest of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services, Inc. on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Inc., Arcadia Services, Inc., Addus HealthCare, Inc., and the principal stockholder of Addus HealthCare, Inc. (the "Arcadia Acquisition"). For descriptions of the terms of the RKDA Merger and the Arcadia Acquisition, please refer to the Form 8-K filed with the Securities and Exchange Commission (the "Commission") on May 24, 2004, as amended by the accompanying Form 8-K/A filed with the Commission on July 23, 2004.

For accounting purposes, the transaction between RKDA and the Company  was considered a reverse merger and RKDA, Inc. will be considered the acquirer of the Company for accounting purposes.

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

Revenue recognition – Revenues are recorded in the period the services were rendered at established rates reduced by provisions for doubtful accounts and contractual adjustments. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and were recognized in the period the services were rendered. Any differences between estimated contractual adjustments and actual final settlements were recognized as contractual adjustments in the year final settlements were determined. The Company reports revenues in its financial statements net of such adjustments, however, appeals are sometimes filed and if such appeals are decided in the Company’s favor, revenues would be readjusted.

Allowance for doubtful accounts – The Company reviews all accounts receivable balances, provides for an allowance for uncollectible accounts, and estimates its bad debt expense based on historical analysis of its records. The basis of this analysis is from the aging of the receivable files, the patient, payer provider records, and additionally their payment history. Items that are greater than one year old are fully reserved. The balance of any reserve, which is established, is estimated based on the collection history from Company records. If actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration of credit risk – The Company primarily provides health care services, medical need related equipment and customized devices and is reimbursed by the patient’s third-party insurers or governmentally funded health care insurance programs. The Company performs ongoing credit evaluations for its private pay customer patients and open account customers. The ability of the Company’s debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company’s customer patients and future legislation and regulatory actions. The Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations. The Company grants credit without collateral to its patients, who are primarily insured under third party agreements. Approximately 21% and 11% of the Company's accounts receivable at March 31, 2004  and September 30, 2003 consists of amounts due from Medicare and Medicaid, respectively. The Company operates its business primarily in the New York Metropolitan area. Additionally a substantial portion of our revenue is attributable to payments received from third party payers, including the Medicare and Medicaid programs. For the period ended March 31, 2004 approximately 22% of our revenue was derived from Medicare and approximately 8% was derived from Medicaid. For the year ended September 30, 2003, revenues from Medicare and Medicaid were 20% and 6% respectively. In fiscal 2002, revenues from Medicare and Medicaid were 21% and 1%, respectively.

Fixed assets and depreciation – The Company’s policy is to record the fixed asset at cost and depreciate or amortize fixed assets over the estimated useful lives of the assets (3-15 years) by use of the straight-line method.

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

Impairment of long-lived assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

Earnings (loss) per share — The Company follows Statement of Financial Accounting Standards, (“SFAS”) No. 128, “Earnings per Share” (“EPS”) for computing and presenting earnings (loss) per share, which requires, among other things, dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options to acquire 1,013,000 and 325,000 common shares for the year ended September 30, 2003 and the nine months ended September 30, 2002, respectively, have not been considered in the computation of dilutive earnings per share since their effect would be antidilutive.

Inventories — Is valued at the lower of cost or market (first-in, first out method) and consists primarily of disposables, supplies and equipment used with patient service.  During the period ended March 31, 2004, the Company recorded a reserve for obsolescence of $200,000.

The Company’s had filed a Form 10Qsb for the six months ended March 31, 2004.  Subsequent to the filing of the March 31, 2004 Form 10Qsb, in connection with the merger (See Note 2), the Company determined to adopt a March 31st year end.

As disclosed in the March 31, 2004 Form 10Qsb, it was managements' policy for interim accounting purposes, to calculate and adjust its inventory pursuant to a review of its historical gross profit percentages.  At the Company's fiscal year end the Company performs a physical inventory and values its inventory at the lower of cost or market (first-in, first-out method), which consisted primarily of disposables, supplies and equipment used in conjunction with patient service.

Based on the physical count of the inventory on hand, the closing of a location and the non saleable items noted management determined that it would be necessary for the Company to reserve for $200,000 of its inventory as of March 31, 2004.

	Previously Issued Three months Ended March 31, 2004 (Unaudited)	Three Months Ended March 31, 2004 (Adjusted Unaudited)	Previously Issued Six months Ended March 31, 2004 (Unaudited)	Six months Ended March 31, 2004 (Adjusted Audited)
Inventory	$262,000	$62,000	$262,000	$62,000
Stockholders' Deficit	(1,354,000)	(1,554,000)	(1,354,000)	(1,554,000)
Gross Profit	$461,000	261,000	1,368,000	1,168,000
Net Loss	(2,771,000)	(2,971,000)	(3,077,000)	(3,279,000)
Basic and Diluted Earnings (loss) Per Share	($0.11)	($0.12)	($0.13)	($0.13)

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, " Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees".   As required under SFAS 148, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	For the Period Ended March 31, 2004	For the Year Ended September 30, 2003	For the Period Ended September 30, 2002
Net loss as reported	$(3,279,000)	$(4,012,000)	$(107,000)
Stock based employee compensation expense
under the intrinsic value method	–	228,000	–
Less: Total stock-based employee compensation expense
determined under the fair value method,	(9,000)	(441,000)	–
Pro Forma net loss	$(3,288,000)	$(4,225,000)	(107,000)
Net loss per share:
Basic and diluted loss per share as reported	$(0.13)	$(0.17)	$(0.00)
Pro Forma basic and diluted loss per share	$(0.13)	$(0.17)	$(0.00)

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

For the Year Ended September 30, 2003
Expected life (years)	5
Interest rate	4-5%
Annual rate of dividends	0%
Volatility	210%

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

Basis of Presentation  - Effective June 2004 the company changed its fiscal year end from September 30 to March 31. The consolidated financial statement includes the six month period from October 1, 2003 to March 31,2004.

The following table presents certain unaudited financial information for the period from October 1, 2002 to March 31, 2003:

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

For The Period Ended March 31, 2003
(unaudited)
NET SALES	$3,195,000
COST OF GOODS SOLD	982,000
GROSS PROFIT	2,213,000
OPERATING EXPENSES:
Selling, general and administrative	2,680,000
Depreciation and amortization	48,000
TOTAL OPERATING EXPENSES	2,728,000
LOSS FROM OPERATIONS	(515,000)
OTHER INCOME (EXPENSE):
Other income	138,000
Interest expense	(62,000)
Amortization of debt discount	(672,000)
(596,000)
NET LOSS	$(1,111,000)
BASIC AND DILUTED LOSS PER SHARE	$(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	24,119,000

Effective December 10, 2002, the company changed its fiscal year end from December 31 to September 30.  The consolidated financial statement includes the nine month period from January 1 2002 to September 30, 2002.

The following table presents certain unaudited pro forma financial information for the 12 month period from October 1, 2001 to September 30, 2002.

For The Year Ended September 30, 2002
(unaudited)
NET SALES	$1,585,000
COST OF GOODS SOLD	475,000
GROSS PROFIT	1,110,000
OPERATING EXPENSES:
Selling, general and administrative	1,231,000
Depreciation and amortization	15,000
TOTAL OPERATING EXPENSES	1,246,000
LOSS FROM OPERATIONS	(136,000)
OTHER INCOME (EXPENSE):
Interest expense	(28,000)
Management and Billing fees	96,000
68,000
NET LOSS	$(68,000)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	16,102,000

Intangible assets - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The adoption of SFAS No. 141 and SFAS No. 142, did not have a material effect on the Company's consolidated financial position or results of operations for the nine months ended September 30, 2002. For the period ended March 31, 2004 and for the year ended September 30, 2003, pursuant to SFAS No. 142 the Company has recorded a charge of $1,857,430 and $1,500,000 respectively for the impairment of goodwill. (See Note 11)

Recent pronouncements - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No.146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FASB 146 did not have a material impact on the Company's consolidated financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 consist of the following:

	Cost	Accumulated Depreciation	Book Value March 31, 2004
Delivery Vehicle	$63,000	$30,000	$33,000
Furniture & Fixtures	121,000	41,000	80,000
Leasehold Improvement	142,000	43,000	99,000
Office Equipment	49,000	22,000	27,000
Rental Equipment	486,000	121,000	365,000
	$861,000	$257,000	$604,000

Property and equipment at September 30, 2003 consist of the following:

	Cost	Accumulated Depreciation	Book Value September 30, 2003
Delivery Vehicle	$49,000	$21,000	$28,000
Furniture & Fixtures	121,000	29,000	92,000
Leasehold Improvement	142,000	29,000	113,000
Office Equipment	49,000	17,000	32,000
Rental Equipment	432,000	67,000	365,000
	$793,000	$163,000	$630,000

Depreciation expense for the periods ended March 31, 2004, the year ended September 30, 2003, the period ended September 30, 2002 were $86,000, $141,000 and $12,000 respectively.

NOTE 5 - ISSUANCE OF SECURITIES

During the year ended September 30, 2003, the Company and certain holders of notes payable - asset acquisitions, notes payable - other and note payable - officer agreed to amend the respective maturity dates of their notes whereby they became long term obligations.

During October and December 2002, the Company sold a total of $666,000 of convertible promissory notes (the "Notes") pursuant to a private placement (the "Private Placement").  The Notes which beared interest at the rate of eight percent (8%) per annum were due on February 28, 2003 and were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company’s discretion.  In November 2002 and February 2003, the Company elected to convert the total proceeds of $666,000 Notes into 666,000 shares of common stock. An additional 2,168 shares were issued as payment of accrued interest. As a result of the conversion price of $1.00 being less than the fair market value of $2.50 per shares on the dates the notes were purchased, there was a beneficial conversion feature of $995,000.  Such amount, however, is limited to the total investment made and therefore the Company recorded a non-cash debt discount and beneficial conversion feature charge of $666,000 during the year ended September 30, 2003.

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

NOTE 6 - NOTE PAYABLE

On March 11, 2004, the company entered into a 12% $1,500,000 Subordinated Promissory Note due June 12, 2004, unless prepaid. If the note is repaid before maturity, the Company shall pay a 1% termination fee to the lender. The bridge lender received warrants to purchase 250,000 shares of the Company’s Common Stock exercisable for 7 years at $0.50 per share. Using the Black Scholes method of option valuation, these options were valued at $94,000 which amount is being amortized over the life of the loan. The amount of amortization expense recorded for the period ended March 31, 2004 was $21,000, (See Note 1). On June 12, 2004 the Promissory Note was amended and restated to a 12% subordinated convertible promissory note with final payment due October, 2005.

NOTE 7 - LONG TERM DEBT

	March 31 2004	September 30, 2003

Notes payable, issued between July 2002 and February 2003 pursuant to working capital loans provided by three unrelated parties bearing interest ranging from 5% to 12% per annum and dates of maturity through April 2004.
The notes were paid in full in April 2004 and May 2004. Balance is reported net of discount of $2,000 and $26,000 at
March 31, 2004 and September 30, 2003, respectively.
(See Note 11)	$223,000	$612,000
Note payable issued in September 2002 pursuant
to the All Care Asset Acquisition Agreement, unsecured,
originally due September 30, 2003, modified
on April 16, 2003, bearing interest at 7% per annum and payable
August 15, 2005. This debt was re-negotiated and paid in full
during May 2004.	$233,000	$233,000
Notes payable issued in during February 2004 for the purchase of a delivery vehicle payable in monthly installments of $665 and $558 including interest at 7.3% and 6.9% per annum maturing in March 2007 and April 2005
and secured by the delivery vehicle.	$23,000	$11,000
	$479,000	$856,000
Less: Current portion	(464,000)	$(619,000)
Long term debt, net of current maturities	$15,000	$237,000

NOTE 8 – Officer Note Payable

	March 31, 2004	September 30, 2003
Notes payable, officer, issued from January 2003 through December 2003 pursuant to working capital loans from the President of the Company bearing interest at 8% per annum and due at dates from May 2004 through
October 2005. Of this amount, $150,000 was converted into equity
in May 13, 2004, at $0.25 per share. (See Note 5)	$704,000	$427,000

Note 9 – Acquisitions

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

The revenues and costs of these two operations have been included with those of the Company since their respective dates of acquisition. The allocation of the purchase prices, including certain acquisition costs of $25,000 and $130,000 respectively, was as follows:

	Alliance	All Care

Cash	$--	$78,000
Accounts receivable	--	557,000
Inventory	168,000	433,000
Fixed assets	107,000	206,000
Security deposits	--	14,000
Goodwill	--	3,357,000
Accounts payable	--	(230,000)
Loan payable to stockholder	--	(15,000)
Accrued liabilities	--	(245,000)
	$275,000	$4,155,000

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

For accounting purposes, the transaction between NYMI and Critical is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of Critical now own a majority of the outstanding common stock of NYMI. Accordingly, the combination of Critical with NYMI has been recorded as a recapitalization of Critical, pursuant to which Critical has been treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Critical. Such historical financial statements reflect the results of operations of Classic which was a Sub Chapter S corporation through the date of its acquisition on July 12, 2002, and all historical tax effects have therefore been shown on a pro-forma basis.

The acquisition of Alliance was not considered material for purposes of including pro-forma information but the acquisition of All Care was. Therefore, the pro-forma unaudited condensed statements of operations presented below represents what the results of operations of the combined companies would have been had the All Care acquisition taken place at the beginning of the fiscal period shown.

For the Nine Months ended September 30, 2002
Sales	$4,172,000
Cost of sales	1,353,000
Gross profit	2,819,000
Operating expenses	2,767,000
Operating income	52,000
Other income	3,000
Income before taxes	$55,000
Pro-forma income taxes	22,000
Pro-forma net income	$33,000
Basic and diluted earnings per share	$0.00
Basic and diluted weighted common shares outstanding	16,432,000

NOTE 10 – Income Taxes

As of March 31, 2004, the Company has net operating loss carryforwards (“NOLs”) of approximately $2,754,000, which may be available to reduce taxable income if any. These NOLs expire through 2024. However Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs.

Components of the provision (benefit) for income taxes are as follows:

	2004	2003
Current
Federal	$-0-	$-0-
State and local	-0-	-0-
Deferred
Federal	$-0-	$-0-
State and local	-0-	-0-
Total	$-0-	$-0-

	2004	2003
Income tax provision at 34%	(34.0%)	(34.0%)
State and local income taxes net	(6.0%)	(6.0%)
of federal benefit
Non deductible goodwill impairment	23.2%	14.9%
Non deductible amortization of
beneficial conversion feature	0.0%	5.7%
Net operating losses not utilized	16.8%	19.4%
	0.0%	0.0 .%

As of March 31, 2004, the Company has net operating loss carryforwards of approximately $2,754,000 that will be available to offset future taxable income through the dates shown below:

March 31,
2022	$220,000
2023	1,191,000
2024	1,343,000
$2,754,000

        Significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	March 31, 2004	September 30, 2003
Allowance for doubtful accounts	$327,000	$331,000
Non-deductible expenses	--	121,000
Net operating loss	1,102,000	564,000
Other	--	(10,000)
Total	$1,429,000	$1,006,000
Valuation allowance	(1,429,000)	(1,006,000)
Net deferred taxes	$-0-	$-0-

FAS 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits, etc. FAS 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.

Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are more likely than not to be realized. As such, the resulting estimated deferred tax assets of approximately $1,400,000 as of March 31, 2004, have been offset by a corresponding valuation allowance.

NOTE 11 – Stock Option Information

On September 26, 2002, the Company’s Board of Directors adopted the Critical Home Care, Inc. 2002 Employee Stock Incentive Plan (the “Plan”). The Plan covers an aggregate of 2 million shares of the Company’s common stock which may be granted to employees, salaried officers, directors and other key persons employed by, or having a business relationship with, the Company, or its Subsidiaries, in the form of incentive stock options, non-qualified stock options, and/or awards of stock granted under the Plan during the ten year period following the date of the Plan’s adoption.

On February 3, 2004, the Company entered into an Amended and Restated Promissory Note for a total of $500,000 (the “Restated Note”) with Stephen Garchik, Trustee (“Garchik”) and simultaneously executed a related stock option agreement and a registration rights agreement in favor of Garchik. The Restated Note is comprised of $250,000 previously loaned to the Company in February 2003 and originally due in April 2004, and an additional $250,000, which was loaned to the Company on February 3, 2004.

The stock option agreement provides Garchik with ten-year options to acquire 500,000 shares of the Company’s common stock at $0.25 per share and all such options vested upon grant and the registration rights agreement provides Garchik with certain piggyback registration rights in the event that the Company files a registration statement. The Restated Note bears interest at Prime, as published in the Wall Street Journal plus 1% and principal and all accrued interest was due June 30, 2004. The restated note and all accrued interest were paid in full on March 12, 2004. Deferred debt discount in the amount of $200,000 relative to this transaction was expensed in the three month period ended March 31, 2004, since the loan and repayment took place during the period.

Pursuant to the terms of their employment agreements, each dated September 26, 2002, David Bensol, Chief Executive Officer and Bradley Smith, Executive Vice President, were awarded five-year options to purchase 100,00 and 75,000 shares of common stock, respectively. All such options vested quarterly from December 31, 2002 through September 30, 2003 and are exercisable at $1.00 per share for five years from the date of grant. At September 26, 2002 the fair market value of these options was $2.30 per share. As a result, the Company has recorded a charge to operations for stock option compensation in the amount of $228,000 during the year ended September 30, 2003.

In September 2002, in connection with his joining the Board of Directors, Mitchell Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of common stock exercisable at $1.50 per share, the fair market value, all of which options vested immediately.

In addition, on September 26, 2002, also in connection with their joining the Board of Directors, Dr. Barbara Levine and Delbert Spurlock, Jr. were each granted five-year non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share, all of which options vested immediately. Dr. Levine and Mr. Spurlock will be granted options to purchase up to 200,000 shares of common stock based upon their continued service to the Company. These options will be granted in 50,000 share increments on each of the first four anniversary dates of their joining the Board of Directors and will be exercisable at the fair market value on the respective of Directors and will be exercisable at the fair market value on the respective dates of grant. The first such grant of options to acquire 50,000 common shares was awarded to each of Mr. Spurlock and Dr. Levine on September 26, 2003. These options are exercisable at $0.23 per share the fair market value on date of grant vested in full upon grant and expire on September 25, 2008. In the event of a buyout of the Company, their remaining future options shall be granted and will vest immediately.

In February 2003, in connection with loans to the Company in the aggregate amount of $325,000 from two unrelated parties, the Company granted five-year options to acquire 187,500 shares of the Company’s common stock. The options are exercisable at $1.00 per share and were fully vested upon grant.  (See Note 7)

On March 10, 2003, in connection with his joining the Company as Chief Financial Officer, Eric S. Yonenson was granted five-year options to purchase up to 250,000 shares of common stock. The options are exercisable at $0.17 per share, the fair market value on the date of grant, and expire on March 9, 2008. 50,000 options vested upon grant, and the balance vests ratably on a monthly basis as of the last day of the month for each of the first 36 months following the date of the grant.

On April 17, 2003, the Company granted five-year options to acquire 168,900 shares of the Company’s common stock to 34 employees. Such options are exercisable at $0.25 per share and vested 20% upon the date of grant with the remaining options vesting at 20% per year on each of the four anniversary dates following the date of grant. As of March 31, 2004 and September 30, 2004, 62,100 and 18,300 of these options, respectively, had been forfeited as a result of the termination of employment.

The following table illustrates the Company’s issuance of stock options and outstanding stock option balances since the Company adopted the Plan:

	March 31, 2004		September 30, 2003		September 30, 2002
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,013,100	$0.68	325,000	$1.23	--	--
Granted	15,000	0.25	706,400	0.43	325,000		$1.23
Exercised	--	--	--	--	--		--
Forfeited	(62,100)	0.25	(18,300)	0.25	--		--
	966,000	$0.66	1,013,100	$.68	325,000		$1.23

As of September 31, 2003, 725,953 options were exercisable.

Additional information pertaining to outstanding options at March 31, 2004:

Exercise Price Range	Outstanding Options	Remaining Life (Years)	Average Exercise Price	Exercisable Options	Average Exercise Price
$1.50	150,000	3.49	$1.50	150,000	$1.50
$.23	100,000	4.49	$.23	100,000	$.23
$1.00	175,000	3.49	$1.00	175,000	$1.00
$.25	103,500	4.08	$.25	38,400	$0.25
$.17	250,000	4.00	$.17	133,333	$0.17
$1.00	187,500	3.67	$1.00	187,500	$1.00
	966,000		$.66	784,233	$0.66

        The Company has elected to account for its stock based compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and to provide the pro-forma disclosure required by SFAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, in any, of the quoted market price of the Company’s common stock at the date of grant over the amount an option holder must pay to acquire the stock.  The Company recorded $228,000 of stock option compensation to operations for the year ended September 30, 2003.

NOTE 12 – IMPAIRMENT OF GOODWILL

SFAS 142 “Goodwill and Other Intangible Assets”, requires that an impairment test for goodwill and other intangible assets be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of the goodwill. Due to continued losses realized by the All Care Medical Products division, closing of a store location, continued cash flow difficulties and the loss of key sales employees, management performed a test, which resulted in a $1,500,000 impairment charge during the year ended September 30, 2003.  The methodology included various financial calculations and assumptions that projected future operations of the All Care division (the reporting unit) on its own. At September 30, 2003 the Company obtained an independent valuation from a third party and management concluded that no additional adjustment for impairment was required.  Further, management determined that a $1,857,000 impairment charge, representing the remaining carrying value of the goodwill, be recorded during the period ended March 31, 2004. Additionally, the Company recorded a charge for the impairment of other intangibles in the amount of $70,000 (covenant not to compete) relative to the All Care Medical Products asset acquisition, since this asset has no future benefit. This amount was charged to expense during the period ended March 31, 2004.

NOTE 13 – LEGAL PROCEEDINGS

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

NOTE 14 –  COMMITMENTS AND CONTINGENCIES

The Company leases facilities at 762 Summa Avenue, Westbury, New York. These facilities serve as the corporate headquarters and operations center. The facilities encompass approximately 10,000 square feet at a fixed monthly rental of $6,850 and the lease expires in June 2007. The Company also rents three points of service locations in Patchogue, Babylon and Lake Success all located on Long Island, New York at a combined rental of approximately $25,000 per month. Total rent expense for the period ended March 31, 2004, for the year ended September 30, 2003 and the period ended September 30, 2002 was $195,000 and $328,000 and $86,000 respectively.

As of March 31, 2004 the Company had contractual obligations in the form of non-cancelable operating leases and employment agreements as follows:

		Payments due by March 31,
	Total	2005	2006	2007	2008	2009
Operating Leases	622,000	166,000	146,000	152,000	89,000	69,000
Employment Agreements	300,000	150,000	150,000	–	–	–
Total	$922,000	$316,000	$296,000	$152,000	$89,000	$69,000

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

On September 26, 2002, the Company entered into an employment agreement with David S. Bensol, whereby Mr. Bensol agreed to serve as our Chief Executive Officer, President and Chairman of our Board of Directors for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Bensol in advance in writing. The agreement provides Mr. Bensol with annual salary of $150,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Bensol's compensation also includes options to purchase 100,000 shares of common stock of the Company (see Note 11), which vested quarterly commencing on December 31, 2002 and are exercisable at a $1.00 per share for a five-year period following the date of the grant. Mr. Bensol is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24-month non-competition provision effective from the date of termination of employment.  On May 7, 2004 Mr. Bensol entered into a new employment agreement see "Employment Agreements" below.

On September 26, 2002, the Company entered into an employment agreement with Bradley M. Smith, whereby Mr. Smith agreed to serve as our Executive Vice President, Secretary and Director for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Smith in advance in writing. The agreement provides Mr. Smith with an annual salary of $125,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Smith's compensation also includes options to purchase 75,000 shares of common stock (see Note 11) of the Company, which vested quarterly commencing on December 31, 2002 and are exercisable at a $1.00 per share for a five-year period following the date of the grant. Mr. Smith is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24-month non-competition provision effective from the date of termination of employment.

On March 10, 2003, the Company entered into an employment agreement with Eric S. Yonenson, whereby Mr. Yonenson agreed to serve as our Chief Financial Officer for a term of three years. The agreement provides that Mr. Yonenson with an annual salary of $115,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Yonenson's compensation also includes options to purchase 250,000 shares of common stock of the Company, 50,000 shares vested immediately, the balance vests ratably on a monthly basis for the first 36 months following the date of the grant after the first month anniversary of the agreement. These options are exercisable at a $0.17 per share for a five-year period following the date of the grant. Mr. Yonenson is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. As of September 30, 2003 an additional 33,333 shares have vested.

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

NOTE 15 – SUBSEQUENT EVENTS

RKDA MERGER, CHANGE IN CONTROL OF THE BOARD OF DIRECTORS AND PRIVATE PLACEMENT

On May 10, 2004, the Company, CHC Sub, Inc., a wholly-owned subsidiary of the Company, John E. Elliott, II, Lawrence R. Kuhnert and David S. Bensol consummated the Agreement and Plan of Merger under which CHC Sub,Inc., merged with and into RKDA, Inc. The purchase price paid was 21,300,000 shares of Critical common stock and 1,000,000 seven-year class A warrants exercisable at $0.50 per share. Bensol contributed 1,300,000 shares of common stock owned by him back to the Company as part of this transaction. RKDA’s assets consist of all of the capital stock of Arcadia Services, Inc. and the membership interests of SSAC, LLC d/b/a Arcadia Rx. (collectively “Arcadia”). RKDA had acquired Arcadia Services, Inc. immediately prior to the closing of the RKDA Merger. The Company also advanced $5,000,000 to RKDA which was used to pay a portion of the cash purchase price of Arcadia Services, Inc. The cash was part of a total of $8,245,000 raised in a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated. The offering also included seven year warrants to buy 3,298,000 common shares of stock at an exercise price of $0.50 per share. The Placement Agent received a 10% sales commission, reimbursement for out-of-pocket expenses and seven year warrants to purchase 2,298,000 shares of the Company’s common stock exercisable on a cashless basis at $0.50 per share.

Arcadia Services, Inc., is a national provider of staffing and home care services currently operating in 22 states with annual revenues of approximately $75,000,000. Arcadia operates through 56 affiliated and 18 company-owned offices. Arcadia’s medical staffing includes registered nurses, licensed practical nurses, certified nursing assistants, respiratory therapists, technicians and medical assistants. Its non-medical staffing includes light industrial, clerical and technical personnel. Arcadia’s home care staffing includes personal care aides, home care aides, homemakers and companions. Arcadia also offers physical therapists, occupational therapists, speech pathologists, and medical social workers. Arcadia Rx is a mail service pharmacy based in Paducah, Kentucky with annual revenues of approximately $3,000,000.

Dr. Barbara Levine and Mr. Bradley Smith resigned as directors leaving Mr. David S. Bensol and Mitchell Cooper as the remaining original directors of the Company. Messrs. Elliott and Kuhnert became Chief Executive Officer and Chief Operating Officer, respectively, and were elected to the Company’s Board of Directors and have the right to elect a director of their choosing which will result in three directors out of five being under the control of Elliott and Kuhnert and therefore a change in control of the Company’s Board of Directors has occurred.

John E. Elliott, II, Lawrence Kuhnert and David S. Bensol have escrowed 6 million, 4 million and 2 million shares of Critical Home Care, Inc., common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in each of the next two 12 month periods, if RKDA, in the case of Elliott and Kuhnert, and the Company, in the case of Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9.7 million and for 12 month period ending March 31, 2007, an Adjusted EBITDA of $12.5 million. Alternatively, the Escrow Shares shall be released in 2007 if RKDA, in the case of Elliott and Kuhnert, and the Company, in the case of Bensol, obtains an Adjusted EBITDA for the two 12 month periods ending March 31, 2007 of at least $22.2 million. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Bensol, and RKDA’s, in the case of Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less for both fiscal periods. Nevertheless, twenty (20%) percent of the Escrow Shares (2.4 million shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any consecutive 45 day period is at least $1.00 per share, even if the EBITDA thresholds are not met.

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

EMPLOYMENT AGREEMENTS

Elliott, Kuhnert, and Bensol entered into substantially similar Employment Agreements on May 7, 2004, as Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one-year periods unless terminated on three months’ prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Elliott, Kuhnert, or Bensol’s Employment Agreement is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined) then such executive shall receive twice his base salary. Upon a change in control, other than the RKDA Merger, if the executive is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year. Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment.

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

SETTLEMENT OF CERTAIN LIABILITIES

On April 21, 2004, David S. Bensol transferred 250,000 shares of his common stock of the Company to Global Asset Management, LLC (“Global”). Global is an affiliate of Rockwell Capital Partners, LLC (“Rockwell”) and of Vertical Capital Partners, Inc. (“Vertical”) with whom the Company had a financial consulting agreement dated November 15, 2002 and amended on April 10,2003, payable at the rate of $ 10,000 per month through October 2005. The shares were in consideration of Rockwell and Vertical canceling such agreement, and any prior agreements. The shares are not registered but do carry registration rights that call for a registration statement to be filed within 90 days of April 21, 2004.

In May 2004, David S. Bensol, Robert Rubin, and Kenneth Orr, two other founding shareholders, each agreed to contribute or cause affiliates to contribute 200,000 shares of their Critical common stock to Cleveland Overseas, Ltd. (“Cleveland”) in full payment of the Company’s $150,000 debt to Cleveland which matured on April 30, 2004, and in exchange for the release of their personal guarantees and stock pledges to Cleveland. In addition, the Company reduced the exercise price to Cleveland of a 7 year warrant to acquire 100,000 common shares to $0.50 per share. Upon completion of this pending transaction the Company’s debt to Cleveland, consisting of $150,000 principal and $8,000 of accrued interest will be considered paid in full.

On May 7, 2004, David S. Bensol transferred 350,000 shares to Luigi Piccione (“Piccione”), the seller of the assets of All Care Medical Products, Inc., pursuant to a settlement agreement which provided for the payment to Piccione of the shares and $164,000 in cash from the Company. In return, Piccione cancelled the remaining 36 months of the lease on the Patchogue facility, agreed to a month to month tenancy, agreed to a reduction of $82,500 in the amount due on the original acquisition promissory note and accrued interest which would then be considered paid in full. Piccione also terminated his existing consulting agreement for $150,000 annually plus certain benefits and accepted a new agreement which calls for annual payments of $24,000 through September 2007 and the payment of certain health insurance and other benefits.

On May 13, 2004, David S. Bensol converted $150,000 of his debt into 600,000 shares of the Company’s common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company’s May 7, 2004 Offering (defined below), pursuant to a resolution of the Board of Directors on May 4, 2004.

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

November 12, 2004	By: /s/ John E. Elliott, II John E. Elliott, II Chairman and Chief Executive Officer (Principal Executive Officer)

November 12, 2004	By: /s/ Lawrence R. Kuhnert Lawrence R. Kuhnert Vice Chairman of Finance, Treasurer and Chief Operating Officer (Principal Financial and Accounting Officer)

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the registrant and in the capacities and on the dates indicated.

November 12, 2004	By: /s/ John E. Elliott, II John E. Elliott, II Chairman, Chief Executive Officer (Principal Executive Officer) and a Director

November 12, 2004	By: /s/ Lawrence R. Kuhnert Lawrence R. Kuhnert Vice Chairman of Finance, Treasurer, Chief Operating Officer (Principal Financial and Accounting Officer) and a Director

November 12, 2004	By: /s/ David A. Bensol David A. Bensol Executive Vice President and a Director

November 12, 2004	By: /s/ John T. Thornton John T. Thornton Director

Exhibit Index

Exhibit	Description
2.1	Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical Home Care, Incorporated. (1)
3.1	Certificate of Incorporation of the Company. (2)
3.2	By-Laws of the Company. (2.1)
4.1	2002 Employee Stock Incentive Plan. (2.1)
10.1	Employment Agreement, dated as of September 26, 2002, by and between the Company and David S. Bensol. (1)
10.2	Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith. (1)
10.3	Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Incorporated, All Care Medical Products, Inc., and Luigi Piccione. (1)
10.4	Consulting Agreement, dated as of November 15, 2002 by and between the Company and Rockwell Capital Partners, LLC. (2.1)
10.5	Form of Investor Subscription Documents. (2.1)
10.6	Form of Convertible Promissory Note. (2.1)
10.7	Employment Agreement, dated as of March 10, 2003, by and between the Company and Eric Yonenson. (3)
10.8	Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord. (3)
10.9	Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord (4)
14.1	Code of Ethics. (4)
21.1	List of Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2004.
(2.1)	Incorporated by reference to the Company’s transition report on Form 10-KSB for the period ended January 1, 2002 to September 20, 2002.
(3)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the period ended October 1, 2002 to September 30, 2003.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2004.