Form 10-Q/A
period 2004-06-30
ARCADIA RESOURCES, INC
filed 2005-01-12
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _____ to _____

Commission file number 000-31249

CRITICAL HOME CARE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200 SOUTHFIELD, MI	48076
(Address of principal executive offices)	Zip Code

Registrant's telephone no.: 248-352-7530

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [ X ] Yes    [    ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  [    ] Yes    [ X ] No

As of January 12, 2005, 81,127,130 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Item 6.    Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Critical Home Care, Inc.

By: /s/ John E. Elliott II John E. Elliott II	By: /s/ Lawrence R. Kuhnert Lawrence R. Kuhnert

Its: Chairman of the Board and Chief Executive Officer	Its: Vice Chairman of Finance (Principal Financial and Accounting Officer), President and Chief Operating Officer

Dated: January 12, 2005

2

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer required by rule 13a-14(a) or rule 15d-14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a-14(a) or rule 15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes-Oxley Act of 2002.

3