Form 10-Q
period 2004-12-31
ARCADIA RESOURCES, INC
filed 2005-02-14
CIK 1071941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                                          to

Commission file number 000–31249

ARCADIA RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88–0331369 (I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200 SOUTHFIELD, MI (Address of principal executive offices)	48076 Zip Code

Registrant’s telephone no.: 248–352–7530

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). ☐ Yes ☑ No

     As of February 14, 2005, 89,196,786 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I: Financial Information

Item 1. Financial Statements

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, the quarterly report on Form 10-Q for the period ended September 31, 2004, the quarterly report on Form 10–Q for the period ended June 30, 2004, our Current Reports on Form 8–K filed on November 10, 2004, December 23, 2004, December 28, 2004, January 6, 2005, and our transition report filed on November 16, 2004, January 26, 2005 and February 8, 2005, our annual report on Form 10–KSB filed on February 18, 2004, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.

The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Arcadia Resources, Inc.
Consolidated Balance Sheet
(Unaudited)

	Successor	Predecessor
	December 31,	March 31,
	2004	2004

Assets
Current Assets
Cash	$633,108	$—
Accounts receivable, net of allowance of $1,782,000 and $848,000, respectively	20,838,431	13,478,381
Inventory	583,122	—
Prepaid expenses and other current assets	539,898	133,547
Prepaid workers’ compensation insurance	2,041,273	—
Deferred income tax	683,000	—

Total Current Assets	25,318,832	13,611,928

Fixed Assets
Equipment	1,167,108	—
Software	56,212	61,619
Furniture and fixtures	254,960	6,251
Leasehold improvements	146,131	7,208

	1,624,411	75,078
Accumulated depreciation and amortization	(559,641)	(73,067)

Net Fixed Assets	1,064,770	2,011

Other Assets
Goodwill	28,003,763	3,589,191
Deferred income tax	90,000	—
Deferred financing costs, net of accumulated amortization of $17,000	53,591	—

Total Other Assets	28,147,354	3,589,191

	$54,530,956	$17,203,130

	Successor	Predecessor
	December 31,	March 31,
	2004	2004

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and checks issued against future deposits	$1,362,026	$1,116,143
Accrued expenses:
Compensation and related taxes	2,345,130	1,573,267
Commissions	540,587	470,326
Other	870,037	239,489
Accrued interest	175,068	—
Long-term debt, current portion	7,784,327	—
Line of credit, current portion	1,200,000	—
Payable to affiliated agencies, current portion	1,291,262	1,143,804

Total Current Liabilities	15,568,437	4,543,029

Long-term debt, less current portion	783,560	—
Line of credit, less current portion	14,434,304	—
Payable to affiliated agencies, less current portion	543,334	429,829

Total Liabilities	31,329,635	4,972,858

Commitments and Contingencies
Shareholders’ Equity

Common stock $.001 par value, 150,000,000 shares authorized, 81,127,130 and 947,636 shares issued and outstanding, respectively	81,127	948
Additional paid — in capital	24,115,384	7,627,047
Retained earnings (accumulated deficit)	(995,190)	4,602,277

Total Shareholders’ Equity	23,201,321	12,230,272

	$54,530,956	$17,203,130

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	December 31, 2004	December 31, 2003

Net Sales	$28,090,534	$19,869,947
Cost of Sales	23,048,896	16,848,818

Gross Profit	5,041,638	3,021,129
General and Administrative Expenses	4,707,090	2,061,420
Depreciation and Amortization	133,883	5,655

Operating Income	200,665	954,054
Other Expenses (Income)
Other Expense (Income)	(16,625)	—
Interest Expense, Net	315,267	—
Amortization of Debt Discount	525,141	—

Total Other Expenses	823,783	—

Net Income (Loss) Before Income Taxes	(623,118)	954,054
Income Tax Expense	95,114	—

Net Income (Loss)	$(718,232)	$954,054

Unaudited pro forma amounts to reflect pro forma income taxes from tax change status	—	324,378

Pro Forma Income After income tax from tax status change	—	$629,676

Income (Loss) Per Share:
Basic	$(0.01)	$1.01
Diluted	$(0.01)	$1.01
Pro Forma Income Per Share:
Basic		$0.66
Diluted		$0.66
Weighted average number of shares (in thousands):
Basic	68,494	948
Diluted	68,494	948

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	Period from	Period From
	May 10, 2004	April 1, 2004	Nine months
	To	To	Ended
	December 31, 2004	May 9, 2004	December 31, 2003

Net Sales	$67,223,593	$9,486,601	$57,633,769
Cost of Sales	56,196,566	8,120,463	48,935,269

Gross Profit	11,027,027	1,366,138	8,698,500

General and Administrative
Expenses	10,320,389	886,916	5,942,404
Depreciation and Amortization	221,328	—	17,100

Operating Income	485,310	479,222	2,738,996
Other Expenses
Impairment of Goodwill	—	16,055	—
Other Income	(16,625)	—	—
Interest Expense, Net	712,279	—	—
Amortization of Debt
Discount	682,593	—	—

Total Other Expenses	1,378,247	16,055	—

Net Income (Loss) Before Income Tax Expense (Benefit)	(892,937)	463,167	2,738,996
Income Tax Expense	102,253	—	—

Net Income (Loss)	$(995,190)	$463,167	$2,738,996

Unaudited pro forma amounts to reflect pro forma
Income Taxes from tax status change	—	158,000	931,259

Pro Forma Income After income tax from tax status change	—	$305,167	$1,807,737

Income (Loss) Per Share:
Basic	$(0.01)	$0.49	$2.89
Diluted	$(0.01)	$0.49	$2.89
Pro Forma Income Per Share:
Basic	—	$0.32	$1.91
Diluted	—	$0.32	$1.91
Weighted average number of shares (in thousands):
Basic	68,460	948	948
Diluted	68,460	948	948

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Period From	Period from	Predecessor
	May 10, 2004	April 1,2004	Nine months
	To	To	Ended
	December 31, 2004	May 9, 2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(995,190)	$463,167	$2,738,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	459,595	42,192	410,000
Loss on disposition of asset	89,810	—	—
Depreciation and amortization	221,328	77	16,627
Amortization of debt discount and deferred financing costs	682,593	—	—
Investments write off	—	16,055	—
Changes in operating assets and liabilities:
Accounts receivable	(3,675,988)	(692,193)	(2,301,461)
Inventory	(175,769)	—	—
Prepaid expenses and other current assets	(2,202,874)	27,903	17,477
Checks issued against future deposits	(850,125)	(314,025)	94,160
Accounts payable	193,352	42,823	(94,871)
Accrued expenses and other current liabilities	166,523	(301,999)	3,922,187
Due to affiliated agencies	(377,952)	170,915	(58,492)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,464,697)	(545,085)	4,744,623

	Successor	Predecessor
	Period From	Period from	Predecessor
	May 10, 2004	April 1, 2004	Nine months
	To	To	Ended
	December 31, 2004	May 9, 2004	December 31, 2003

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(3,745,697)	(157,500)	(363,584)
Purchases of property and equipment	(104,182)	—	—
Proceeds from sale of asset	1,779	—	—

NET CASH USED IN INVESTING ACTIVITIES	(3,848,100)	(157,500)	(363,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,455,359	—	—
Net draws on line of credit	4,261,616	—	—
Payment of long-term debt	(629,505)	—	—
Advances (dividends) from shareholder	—	702,585	(4,381,039)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,087,470	702,585	(4,381,039)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(225,327)	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	858,435	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$633,108	—	—

Supplementary information:
Cash paid during the period for:
Interest	$537,211	—	—
Taxes	$190,014	—	—
Non-cash investing activities:
Issuance of common stock for the purchase of Trinity Healthcare of Winston-Salem, Inc. and American Oxygen, Inc.	$1,143,000	—	—

Non-cash financing activities:
Debt issue discount	$1,507,600	—	—
Forgiveness of note payable	$554,000	—	—
Payment of note installment with common stock	$266,685	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements as of and for the periods ended December 31, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the three months ended December 31, 2004 and for the period May 10, 2004 through December 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.

     The unaudited consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and for the period from May 10, 2004 to December 31, 2004, include the accounts of Arcadia Resources, Inc. and its wholly owned subsidiaries (collectively referred to as “Arcadia” or the “Company”). The balance sheet as of March 31, 2004 and the statements of income for the period from April 1, 2004 to May 9, 2004, and for the three months and the nine months ended December 31, 2003, include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

MERGER, RECAPITALIZATION AND CHANGE IN REGISTRANT NAME

     Effective May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into RKDA, Inc. (“RKDA”), a recently formed Michigan corporation, (the “RKDA Merger”). RKDA’s assets consist of all of the capital stock of Arcadia Services and the membership interest of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Arcadia Services, Addus HealthCare, Inc. (“Addus”), and the principal stockholder of Addus (the “Arcadia Services Acquisition”). For descriptions of the terms of the RKDA Merger and the Arcadia Services Acquisition, please refer to the Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2004, as amended by Form 8-K/A filed with the Commission on July 23, 2004. The transaction between RKDA and Arcadia was considered a reverse merger, and RKDA will be considered the acquirer of the Company for accounting purposes.

     Effective November 16, 2004, Critical Home Care, Inc. changed its name to Arcadia Resources, Inc. and its stock symbol to OTC Bulletin Board: ACDI. The name change has been reflected herein as all references to Critical Home Care, Inc. are now indicated as Arcadia Resources, Inc., Arcadia or the Company. The change presents a new identity for the Company and encompasses the Company’s expanded lines of business and broadened strategic focus. References to Arcadia Services are to the Company’s wholly-owned subsidiary, Arcadia Services, Inc.

     This report should be read in conjunction with Consolidated Financial Statements of Arcadia Services, Inc. and Subsidiaries for the Years Ended March 31, 2004 and 2003, included in the Form 8-K/A filed with the Commission on July 23, 2004 as Critical Home Care, Inc.

NOTE 2 — DESCRIPTION OF BUSINESS

     Arcadia is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, durable medical equipment and mail-order pharmaceuticals. The Company provides staffing for by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical, and technical personnel. The home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the provision of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month to month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare and state-based Medicaid programs.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation — The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreement made with the institution or patient prior to the services being delivered. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues are recorded based on the expected amount to be realized by the Company.

     Allowance for Doubtful Accounts — The Company reviews all accounts receivable balances and provides for an allowance for uncollectible accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     Inventories — Inventories are valued at acquisition cost utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations of the Company possess the majority of the inventory. Inventories are evaluated at least annually for obsolescence and shrinkage.

     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment held for rental to patients in the home.

     Goodwill — Goodwill represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized but is tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances. The estimates associated with the goodwill impairment test are considered critical due to judgment required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

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

     Earnings (Loss) Per Share — Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Outstanding stock options and warrants to acquire shares of common stock have not been considered in the computation of dilutive loss per share since their effect would be antidilutive.

     Income Taxes — Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

     The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The Company records a valuation allowance to reduce deferred tax assets and reviews the amount of such allowance annually. When the Company determines certain deferred tax assets are more likely than not to be utilized, the Company will reduce the valuation allowance accordingly.

     Prior to May 10, 2004, Arcadia Services elected to be taxed as a Subchapter S corporation with the individual shareholders reporting their respective share of income on their income tax return. Accordingly, the Company has no deferred tax assets or liabilities recorded in prior periods.

     The Company has provided a valuation allowance for the deferred tax assets related to the approximate $2,300,000 net operating loss (NOL) carryforwards of Arcadia, expiring through 2024. Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a change in control has taken place, therefore, utilization of the Company’s NOLs will be subject to limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOL’s. Tax benefits from the utilization of NOL carryforwards will be recorded at such time and to such extent, they are more likely than not to be realized.

Stock Based Compensation

     The Company accounts for its stock option plan under SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2004	December 31, 2003
Net income (loss) as reported	$(718,232)	$954,054

Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	3,000	—

Pro Forma net income (loss)	$(721,232)	$954,054

Net income (loss) per share:
Basic and diluted income (loss) per share as reported	$(0.01)	$1.01
Pro Forma basic and diluted income (loss) per share	$(0.01)	$1.01

	Successor	Predecessor
	For the Period	For the Nine
	Ended	Months Ended
	December 31, 2004	December 31, 2003
Net income (loss) as reported	$(995,190)	$2,738,996

Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	9,000	—

Pro Forma net income (loss)	$(1,004,190)	$2,738,996

Net income (loss) per share:
Basic and diluted income (loss) per share as reported	$(0.01)	$2.89
Pro Forma basic and diluted income (loss) per share	$(0.01)	$2.89

NOTE 4 — MERGER TRANSACTION

     Effective May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of Arcadia Resources, Inc., merged with and into RKDA, Inc. (“RKDA”), a recently-formed Michigan corporation. RKDA was formerly owed by John E. Elliott, II and Lawrence R. Kuhnert. On May 10, 2004, pursuant to the terms of the merger, the Company issued Messrs. Elliott and Kuhnert 21,300,000 shares of its Common Stock and 1,000,000 Class A Warrants to purchase 1,000,000 shares of the Company’s Common Stock at $0.50 per share within seven years, in exchange for their interest in RKDA. RKDA’s assets consist of the outstanding capital stock of Arcadia Services and the membership interest of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Arcadia Services, Addus Healthcare, Inc. (Addus) and Addus’s principal shareholder. The purchase price of Arcadia Services was $16,800,000, including the assumption of accounts payable and a note payable totaling $700,000.

     The following unaudited pro forma statement of income has been prepared to give effect to the reverse merger. RKDA will be considered the acquirer of the Company for accounting purposes. This pro forma statement of income has been prepared as if the merger had been completed as of April 1, 2004.

     The unaudited pro forma statement of income is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the merger occurred on April 1, 2004, nor is it necessarily indicative of the future results of operation. The pro forma statement of operations has been prepared based on the Company’s financial information.

Nine months Ended
December 31, 2004
Pro forma revenue	$77,182,945

Pro forma net (loss)	$(811,958)

Pro forma net (loss) per share
Basic	$(0.01)

Diluted	$(0.01)

Pro forma weighted average common shares (in thousands)
Basic	68,460

Diluted	68,460

NOTE 5 — NOTES PAYABLES — OFFICER

     On May 13, 2004, David S. Bensol converted $150,000 of notes payable to officer into 600,000 shares of the Company’s common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company’s May 7, 2004 Offering, pursuant to a resolution of the Board of Directors dated May 4, 2004.

     The remaining notes payable to officer issued from May 2003 to December 2003 totaling $554,000 were forgiven by the officer upon his resignation on December 15, 2004. This forgiveness was recorded as an increase to paid in capital. Note 12 on Commitments further describes the terms of the termination agreement with the officer.

NOTE 6 — LONG-TERM DEBT

Long-term debt at December 31, 2004 is summarized in the following table. Accrued interest payable is stated separately on the balance sheet.

Note payable dated September 10, 2004 bearing interest at the rate of 6% per year. The note is payable in full with interest by June 21, 2005. The Company can extend the payment date to September 21, 2005 at an interest rate of 12 % during the extension period. The lender also received warrants to purchase up to 3,150,000 shares of common stock at $0.95 per share which expire on September 21, 2009. The $5,000,000 note payable is shown net of debt discount of $660,441.	$4,339,559

Subordinated convertible note payable, dated June 12, 2004 bearing interest of 12%. The $1,500,000 note payable is due and payable in three installments of $250,000 on December 31, 2004, March 31, 2005 and July 15, 2005 with the balance of $750,000 due on October 15, 2005. If the note is repaid before the maturity date, the Company shall pay a 2.5% prepayment fee to the lender. The note is convertible into shares of common stock at $0.50 per share. The remaining note payable of $1,250,000 is shown net of debt discount of $199,799. The lender converted the December 31, 2004 payment and related accrued interest into 533,370 shares of common stock.
1,050,201

Purchase price payable to the selling shareholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year starting January 15, 2005. Balance paid down to $225,000 in January 2005 with remaining payments due quarterly beginning April 1, 2005.	975,510

Purchase price payable to the selling shareholders of Trinity dated September 23, 2004, bearing simple interest of 8% per year payable in quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006. Interest accrues starting on January 15, 2005.	660,740

Subordinated note payable to the selling shareholder of Arcadia Services dated May 7, 2004, bearing simple interest at 12% payable in one year. Accrued interest will be waived if note is paid by the maturity date.	500,000

Purchase price payable to the selling shareholders of Trinity dated September 23, 2004, to be paid in shares of the Company’s common stock based on approximate fair value at the transaction date. The Company issued 407,866 shares of common stock as repayment in January 2005 of which 305,898 shares are escrowed until January 15, 2006 for purchaser’s recoupment rights under the purchase agreement.	347,500

Note payable due by July 1, 2005, bearing simple interest of 12%. Interest payments only due monthly.	275,000

Revolving Line of Credit with US Bank dated February 17, 2004 with a credit limit of $250,000, bearing interest at prime +1%, effectively 6.25%, at December 31, 2004, and maturing on February 17, 2005.	222,476

Other	196,901

8,567,887
Less — Current portion of long-term debt	7,784,327

LONG-TERM DEBT	$783,560

NOTE 7 — LINE OF CREDIT — ARCADIA SERVICES

     On May 7, 2004, Arcadia Services and three of its wholly owned-subsidiaries (the “borrowers”) entered into a Credit Agreement with Comerica Bank. The agreement, as amended, provides the borrowers with a revolving credit facility of up to $16,000,000 due May 7, 2006. The formula base is 85% of the eligible accounts receivable and an overformula advance of $1,200,000. The overformula advance is available for one year and is due $100,000 per month from January 2005 through December 2005. The initial advance of $11,000,000 was used to fund a portion of the purchase price of the common stock of Arcadia Services by RKDA from the seller. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding stock of Arcadia Services. Arcadia Services and the subsidiaries granted security interests in all of their assets to Comerica Bank. The selling shareholder of Arcadia Services subordinated a $500,000 note payable from Arcadia Services to the borrowers’ indebtedness to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica Bank over all indebtedness of the borrowers.

     Advances under the credit facility bear interest at the prime–based rate (as defined) or the Eurodollar–based rate (as defined), at the election of borrowers. The borrowers agreed to various financial covenant ratios; to have any person who acquires Arcadia Services common stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants. Amounts outstanding under this agreement totaled $15,634,304 at December 31, 2004, of which $1,200,000 is classified as current and $14,434,304 is classified as long–term.

NOTE 8 – ACQUISITIONS

     On July 30, 2004 the Company purchased selected assets of the Staffing Source of St. Petersburg, Florida. The Staffing Source, Inc. with offices in Bradenton, Clearwater and St. Petersburg provides temporary personnel for health care facilities and other business. It reported 2003 sales of $3,300,000. The purchase price is computed per a specified formula based on the annualized revenue, with a minimum total payment of $480,000 and a maximum total payment of $600,000.

     On August 20, 2004 the Company purchased American Oxygen, Inc. of Peoria, Illinois. The purchase price was 200,000 shares of the Company valued at $186,000. American Oxygen operates from two locations in Illinois and sells durable medical equipment, including respiratory/oxygen.

     On August 30, 2004 the Company purchased selected assets of Merit Staffing Resources, Inc (Merit). Merit provides temporary personnel for healthcare facilities and other businesses. It has offices in Danvers, Dedham, Lakeville, Sandwich, and Weymouth, Massachusetts and reported 2003 sales of $4,700,000. The purchase price is (a) cash equal to a specified percentage of the seller’s accounts receivable under 120 days outstanding as of closing, plus $200,000, subject to a total maximum cash payment at closing of $1,600,000 plus (b) forty eight monthly payments computed per a specified formula based on gross margin with a minimum total payment of $864,000 and a maximum total payment of $1,600,000.

     On September 23, 2004 the Company purchased Trinity Healthcare of Winston–Salem, Inc (Trinity). The acquisition was a stock purchase and the price was $5,400,000. Trinity provides oxygen and other respiratory services, as well as home intravenous therapy services. Trinity has locations in Winston–Salem and Huntersville, North Carolina, and Marietta and Demorest, Georgia. Two of Trinity’s selling shareholders were paid the following portions of the purchase price at closing on September 23, 2004: (a) payment of $2,500,000 in cash; (b) issuance of 1,075,410 shares of the Company’s common stock with an aggregate value of $916,250; and (c) delivery of a promissory note in the aggregate principal amount of $660,740, secured by a wholly owned subsidiary under a security agreement subordinated to their primary lender. The promissory note’s term is 21 months beginning January 15, 2005 and maturing October 15, 2006. The promissory note bears simple interest at 8% per annum commencing January 15, 2005 and provides for equal quarterly payments of principal and interest. Payment of the promissory note is subject to SSAC’s rights of recoupment/offset and is guaranteed by the Company per an unsecured guaranty. Trinity’s two other selling shareholders will be paid the following portions of the purchase price by January 15, 2005: (a) $975,510 payable in cash, subject to SSAC’s rights of recoupment/offset and the Company’s unsecured guaranty; and (b) 407,864 shares of the Company’s common stock with an aggregate value of $347,500, of which 305,898 shares with an aggregate value of $260,625 will be escrowed for one year. The escrowed shares will be subject to SSAC’s rights of recoupment/offset. Subject to recoupment/offset, the escrowed shares will be released to the two shareholders by January 15, 2006.

Acquisition of BK Tool, Inc.

          On December 17, 2004, the Company’s Grayrose, Inc. subsidiary purchased substantially all of the assets of BK Tool, Inc., a light industrial staffing business located in Sterling Heights, Michigan, with approximately $2,000,000 in annual revenues. The total purchase price of $468,000 included payment of $175,000 plus 85% of accounts receivables no greater than 60 days outstanding. At closing, the seller was paid $393,000 in cash, drawn on the line of credit, and the remaining $75,000 was paid to the seller in January 2005.

NOTE 9 – AFFILIATED AGENCIES PAYABLE

     Arcadia Services, Inc. (Arcadia Services), a wholly-owned subsidiary of the Company, operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia Services name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of Arcadia Services. Arcadia Services provides sales and marketing support to the affiliated agencies and develops and maintains operating manuals that provide suggested standard operating procedures.

     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The amounts due to the affiliated agencies in excess of one year are considered long-term. The net amounts due to affiliated agencies under these agreements include short-term liabilities of $1,291,262 and long-term liabilities of $543,334 as of December 31, 2004.

NOTE 10 – SHAREHOLDERS’ EQUITY

     On May 10, 2004, CHC Sub, Inc., a wholly–owned subsidiary of Arcadia, consummated an Agreement and Plan of Merger under which CHC Sub, Inc., merged with and into RKDA. The purchase price paid was 21,300,000 shares of Arcadia common stock and 1,000,000 seven–year Class A warrants to purchase 1,000,000 shares of common stock at $0.50 per share. The Company retired 1,300,000 shares of its common stock as part of this transaction. RKDA’s assets consist of all of the capital stock of Arcadia Services and the membership interests of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services through a stock purchase on May 7, 2004. The Company raised $8,245,000 through a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated on May 27, 2004. The offering also included 3,298,000 Class A Warrants to purchase 3,298,000 common shares of stock over seven years at an exercise price of $0.50 per share. The Placement Agent received a 10% sales commission and reimbursement for out–of–pocket expenses totaling $887,000 along with seven-year Class A warrants to purchase 2,298,000 shares of the Company’s common stock exercisable on a cashless basis at $0.50 per share which were recorded as a reduction to paid in capital.

          The post-transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the periods presented. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs as $200,000 and $450,000 for the three months and nine months ended December 31, 2004, respectively. Additional costs will be incurred until the registration is completed.

     Three officers of the Company escrowed 6,000,000, 4,000,000 and 2,000,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Nevertheless, twenty (20%) percent of the Escrow Shares (2,400,000 shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any 45 day period is at least at $1.00 per share, even if the EBITDA thresholds are not met. Upon release of any Escrow Shares, the Company will recognize expense equal to the fair value of the shares at the release date to the extent required by generally accepted accounting principles.

          Twenty (20%) percent of the Escrow Shares (2,400,000 shares) were released from escrow as of February 3, 2005, due to the average closing price of the Company’s Common Stock being at least $1.00 for the 45 day period ended January 4, 2005. In the fourth quarter, the Company will recognize expense equal to the fair value of these 2,400,000 shares at the release date to the extent required by accounting principles generally accepted in the United States of America.

     On May 25, 2004, the Company entered into separate agreements with certain managerial employees of Arcadia Services, Inc., that allowed the employees to purchase 840,000 shares of the Company’s common stock at $0.25 per share.

          On December 2, 2004, the Company issued a total of 144,999 shares of its common stock upon the exercise of stock options by three former employees of the Company. The aggregate consideration for these shares totaled $34,999.

          On December 31, 2004, the lender converted a $250,000 payment plus interest on a subordinated convertible note payable, dated June 12, 2004 into 533,370 shares of common stock at $0.50 per share in accordance with the loan agreement.

          See Note 14 for transactions subsequent to December 31, 2004 related to shareholders’ equity.

NOTE 11 – INCOME TAXES

     Although the Company experienced a loss for the quarter ended December 31, 2004 and the period May 10, 2004 through December 31, 2004, the Company recognized income tax expense of $95,114 and $102,253 for these periods, respectively. Income tax expense relates to state income taxes as a result of the Company’s multi–state locations.

NOTE 12 – COMMITMENTS

EMPLOYMENT AGREEMENTS

     Three officers of the Company entered into substantially similar employment agreements on May 7, 2004, as Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one–year periods unless terminated on three months’ prior written notice at $150,000 per annum in salary plus discretionary annual bonuses determined by the Board of Directors. If either Messrs. Elliott, Kuhnert, or Bensol’s employment is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined), then such executive shall receive twice his base salary. Upon a change in control, other than the RKDA Merger, if the executive’s employment is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year. Each executive agreed not to compete with the Company within North America for one year following termination of his employment.

     Messrs. Elliott and Kuhnert were each granted stock options to purchase 4,000,000 shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are likely to be achieved.

          On September 23, 2004, two-year employment agreements were entered into with two managers as part of the acquisition of Trinity providing for total salaries of $162,000 plus quarterly and annual performance-based cash bonuses.

          In connection with his resignation effective December 23, 2004, Mr. Bensol was paid outstanding reimbursable business expenses and compensation through December 31, 2004. The Company paid $28,948 to RVC Realty (of which Mr. Bensol is a principal) to satisfy and terminate a lease obligation of the Company. Mr. Bensol released all options held to purchase shares of the Company’s common stock, and retained his rights to his issued shares of the Company’s common stock and related Class A warrants, including his shares of common stock held in escrow.

     On January 6, 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, Ms. Irish. The agreement is for a one-year term at $125,000 per annum in salary, along with discretionary annual bonuses and salary increases to be determined by the Board of Directors. If Ms. Irish’s employment is terminated by the Company other than for cause (as defined), then she shall receive one-half her base salary. Ms. Irish’s agreement includes a non-compete provision with the Company for the one-year-period post-termination. Ms. Irish shall be granted options, per the Company’s Employee Stock Purchase Plan, to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.15, to vest in a manner yet to be determined. Additionally, to the extent she is employed by the Company as of January 10, 2005, and January 1, 2006, 2007 & 2008, she shall be granted 18,750 restricted shares of the Company’s common stock as of each such date. The initial 18,750 shares related to 2005 have been issued.

NOTE 13 – RELATED PARTY TRANSACTIONS

          As described in Note 12, in connection with Mr. Bensol’s resignation as a director, officer and employee effective December 23, 2004, the Company paid $28,948 to RVC Realty to satisfy and terminate a lease obligation of the Company. Mr. Bensol is a principal in RVC Realty. Total lease obligations to RVC Realty for the nine months ended December 31, 2004 were $28,948.

          As more fully described in Note 14, the Company purchased Beacon Respiratory Services effective January 1, 2005. Ms. Irish was one of the selling shareholders of those companies and has received a note payable from the Company of $150,000 related to the purchase.

NOTE 14 — SUBSEQUENT EVENTS

Acquisition of Beacon Respiratory Services

            On December 22, 2004, Arcadia Resources, Inc. agreed to purchase all of the outstanding shares of common stock of Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (collectively “Beacon”). Beacon provides respiratory services in Florida, Alabama, Colorado, and Georgia and collectively had annual revenues of approximately $1,900,000. The purchase agreement was signed on December 22, 2004 to become effective on January 1, 2005, with the purchase price distributed based on the actual liabilities as of December 31, 2004.

            The purchase price was $1,500,000, including the payment of outstanding shareholder notes totaling $258,891 and assumption of leases and accounts payable totaling $257,681. The purchase price was subject to increase by up to an additional $400,000 based on expected pricing changes for certain of the Company’s products and services for calendar year 2005, with any additional amounts owed being payable to the sellers by January 1, 2006. In 2005, the Company paid $983,428 in cash to Beacon’s shareholders, less $150,000 to be held by the Company to offset valid indemnification and other claims of the Company. The Company’s counsel will hold 16.33% of the Beacon shares purchased until the $150,000 (including accrued interest less any amounts disputed) is paid to sellers by January 1, 2006. During this time, the Company may vote such shares and shall have all incidents of ownership.

          On January 15, 2005, one of Beacon’s selling shareholders was issued a promissory note for $150,000, with a one-year term at 8% annual interest. Principal and interest will be payable quarterly. If the Company defaults on the note, the selling shareholder may require the Company to transfer back the shares of stock sold by this selling shareholder (i.e., 33% of the Beacon shares purchased by the Company) or elect other remedies. These shares will be held by the Company’s counsel until the note is paid. Until the note is paid, the Company may vote such shares and shall have all incidents of ownership.

Additional Borrowings

          On January 18, 2005, the Company obtained a $1,500,000 loan from Jana Partners, LLC due on February 2, 2005 in exchange for warrants to purchase 50,000 shares of the Company’s common stock at $1.28 per share. This loan plus accrued interest of $15,000 was paid in full on February 4, 2005 with proceeds from the sale of unregistered securities described below.

Issuances of Common Stock

          On January 21, 2005, the Company issued a total of 243,040 shares of its common stock to two limited liability companies whose owners are certain of the members of Kerr, Russell and Weber, PLC (“KRW”), as payment for legal services in the amount of $250,000 which KRW furnished to the Company.

          On January 24, 2005, the Company issued a total of 407,866 shares of its common stock to two former shareholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) per the agreement by which a second-tier wholly owned subsidiary of the Company acquired all of Trinity’s outstanding common stock on September 23, 2004. Per the terms of the stock purchase agreement, the 407,866 shares issued have a total aggregate value of $347,500. Of the 407,866 shares of common stock issued, 305,898 shares have been escrowed until January 15, 2006 to satisfy the purchaser’s rights of recoupment/offset, per the terms of the stock purchase agreement.

Late Registration Class A Warrants Issuable

          As of January 31, 2005, an additional 9,575 seven-year Class A Warrants to purchase 9,575 shares of common stock at $0.50 per share (the “Late Registration Warrants”) are issuable to those shareholders that purchased shares in the Regulation D private placement which was completed on May 27, 2004 as more fully described in Note 10. These Late Registration Warrants are issuable because per the terms of the Regulation D private placement offering, a registration statement of the related securities was not declared effective (with a current prospectus) by the Securities and Exchange Commission on or before January 22, 2005.

Sale of Unregistered Securities

       Beginning February 2, 2005, Arcadia Resources, Inc. (the “Company”) sold an aggregate of 5,000,000 shares of its common stock, at a price of $0.90 per share, in private transactions to investors qualifying as accredited investors as defined in Rule 501(a) of Regulation D. The aggregate consideration received totaled $4,500,000 of the maximum $5,000,000 which the Company intends to raise from this private offering for debt repayment, acquisitions and new business ventures. The Company has agreed to use its best efforts to register these shares within ninety days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

          The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10–QSB. Different business components are described herein as “staffing” and “home care” referring to the different types of services and products provided to the Company’s customer bases during the periods indicated.

     We caution you that certain statements contained in this report (including documents, if any, incorporated herein by reference) are forward-looking statements within the meaning of court opinions construing such statements. Forward–looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward–looking statements not to occur or be realized. Such forward–looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward–looking statements may be identified by the use of forward–looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, the quarterly report on Form 10-Q for the period ended September 31, 2004, the quarterly report on Form 10–Q for the period ended June 30, 2004, our Current Reports on Form 8–K filed on November 10, 2004, December 23, 2004, December 28, 2004, January 6, 2005, January 26, 2005 and February 8, 2005, our annual report on Form 10–KSB filed on February 18, 2004, and our transition report file don November 16, 2004, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects. The forward–looking statements made in this Form 10–Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward–looking statements to reflect changes in our expectations or future events.

Arcadia Accounting Policies

     The Company has identified the following accounting policies that require significant judgment. The Company believes its judgments relating to allowance for doubtful accounts and goodwill are appropriate.

            Allowance for Doubtful Accounts – The Company reviews all accounts receivable balances and provides for an allowance for uncollectible accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

          Goodwill – Goodwill represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized but is tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances. The estimates associated with the goodwill impairment test are considered critical due to judgment required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

            Impairment of Long–Lived Assets – The Company reviews its long–lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long–lived assets to the net carrying amount of such assets. Once it has been determined an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected discounted future cash flows.

Results of Operations

  Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

     Sales for the three months ended December 31, 2004 increased by $8,220,587, or 41%, to $28,090,534 as compared to $19,869,947 for the three months ended December 31, 2003. The increase in sales was attributed primarily to the following components: $898,030 from operations of the entities that merged into the company effective May 10, 2004; $1,102,039 from the two staffing acquisitions completed between January 1, 2004 and June 30, 2004; and $3,565,895 from the four acquisitions done during the quarter ended September 30, 2004. The only acquisition during the quarter ended December 31, 2004 was of BK Tool, Inc. on December 17, 2004, for which there were minimal revenues as most of their industrial customers were closed for the holiday season. In addition, the Company had internal growth of $2,654,623 or 13.4% during the three months ended December 31, 2004 compared to the same period of the prior year in staffing revenues. There were no significant changes in sales prices during the quarter ended December 31, 2004. Total sales for the Company increased 10% to $28,090,536 for the third quarter from $25,512,001 for the second quarter of its fiscal 2005.

          Gross profit margin for the quarter ended December 31, 2004 increased 18% to 17.9% of sales compared to 15.2% of sales for the quarter ended December 31, 2003. The Company’s expansion into home care in May 2004 has and will continue to drive changes to the consolidated gross profit margin of the Company. Staffing revenues for the quarter ended December 31, 2004 were $25,181,013 and yielded a gross margin of 13%, while the home care revenues were $2,909,521 at a gross margin of 63%. Cost of sales for staffing are primarily employee costs, while cost of sales for home care represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The staffing business’ gross margins were more seasonally affected in the quarter ended December 31, 2004 than the same period of the prior year due to the business and client mix of institutional customers, factory closures for the holidays and a lower margin service staffing demand in the facilities.

          General and administrative expenses for the quarter ended December 31, 2004 were $4,707,090 compared to $2,061,420 for the quarter ended December 31, 2003. The increase of $2,645,670, or 128%, are due to the changes in the Company’s mix of business and include non-recurring costs related to the post-transaction registration expenses of approximately $200,000 as more fully described in the notes to the unaudited consolidated financial statements. The Company incurred expenses of approximately $270,000 during the quarter ended December 31, 2004 toward building a home care infrastructure and bolstering its existing staffing infrastructure to accommodate recent and expected acquisitions. General and administrative expenses for home care were 66% of related revenues and include the cost of employees, compared to staffing general and administrative expenses at 8% of related revenues. General and administrative expenses for home care were $1,912,179 and for the parent company were $763,751 for the quarter ended December 31, 2004 compared to the prior year when the Company was not in the home care business and not a publicly-traded entity.

          The post-transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the periods presented. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs as $200,000 for the three months ended December 31, 2004. Additional costs will be incurred until the registration is completed.

          Depreciation and amortization expense was $133,883 for the quarter ended December 31, 2004 compared to $5,655 for the quarter ended December 31, 2003. The increase of $128,228 includes additional depreciation expense of the home care component associated with the fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients. The base of depreciable assets increased from $75,078 at March 31, 2004 to $1,624,411 at December 31, 2004.

     Interest expense was $315,267 for the three months ended December 31, 2004. The Company had no borrowings during the same period of the prior year and therefore had no interest expense. Interest expense incurred in the three months ended December 31, 2004 is interest paid as a result of borrowings related to the acquisitions discussed in the notes to the unaudited consolidated financial statements. Interest-bearing borrowings were $24,202,000 at December 31, 2004 at rates ranging from 6.25% to 12% per annum compared to $22,183,000 borrowed at September 30, 2004 at rates ranging from 6.25% to 12% per annum.

     Amortization of deferred debt discount was $525,141 for the three months ended December 31, 2004 generated by the attachment of warrants to two notes payable, while there were no such arrangements for the same period in the prior year. The deferred debt discount is the fair value of stock options and warrants granted to certain note holders as explained in Note 5 to the unaudited consolidated financial statements. The deferred debt discount is being amortized over the life of the related notes payable.

Nine Months Ended December 31, 2004 Compared to the Nine Months Ended December 31, 2003

     Sales for the nine months ended December 31, 2004 are split between the Predecessor (April 1, 2004 to May 9, 2004) and Successor (May 10, 2004 to December 31, 2004) companies. The sales from May 10, 2004 to December 31, 2004 were $67,223,593 and from April 1, 2004 to May 9, 2004 were $9,486,601. The combined sales for the nine months ended December 31, 2004 increased by $19,046,425, or 33%, to $76,710,194 as compared to $57,633,769 for the nine months ended December 31, 2003. The increase in sales for the three quarters is attributed primarily to the following components: $2,625,468 from operations of the entities that merged into the company effective May 10, 2004; $3,178,952 from the two staffing acquisitions completed between January 1, 2004 and June 30, 2004; and $4,324,510 from the four acquisitions done during the quarter ended September 30, 2004. See notes to the unaudited consolidated financial statements for discussion of various acquisitions made during the three quarters ended December 31, 2004. In addition, the Company had 15.5% internal growth of $8,917,495 during the three quarters ended December 31, 2004. There were no significant changes in sales prices during the period May 10, 2004 through December 31, 2004. Total sales for the Company increased 10% from $23,107,658 for the first quarter (predecessor and successor combined) to $25,512,002 for the second quarter and another 10% to $28,090,534 for the third quarter of its fiscal year ending March 31, 2005.

     Gross profit margin for the period from May 10, 2004 to December 31, 2004 increased 14% to 16.4% of sales and for the period from April 1, 2004 to May 9, 2004 was 14.4% of sales. The combined gross profit for the nine months ended December 31, 2004 was 16.2% compared with the nine months ended December 31, 2003 at 15.1%. The Company’s expansion into home care in May 2004 has and will continue to drive changes to the consolidated gross profit margin of the Company. Staffing revenues for the three quarters ended December 31, 2004 were $71,913,301 and yielded a gross margin of 13.4%, while the home care revenues were $4,796,893 at a gross margin of 57.2%. Cost of sales for staffing are primarily employee costs, while cost of sales for home care represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The staffing business’ gross margins were more seasonally affected in the three quarters ended December 31, 2004 than the same period of the prior year due to the business and client mix of institutional customers and a lower margin service staffing demand in the facilities.

     General and administrative expenses for the period from May 10, 2004 to December 31, 2004 were $10,320,389 and for the period from April 1, 2004 to May 9, 2004 were $886,916. Combined general and administrative expenses totaled $11,207,305 for the nine months ended December 31, 2004 compared to $5,942,404 for the nine months ended December 31, 2003. The 89% increase of $5,264,901 is due to the changes in the Company’s mix of business and additional general and administrative expenses related to the merged entities as discussed in the notes to the unaudited consolidated financial statements. The Company incurred non-recurring costs related to the post-transaction registration expenses of approximately $450,000 in the nine months ended December 31, 2004. The Company incurred expenses of approximately $433,000 in the nine months ended December 31, 2004 toward building a home care infrastructure and bolstering its existing staffing infrastructure to accommodate recent and expected acquisitions.

     The post-transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the three quarters ended December 31, 2004. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs as $450,000 for the nine months ended December 31, 2004. Additional costs will be incurred until the registration is completed.

     Depreciation and amortization expense was $221,328 for the nine months ended December 31, 2004 compared to $17,100 for the nine months ended December 31, 2003. The increase of $204,228 consists primarily of additional depreciation expense of the home care component associated with the fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients. The base of depreciable assets increased from $75,078 at March 31, 2004 to $1,624,411 at December 31, 2004.

     Interest expense was $712,279 for the nine months ended December 31, 2004. There was no interest expense for the nine months ended December 31, 2003 as the company had no interest-bearing borrowings. Interest expense incurred in the nine months ended December 31, 2004 included $416,715 to banks and $295,564 to note holders. The increase in interest expense is a result of borrowings resulting from the acquisitions of the various merged entities as discussed in the notes to the unaudited consolidated financial statements. Interest-bearing borrowings were $24,202,000 at December 31, 2004 at rates ranging from 6.25% to 12% per annum compared to $22,183,000 borrowed compared to no interest-bearing borrowings at March 31, 2004.

     Amortization of deferred debt discount was $682,593 for the nine months ended December 31, 2004 generated by the attachment of warrants to two notes payable, while there were no such arrangements for the same period in the prior year. The deferred debt discount is the fair value of stock options and warrants granted to certain note holders as explained in Notes to the unaudited consolidated financial statements. The deferred debt discount is being amortized over the life of the respective promissory notes.

Liquidity and Capital Resources

     The Company’s primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries. Secondarily, the Company began executing its long-term strategic growth plan in May 2004, which includes plans for complementary acquisitions, internal growth at existing locations, expanded product offerings and synergistic integration of the Company’s types of businesses.

     During the period May 10, 2004 through December 31, 2004, the Company used $6,464,697 in cash flows from operations, used $3,484,100 in investing activities and generated $10,087,470 from financing activities for a net decrease of $225,327 in cash and cash equivalents. This compares to the three quarters ended December 31, 2003, in which the Company generated $4,744,623 in cash flows from operations, utilized $363,584 in cash flows from investing activities and used $4,381,039 in financing activities yet had no change in the amount of its cash and cash equivalents.

     Prior to undertaking the Company’s long-term strategic growth plan, as is demonstrated by the results for the three quarters ended December 31, 2003, the operating company was generating significant cash flows from operations and pre-tax net income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $10,716,975 raised in the three quarters ended December 31, 2004. The company raised $6,455,359 through common stock issuances and $4,261,616 by drawing on the Company’s long-term line of credit. The Company has also been successful in using notes payable and common stock as part of its consideration paid for acquisitions. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.

     Gross accounts receivable of $21,420,000 represent accounts receivable from operations and from acquired entities. The Company is focusing significant additional resources on the collection of accounts receivables as a means to generate cash flow from operations. During the three quarters ended December 31, 2004, the Company reduced it net operating liabilities by $868,000, using cash from operations and borrowings to do so yet has improved its cash position from no cash at March 31, 2004 to $633,108 at December 31, 2004. The Company started a new workers’ compensation arrangement in May 2004 which requires deposits of funds in advance. The net increase in prepaid worker’s compensation costs was $774,000 in the quarter ended December 2004 to reach the balance of $2,041,000 as of December 31, 2004.

     In May 2004, the Company consummated the merger with and into RKDA. This transaction was preceded by the Company obtaining a note payable in the amount of $1,500,000. Simultaneous with the RKDA Merger the Company completed the minimum amount of $8,000,000 of a Regulation D Private Placement (the “Offering”). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement Agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% commission and reimbursement of out–of–pocket expenses. The Company used $5,000,000 of the net proceeds to complete the RKDA Merger as described in Note 2, and used the balance for working capital.

     On May 7, 2004, Arcadia Services, Inc. and three of its wholly–owned subsidiaries entered into a Loan Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12,000,000 through May 7, 2006. The initial advance on May 7, 2004, was in the amount of $11,000,000. The initial advance was immediately distributed up to RKDA, Inc., to fund a portion of the purchase price of the capital stock of Arcadia by RKDA from the seller and to pay expenses associated with the transaction. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia. The Arcadia subsidiaries and Arcadia granted the bank a security interest in all of their assets and the seller subordinated $500,000 indebtedness of Arcadia to Arcadia’s indebtedness to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica over all indebtedness of Arcadia and its subsidiaries. On July 29, 2004 the credit limit was increased to $14,400,000.

     On November 23, 2004, the revolving credit commitment with Comerica Bank amount was increased to $16,000,000, and the credit agreement was also amended to provide an overformula balance of $1,200,000 payable at the rate of $100,000 per month for 12 consecutive months, beginning in January, 2005. Further, certain amendments were made relative to accounts from business originating from state Medicaid plans eligible for inclusion in the advance formula. Advances under the credit facility bear interest at the prime–rate (as defined) or the Eurodollar–based rate (as defined), at the election of borrowers. Arcadia agreed to various financial covenant ratios; to have any person who acquires Arcadia capital stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants.

     On September 21, 2004, the Company issued a note payable in the amount of $5,000,000 to fund acquisitions. The promissory note bears an interest rate of 6% per annum. The note is due on or before June 21, 2005. The note may be extended at the Company’s discretion for three months bearing a 12% interest rate per annum. The lender also received a warrant to purchase 3,150,000 shares of common stock of the company at $0.95 per share. The value of these warrants is being expensed over the life of the note. The Company plans to repay this note with cash flows from operations, proceeds from the issuance of additional shares of common stock and new borrowings.

     On December 2, 2004, the Company issued a total of 144,999 shares of its common stock upon the exercise of stock options by three former employees of the Company. The aggregate consideration for these shares totaled $34,999.

     On January 11, 2005, the Company issued 533,370 shares of its common stock to Jana Master Fund, Ltd. (“Jana”). Jana elected to convert $266,685 in principal and accrued interest payable by the Company as of December 31, 2004 into shares of the Company’s common stock, per a $1,500,000 Amended and Restated Promissory Note dated June 12, 2004. Under the Note, Jana may convert debt into shares of the Company’s common stock at the rate of one (1) share of common stock per $0.50 of outstanding debt.

     On January 18, 2005, the Company obtained a $1,500,000 loan from Jana Partners, LLC due on February 2, 2005 in exchange for warrants to purchase 50,000 shares of the Company’s common stock at $1.28 per share. This loan plus accrued interest of $15,000 was paid in full on February 4, 2005 with proceeds from the sale of unregistered securities described below. These funds were used to satisfy purchase price arrangements pending for Trinity and for Beacon.

     On January 21, 2005, the Company issued a total of 243,040 shares of its common stock to two limited liability companies whose owners are certain of the members of Kerr, Russell and Weber, PLC (“KRW”), as payment for legal services in the amount of $250,000 which KRW furnished to the Company.

     On January 24, 2005, the Company issued a total of 407,866 shares of its common stock to two former shareholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) per the agreement by which a second-tier wholly owned subsidiary of the Company acquired all of Trinity’s outstanding common stock on September 23, 2004. Per the terms of the stock purchase agreement, the 407,866 shares issued have a total aggregate value of $347,500, indicated as a short-term borrowing at December 31, 2004. Of the 407,866 shares of common stock issued, 305,898 shares have been escrowed until January 15, 2006 to satisfy the purchaser’s rights of recoupment/offset, per the terms of the stock purchase agreement. The additional purchase price payable to Trinity shareholders of $975,510, also indicated as a short-term borrowing at December 31, 2004, was paid down to $225,000 in January 2005 with proceeds from the January 11, 2005 short-term note payable described above.

     Beginning February 2, 2005, the Company sold an aggregate of 5,000,000 shares of its common stock, at a price of $0.90 per share, in private transactions to investors qualifying as accredited investors as defined in Rule 501(a) of Regulation D. The aggregate consideration received totals $4,500,000 of the maximum $5,000,000 which the Company intends to raise from this private offering for repayment of debt, acquisitions and new business ventures. The Company has agreed to use its best efforts to register these shares within ninety days.

     The Company has a $250,000 line of credit with US Bank that matures on February 17, 2005 on which $222,476 was owed as of December 31, 2004. The Company expects to complete an extension of the terms of the line of credit upon expiration, otherwise, the Company will repay the line of credit with proceeds from its February sales of common stock as described above.

Contractual Commitments

As of December 31, 2004, the Company had contractual obligations in the form of non–cancelable operating leases, employment agreements and interest expense as follows:

	Payments due by March 31,
	Total	2005	2006	2007	2008	2009

Operating Leases	$2,462,130	$597,146	$701,238	$630,785	$463,911	$69,050
Employment Agreements	962,500	518,750	443,750	–	–	–

Total	$3,424,630	$1,115,896	$1,144,988	$630,785	$463,911	$69,050

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 4. Controls and Procedures.

     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of December 31, 2004, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls. During our fiscal quarter ended December 31, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

     During the Company’s fiscal quarter ended December 31, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries was a party or of which any of their property was the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 2, 2004, the Company issued a total of 144,999 shares of its common stock upon the exercise of stock options by three former employees of the Company. The aggregate consideration for these shares totaled $34,999.

     On January 11, 2005, the Company issued 533,370 shares of its common stock to Jana Master Fund, Ltd. (“Jana”). Jana elected to convert $266,685 in principal and accrued interest payable by the Company as of December 31, 2004 into shares of the Company’s common stock, per a $1,500,000 Amended and Restated Promissory Note dated June 12, 2004. Under the Note, Jana may convert debt into shares of the Company’s common stock at the rate of one (1) share of common stock per $0.50 of outstanding debt.

     On January 21, 2005, the Company issued a total of 243,040 shares of its common stock to two limited liability companies whose owners are certain of the members of Kerr, Russell and Weber, PLC (“KRW”), as payment for legal services in the amount of $250,000 which KRW furnished to the Company.

     On January 24, 2005, the Company issued a total of 407,866 shares of its common stock to two former shareholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) per the agreement by which a second-tier wholly owned subsidiary of the Company acquired all of Trinity’s outstanding common stock on September 23, 2004. Per the terms of the stock purchase agreement, the 407,866 shares issued have a total aggregate value of $347,500. Of the 407,866 shares of common stock issued, 305,898 shares have been escrowed until January 15, 2006 to satisfy the purchaser’s rights of recoupment/offset, per the terms of the stock purchase agreement.

     Beginning February 2, 2005, the Company sold an aggregate of 5,000,000 shares of its common stock, at a price of $0.90 per share, in private transactions to investors qualifying as accredited investors as defined in Rule 501(a) of Regulation D. The aggregate consideration received totals $4,500,000 of the maximum $5,000,000 which the Company intends to raise from this private offering for acquisitions and new business ventures.

     On February 11, 2005, the Company issued 18,750 shares of common stock to its Chief Financial Officer per the terms of her employment agreement.

     Each issuance of shares of the Company’s common stock reported above occurred in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, because the transaction did not involve any public offering. These securities were issued without general solicitation or advertising. There were no underwriters involved in any of the transactions reported herein, nor were any underwriting discounts or commissions paid. The shares sold are “restricted securities” as defined in Rule 144 (a)(3). Further, each common stock certificate issued in each transaction bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required under the Securities Act of 1933.

     In addition, the shares sold beginning February 2, 2005 were sold in transactions exempt from registration pursuant to Rule 506 of Regulation D, on the basis that each investor is an accredited investor as defined in Rule 501(a) of Regulation D.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

     There is no information required to be disclosed in a report on Form 8–K during the period covered by this report, but not reported.

Item 6. Exhibits.

Exhibit
No	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Arcadia Resources, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of Arcadia Resources, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).
10.1	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).
10.2	Stock Purchase Agreement by and among, Arcadia Resources, Inc. (“Buyer”), Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (“Companies”), and Rebecca Irish, Ryan Powers and Reid Wilburn (“Sellers”), dated December 22, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on December 28, 2004 and incorporated herein by this reference).
31.1	Certification of the Chief Executive Officer required by rule 13a–14(a) or rule 15d–14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a–14(a) or rule 15d–14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes–Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes–Oxley Act of 2002.
99.1	Press Release Announcing Name Change (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Arcadia Resources, Inc.

By:	/s/ John E. Elliott II	By:	/s/ Lawrence R. Kuhnert

John E. Elliott II			Lawrence R. Kuhnert

Its:	Chairman of the Board	Its:	Vice Chairman of Finance
	and Chief Executive Officer		(Principal Financial and Accounting Officer),
President and Chief Operating Officer

Dated: February 14, 2005

EXHIBIT INDEX

Exhibit
No	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Arcadia Resources, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of Arcadia Resources, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).
10.1	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).
10.2	Stock Purchase Agreement by and among, Arcadia Resources, Inc. (“Buyer”), Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (“Companies”), and Rebecca Irish, Ryan Powers and Reid Wilburn (“Sellers”), dated December 22, 2004 (filed as an exhibit to the Company’s Current Report on Form 8–K filed on December 28, 2004 and incorporated herein by this reference).
31.1	Certification of the Chief Executive Officer required by rule 13a–14(a) or rule 15d–14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a–14(a) or rule 15d–14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes–Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes–Oxley Act of 2002.
99.1	Press Release Announcing Name Change (filed as an Exhibit to the Company’s current report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference).