Form 10KSB/A
period 2004-03-31
ARCADIA RESOURCES, INC
filed 2005-06-13
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended

OR

☑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Revenues for the issuer’s most recent fiscal year: $2,011,000.

     The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price of such stock as of November 9, 2004 was $24,449,362.

     As of November 9, 2004, 80,448,761 shares of the registrant’s common stock were outstanding.

     Documents incorporated by reference: none.

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note

     Arcadia Resources, Inc. (the “Company”) is filing this Form 10-KSB/A to amend and restate in their entirety the following parts of its Transition Report filed on Form 10-KSB for the six months ended March 31, 2004, which was previously filed with the Securities and Exchange Commission on November 16, 2004: Items 6 and 8A of Part II and Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements accompanying the Form 10-KSB. In addition, reference has been made to the Company’s name change effective November 16, 2004. This Form 10-KSB/A does not reflect events occurring after the filing of the Company’s Form 10-KSB on November 16, 2004 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above. All other items of the Form 10-KSB and the accompanying financial statements and notes thereto have not been amended and are simply reported herein. In connection with the filing of this Form 10-KSB/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, the Company is including currently dated certifications.

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

Part I

     References in this transition report to “Critical Home Care,” “CHC,” “Critical,” the “Company,” “we,” “us” and “our” refer to Critical Home Care, Inc. and its subsidiaries, unless the context requires otherwise. Critical Home Care, Inc. changed its name to Arcadia Resources, Inc. on November 16, 2004.

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

     Under the reverse merger, our wholly owned subsidiary CHC Sub, Inc. merged with and into RKDA, Inc., a Michigan corporation (“RKDA”) owned by John E. Elliott, II (“Elliott”) and Lawrence R. Kuhnert (“Kuhnert”) (the “RKDA Merger”). The RKDA Merger was effective May 10, 2004. RKDA survived the merger.

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

     The Company filed with the Commission a registration statement on Form S-1 and an amendment to the registration statement on Form S-1/A on August 25 and 27, 2004, respectively (collectively the “Registration Statement”). The selling security holders listed in the prospectus accompanying the Registration Statement seek to offer up to 68,256,329 shares of the Company’s Common Stock, $0.001 par value, and up to 6,031,000 Class A Warrants to purchase up to 6,031,000 shares of Common Stock. The Registration Statement is not deemed effective, and the information in the prospectus accompanying the Registration Statement is not complete and may be changed. The selling security holders may not sell the securities until the Registration Statement filed with the Commission is effective.

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

     On July 12, 2002, the Company acquired 100% of the Common Stock of Classic Healthcare Solutions, Inc. (“Classic”). On August 8, 2002, the Company acquired substantially all of the assets and business operations of Homecare Alliance, Inc. (“Alliance”). On September 13, 2002, the Company acquired substantially all of the assets and business operations of All Care Medical Products, Inc. (“All Care”).

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

     The Company, or its subsidiaries, presently occupies leased space including the locations listed in the following table, in addition to the Southfield, Michigan corporate offices:

Street Address	City	State	Zip Code
762 Summa Avenue	Westbury	New York	11590

691 North Squirrel Rd.	Auburn Hills	Michigan	48326

79 Deer Park Avenue	Babylon	New York	11702

2800 Marcus Avenue	Lake Success	New York	11024

7990 Grand River, Suite C	Brighton	Michigan	48114

39092 Garfield Road, Suite 201	Clinton Township	Michigan	48038

414 N. Jackson Street, Complex 8718	Jackson	Michigan	49201

535 N. Clipper, Suite 2	Lansing	Michigan	48912

1787 W. Genessee, Suite A	Lapeer	Michigan	48446

26431 Southfield Rd.	Lathrup Village	Michigan	48076

18320 Middlebelt Road	Livonia	Michigan	48152

18706 Eureka Road	Southgate	Michigan	48195

105 Mall Boulevard, Suite 283W	Monroeville	Pennsylvania	15146

4725 McKnight Road, Suite 110	Pittsburgh	Pennsylvania	15237

2600 Southwest Freeway, Suite 716	Houston	Texas	77098

762 Independence Blvd., Suite 798	Virginia Beach	Virginia	23455

3918 West Point Boulevard	Winston Salem	North Carolina	27103

116 North Old Statesville Road, Suite B	Huntersville	North Carolina	28070

1165 Allgood Road	Marietta	Georgia	30062

Street Address	City	State	Zip Code
541 Historic Highway, 441	Demorest	Georgia	30535

9801 West Cincay Avenue, Suite 170, Huntersville Business Park	Huntersville	North Carolina	28075

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of our Common Stock are currently quoted on the OTC Bulletin Board under the symbol “CCLH.OB.” Our Common Stock has had a limited and sporadic trading history. The following table sets forth the quarterly high and low bid prices for our Common Stock on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. On October 1, 2004, the average of the bid and ask prices of our Common Stock was $0.73 per share. In November 2004, the Company changed its trading symbol to “ACDI.OB” in correlation to its name change to Arcadia Resources, Inc.

		Bid Price
Period		High		Low
Fiscal Year End 3/31/2005	First Quarter ended 6/30/04	$1.08		$0.39
Transition Period Ended 3/31/2004	Quarter ended 3/31/04	$0.49		$0.16
	Quarter ended 12/31/03	$0.25		$0.11
Fiscal Year Ended 9/30/2003	Fourth Quarter ended 9/30/03	$0.43		$0.15
	Third Quarter ended 6/30/03	$0.45		$0.19
	Second Quarter ended 3/31/03	$2.50		$0.10
	First Quarter ended 12/310/02	$3.40		$2.46
Transition Period Ended 9/30/2002	Quarter ended 9/30/02 (1)	$4.20	*	$2.00	**
	Quarter ended 6/30/02 (2)	n/a		n/a
	Quarter ended 3/31/02	n/a		n/a
Fiscal Year Ended 12/31/2001	Fourth Quarter ended 12/31/01	n/a		n/a
	Third Quarter ended 9/30/01	n/a		n/a
	Second Quarter ended 6/30/01	n/a		n/a
	First Quarter ended 3/31/01	n/a		n/a

(1)	The Company commenced public trading with the ticker symbol “MJVS” on August 2, 2002. During the quarterly period between July 1 and September 30, 2002, the Company changed its ticker symbol twice. On August 29, 2002 the ticker symbol was changed to “NYMD.” On September 30, 2002, the Company commenced trading under its current symbol, “CCLH.”

(2)	Before August 2, 2002, the Company’s Common Stock was not quoted the OTC Bulletin Board or listed any exchange.

 *High bid price from August 29, 2002, when the Company’s ticker symbol was “NYMD.”

**Low bid price from August 14, 2002, when the Company’s ticker symbol was “MJVS.”

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

The Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003.

     For the six months ended March 31, 2004, sales decreased by $1,184,000, or 37%, to $2,011,000 as compared to $3,195,000 for the six months ended March 31, 2003. The decrease is primarily attributable to a lack of sufficient working capital to purchase the product needed to maintain historical volume levels, and additionally the loss of sales resulting from professional staff who have left the Company and the closure of its primary retail store.

     Gross profit for the six months ended March 31, 2004 was 58%, a decrease of 11% from the 69% recorded in the prior year comparable period. This was a result of recording an allowance of $200,000 for items in the inventory that are obsolete and nonsellable. As discussed below in Item 8A, the Company had a decline in sales, which caused cash flow difficulties resulting in less favorable vendor pricing and terms for products held for sale.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Mark Sherman, CPA, based in Las Vegas (“Sherman”), was the auditor for Mojave Southern, Inc. (“Mojave”) and New York Medical, Inc. (“NYMI”) and resigned as such on October 14, 2002 in conjunction with the reverse merger between the Company and Critical Home Care, Incorporated. There were no disagreements between Mr. Sherman and the management of Mojave or NYMI.

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

     On May 7, 2003 the Company filed a report on Form 8-K to disclose a change in the Company’s certifying accountants. Critical Home Care, Inc., with the Audit Committee of the Board of Directors, dismissed its independent accountants, Grassi & Co., CPA’s, P.C. on May 2, 2003. The reports of Grassi & Co., CPA’s, P.C. on the consolidated financial statements of Critical Home care, Inc. as of September 30, 2002 and December 31, 2001 for the nine months and year ended respectively contained no adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements between Grassi & Co., CPA’s P.C. and management of Critical Home Care, Inc. on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi & Co., CPAs, P.C., would have caused it to make reference thereto in its report on consolidated financial statements for such period. With the approval of the Audit Committee of the Board of Directors, Marcum & Kliegman LLP was engaged as the Company’s independent public accountants on May 2, 2003.

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

Item 8A. Controls and Procedures.

     In connection with the completion of its audit of the Company’s consolidated financial statements for the six months ended March 31, 2004, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Board of Directors during the course of the audit in September and October 2004 that the following matter involving the Company’s internal controls and operation were considered to be a material weakness, as defined under standards established by the American Institute of Certified Public Accountants (“AICPA”):

The inventory system at the Company’s New York locations does not adequately account for the inventory cost and movement and the identification of obsolete items on a timely basis.

     Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that it considers the matter, which is listed above, to be a “material weakness” that by itself may result in a more than remote likelihood that a material misstatement in the Company’s financial statements will not be prevented or detected by the Company’s employees in the normal course of performing their assigned functions.

     As required by SEC Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, under the supervision and with the participation of its management, including its present Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer determined that the deficiency identified by BDO caused the Company’s disclosure controls and procedures not to be effective at a reasonable assurance level. However the CEO and CFO noted that the Company was actively seeking to remedy such deficiency and did not note any other material weakness or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls.

     The following three events occurred prior to March 31, 2004 that adversely affected the inventory value and quantity. First, the closure of a retail site and movement of its inventory to another site coupled with the termination of many employees resulted in inventory shrinkage. Second, the Company decided to discontinue certain product lines rendering related products unsellable. Third, poor vendor relations caused by slow payments, resulted in the Company being placed on a C.O.D. basis with most of their remaining vendors, which further reduced the Company’s inventory levels. During the six months ended March 31, 2004, the Company did not have internal controls in place to identify the need for inventory reserves. During the audit process, additional substantive procedures were performed by the auditors working with the Company to identify an appropriate inventory reserve as of March 31, 2004.

     The limited ability of the Company to buy inventory and the store closure ultimately resulted in a more controlled environment for the Company’s inventory. The Company also did a physical inventory in the middle of fiscal 2005. Corresponding reserves for inventory obsolescence and shrinkage totaling $200,000 or 76% of the total balance were established during the period reported herein.

     On May 10, 2004, when the Company accomplished the RKDA Merger, the components and businesses of the registrant changed significantly to the extent that the inventory was no longer a material component of the Company’s balance sheet, nor were the operations of the New York locations. The auditors performed substantive audit procedures to the extent that they determined there to be no limitation on the scope of their audit work.

Changes in internal controls

     There have been no changes in our internal controls or in other factors that have materially affected our internal controls subsequent to March 31, 2004, except those related to the RKDA Merger and as described above for inventory at the New York locations. The RKDA merger combined the Company with two established businesses: a staffing services company with revenues of $76 million for the year ended March 31, 2004, and a mail-order pharmacy with annual revenues of $2.5 million. As a result, the internal controls related to these entities were added and the materiality considerations for the combined Company changed such that no further corrective actions were required or undertaken.

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

			Served as Director
Name	Age	Position(s)	Since
John E. Elliott, II*	48	Chairman and Chief Executive Officer and Director	May 10, 2004

Lawrence Kuhnert*	53	Vice Chairman of Finance (Principal Accounting and Financial Officer),	May 10, 2004

			Served as Director
Name	Age	Position(s)	Since
		President, Treasurer, Chief Operating Officer, and Director

David Bensol**	48	Executive Vice President and Director	September 26, 2002

John T. Thornton	66	Director	June 15, 2004

Cathy Sparling***	50	Officer: Chief Operating Officer of Arcadia Services, Inc., a wholly-owned subsidiary of the Company	Not applicable

Bradley D. Smith	53	Secretary	Not applicable

*	Messrs. Elliott and Kuhnert assumed their respective offices on May 10, 2004, the effective date of the RKDA Merger. Effective July 29, 2004, the Company’s Board of Directors designated the position of Vice Chairman of Finance as the Company’s Principal Accounting and Financial Officer and appointed Lawrence R. Kuhnert to this office. Previously, the Company’s Chief Financial Officer was the Company’s Principal Accounting and Financial Officer through July 28, 2004.

**	Mr. Bensol was the Company’s Chief Executive Officer prior to the RKDA Merger effective May 10, 2004, when he became the Company’s Executive Vice President.

***	Ms. Sparling is Chief Operating Officer of Arcadia Services, Inc., a second-tier, wholly-owned subsidiary of the Company. Ms. Sparling is listed pursuant to Rule 3b-7 of the Exchange Act, which provides that an executive officer of a subsidiary may be deemed an executive officer of the Company if he or she performs policy-making functions of the Company.

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

		Summary Compensation Table
		Annual		Long-Term Compensation
		Compensation		Awards
					Securities
	Fiscal			Restricted	Underlying
Name and Principal	Year		Bonus	Stock Award(s)	Options/SARs
Position	Ended	Salary ($)	($)	($)	(#)
John E. Elliott, II,	2004	—	—	—	—
Chairman and	2003	—	—	—	—
Chief Executive	2002	—	—	—	—
Officer

Lawrence R. Kuhnert,	2004	—	—	—	—
Vice Chairman of	2003	—	—	—	—
Finance,	2002	—	—	—	—
President, Treasurer and Chief Operating Officer[1]

David Bensol,	2004	$75,557	—	—
Executive Vice	2003	113,654	—	—	100,000
President	2002	59,135	—	—

		Summary Compensation Table
		Annual		Long-Term Compensation
		Compensation		Awards
					Securities
	Fiscal			Restricted	Underlying
Name and Principal	Year		Bonus	Stock Award(s)	Options/SARs
Position	Ended	Salary ($)	($)	($)	(#)
Eric S. Yonenson,	2004	$57,942	—	—	—
Chief Financial	2003	65,019	—	—	250,000
Officer	2002	—		—	—

Cathy Sparling	2004	$145,039	—	—	—
	2003	141,000	66,315	—	—
	2002	136,022	63,913	—	—

Bradley Smith,	2004	$62,981	—	—	—
Former Director and	2003	125,000	—	—	—
Officer	2002	59,135	—	—	75,000

[1]	John E. Elliott, II and Lawrence R. Kuhnert assumed their respective offices in May, 2004. As a result, neither individual received compensation from the Company for the fiscal year ended March 31, 2004, or any prior fiscal years. As more fully described in this transition report, Messrs. Elliott and Kuhnert each entered into employment agreements with the Company providing for annual base compensation of $150,000.

[2]	Pursuant to Mr. Bensol’s Employment Agreement in effect as of March 31, 2004, he received options to purchase 100,000 shares which vested quarterly, commencing on December 31, 2002, and are exercisable for a five year period following the date of grant provided Mr. Bensol remains an employee of the Company.

[3]	The Chief Financial Officer was the Company’s Principal Accounting and Financial Officer through July 28, 2004. Beginning on July 29, 2004, the Vice Chairman of Finance is the Company’s Principal Accounting and Financial Officer. Pursuant to Mr. Yonenson’s Employment Agreement in effect as of March 31, 2004, he received options to purchase 250,000 shares which 50,000 shares vested upon grant, and the balance vests ratably on a monthly basis as of the last day of the month for each of the first 36 months following the date of grant as long as Mr. Yonenson remains an employee of the Company. Mr. Yonenson commenced his employment with the Company on March 10, 2003, at an annual salary of $115,000 per year.

[4]	Cathy Sparling is Chief Operating Officer of Arcadia Services, Inc., a second-tier, wholly-owned subsidiary of the Company. Ms. Sparling is listed pursuant to Rule 3b-7 of the Exchange Act, which states than an executive officer of a subsidiary may be deemed an executive officer of the Company if he or she performs policy-making functions of the Company. The compensation information set forth in the above table relates to the three fiscal years ended March 31, 2004 (12 months), March 31, 2003 (12 months) and March 31, 2002 (12 months). These fiscal years pre-date the effective date of the reverse merger in which Arcadia Services, Inc. became a second-tier, wholly-owned subsidiary of the Company.

     Option Grants to Executive Officers and Option Exercises

     During the fiscal year ended March 31, 2004, the Company did not grant stock options to any executive officer of the Company. During the fiscal year ended March 31, 2004, none of the Company’s executive officers exercised any stock options. The following table provides information regarding stock options held by the executive officers indicated as of March 31, 2004:

					Value of Unexercised
	Number		Number of Securities		in-the-Money
	of Shares		Underlying Unexercised		Options at
	Acquired		Options at		End of
	on	Value	End of Fiscal Year (#)		Fiscal Year ($)*
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David Bensol	NONE	—	100,000	0	0	0
Eric S. Yonenson	NONE	—	116,669	133,331	$30,300	$34,700
Bradley Smith	NONE	—	75,000	0	0	0

*	Value is calculated by subtracting the exercise price per share from the last reported market price on March 31, 2004 and multiplying the result by the number of shares subject to the option.

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

     The following table sets forth certain information regarding the beneficial ownership of the shares of our Common Stock and preferred stock as of October 1, 2004 by:

•	each person we know to beneficially own more than 5% of our voting stock,

•	each director and nominee for director,

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation,” and

•	all of our directors, nominees for directors and executive officers as a group.

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

	Name and Address of	Amount and Nature of		Percent
Title of Class	Beneficial Owner	Beneficial Owner		of Class
Common Stock	John E. Elliott, II	13,380,000	(1)	16.93%
	26777 Central Park Blvd.
	Suite 200
	Southfield, MI 48076
Common Stock	Lawrence Kuhnert	8,920,000	(2)	11.29%
	26777 Central Park Blvd.
	Suite 200
	Southfield, MI 48076
Common Stock	David Bensol	4,571,768	(3)	5.79%
	2708 Easa Place
	Bellmore, NV 11710
Common Stock	Eric Yonenson	138,899	(4)	*
	762 Summa Ave
	Westbury, NY 11590
Common Stock	John T. Thornton	0	(6)	*
	26777 Central Park Blvd.
	Suite 200
	Southfield, MI 48076
Common Stock	Bradley Smith	1,092,641	(7)	1.38%
	10 Pinewood Dr
	Commack, NY 11725
Common Stock	Cathy Sparling	200,000		*
	26777 Central Park Blvd.
	Suite 200
	Southfield, MI 48076
Common Stock	JANA Master Fund, Ltd.	13,450,000	(8)	17.02%
	200 Park Ave., Ste. 3900
	New York, NY 10166
Common Stock	WebFinancial Corp.	4,400,000	(9)	5.57%
	590 Madison Ave.
	32nd Floor
	New York, NY 10022
Common Stock	SDS Capital Corp SPC, Ltd.	5,750,986	(10)	7.28%
	53 Forest Ave., Suite 203
	Old Greenwich, CT 06870
Common Stock	Steven Derby	6,750,986	(11)	8.54%
	53 Forest Ave., Suite 202
	Old Greenwich, CT 06870
Common Stock	North Sound Capital, LLC	6,850,985	(12)	8.67%
	53 Forest Ave., Ste. 202
	Old Greenwich, CT 06870
Common Stock	Thomas McAuley	6,850,985	(13)	8.67%
	53 Forest Ave., Ste. 202
	Old Greenwich, CT 06870

*	Represents less than 1% of the outstanding stock.

(1)	Includes 600,000 shares of common stock issuable upon exercise of Class A Warrants. Includes 6 million shares of Common Stock held in escrow.

(2)	Includes 400,000 shares of common stock issuable upon exercise of Class A Warrants. Includes 4 million shares of Common Stock held in escrow.

(3)	Includes 60,000 shares of common stock issuable upon exercise of Class A Warrants.

(4)	Shares of common stock issuable upon exercise of options. Mr. Yonenson’s employment with the Company concluded on September 10, 2004.

(5)	[reserved]

(6)	The Company and director John T. Thornton intend to enter into a compensation agreement under which Mr. Thornton will be compensated for Board and Audit Committee meeting attendance in shares of the Company’s Common Stock and will be compensated with an annual retainer equal to non-qualified Common Stock options valued at $25,000, with an exercise price of $0.50 per share.

(7)	Includes 75,000 shares of common stock issuable upon exercise of options.

(8)	Includes 1,200,000 shares of common stock issuable upon exercise of Class A Warrants and 250,000 shares of common stock issuable upon the exercise of other warrants.

(9)	Includes 400,000 shares of common stock issuable upon exercise of Class A Warrants.

(10)	Includes 500,000 shares of common stock issuable upon exercise of Class A Warrants, as well as 250,986 shares of common stock owned by SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd.

(11)	Steven Derby shares dispositive power of 5,250,986 shares of common stock of the Company, as well as 500,000 shares of common stock issuable upon exercise of Class A Warrants in his capacity as managing member of SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd. Derby also shares dispositive power of 1,000,000 shares of Common Stock of the Company in his capacity as a managing member of Baystar Capital Management, LLC, the general partner of Baystar Capital II, L.P.

(12)	Includes 150,000 shares of common stock owned by North Sound Legacy Fund LLC, 2,160,000 shares of common stock owned by North Sound Legacy Institutional Fund LLC and 3,690,000 shares of common stock owned by North Sound Legacy International Ltd.; all of whom are managed by North Sound Capital LLC. Also includes 600,000 shares of common stock issuable upon exercise of Class A Warrants owned by such entities.

(13)	The ultimate managing member of North Sound Capital LLC is Thomas McAuley. Mr. McAuley may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (the “Funds”), who are the holders of such shares. As the managing member of the Funds, Mr. McAuley has voting and investment control with respect to the shares of common stock held by the Funds.

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

     Subsequent to the three months ended March 31, 2004 through the date of filing this transition report, the Company filed the following reports on Form 8-K:

1.	The Company filed a Current Report on Form 8-K on May 24, 2004 to report that the Company had completed the minimum $8 million of the Regulation D Private Placement, and the RKDA Merger, and the resultant change of control. On July 23, 2004, the Company filed a Current Report on Form 8-K/A to report the Financial Statement of Business Acquisition and Pro Forma Financial Information.

2.	On June 29, 2004, the Company filed a Current Report on Form 8-K to report changes in the registrant’s certifying accountant, change in principal executive offices, appointment of resident agent and registered office in Michigan, appointment to the board of directors and change in the Company’s fiscal year end. Form 8-K was amended by Forms 8-K/A filed on June 30, 2004, July 1, 2004, July 16, 2004 and July 28, 2004.

3.	On July 30, 2004, the Company filed a Current Report on Form 8-K to report that the Company, through its subsidiary, Arcadia Health Services, Inc., issued a press release announcing the purchase of substantially all of the assets of the Staffing Source, Inc. by Arcadia Health Services, Inc.

4.	On August 5, 2004, the Company filed a Current Report on Form 8-K reporting amendments to the Company’s Code of Ethics.

5.	On August 25, 2004, the Company filed a Current Report on Form 8-K announcing that it had issued a press release announcing its financial results for the three months ended June 30, 2004 and certain other information.

6.	On September 2, 2004, the Company filed a Current Report on Form 8-K announcing that on August 30, 2004, Arcadia Health Services, Inc. a second-tier wholly owned subsidiary of Critical Home Care, Inc., and Second Solutions, Inc. (collectively “Buyer”) entered into a definitive agreement with Merit Staffing Resources, Inc. (the “Seller”) and Merit Staffing’s majority shareholder to purchase substantially all of Merit Staffing’s assets, and that the transaction closed on August 30, 2004, was funded on August 31, 2004. The Form 8-K also reported that on August 20, 2004, SSAC, LLC, a second tier wholly owned subsidiary of the Critical Home Care, Inc., purchased American Oxygen, Inc. of Peoria, Illinois. American Oxygen, Inc., operating from two locations in Illinois, sells and rents durable medical equipment, including respiratory/oxygen equipment.

7.	On September 27, 2004, the Company filed a Current Report on Form 8-K reporting the execution of the Promissory Note and Warrant Purchase Agreement with BayStar Capital, II, L.P. and the closing of the transactions contemplated therein, the acquisition of Trinity Healthcare of Winston-Salem, Inc. and the closing of the transactions contemplated therein, the creation of direct financial obligations and issuance of unregistered securities in connection with the BayStar and Trinity transactions, the resignation of Mitchell J. Cooper as a Director of the Company effective September 24, 2004, and the issuance of a press release by the Company on September 24, 2004announcing the Trinity acquisition.

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

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	37

Report of Independent Registered Public Accounting Firm	38

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheet at March 31, 2004 and September 30, 2003	40

Consolidated Statements of Operations for the periods ended March 31, 2004, September 30, 2002 and for the year ended September 30, 2003	41

Consolidated Statements of Cash flows for the periods ended March 31, 2004, September 30, 2002 and for the year ended September 30, 2003	42

Consolidated Statements of Stockholders’ (Deficit) Equity for the period ended September 30, 2002, and March 31, 2004, and for the year ended September 30, 2003.	44

Notes to Consolidated Financial Statements	45

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

We conducted our audit in accordance with the standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Critical Home Care Inc. and Subsidiaries as of September 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

    /s/ Marcum & Kliegman, LLP

Marcum & Kliegman LLP
New York, New York
January 23, 2004, except Notes 7 and 11, which are dated February 3, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Critical Home Care, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of operations, changes in shareholders’ equity and cash flows of Critical Home Care, Inc. and Subsidiaries (collectively the “Company”), for the nine months ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Grassi & Co., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

New York, New York
February 5, 2003

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		September
	March 31,	30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,000	$2,000
Accounts receivable, net of allowance for doubtful accounts of $818,000 and $828,000	855,000	890,000
Inventory for resale, net of $200,000 reserve for 2004 (Note 3)	62,000	266,000
Prepaid expenses and other current assets	364,000	87,000

TOTAL CURRENT ASSETS	1,356,000	1,245,000

PROPERTY AND EQUIPMENT – NET (Note 4)	604,000	630,000
GOODWILL AND OTHER INTANGIBLE (Note 12)	—	1,937,000
OTHER	37,000	30,000

TOTAL ASSETS	$1,997,000	$3,842,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Note payable (Note 6)	$1,500,000	$—
Accounts payable	637,000	785,000
Accrued expenses and other current liabilities	231,000	316,000
Cash overdrafts	—	39,000
Current portion of long term debt (Note 7)	464,000	619,000
Current portion of Officer note payable (Note 8)	704,000	377,000

TOTAL CURRENT LIABILITIES	3,536,000	2,136,000

LONG-TERM DEBT

Officer note payable less current portion (Note 8)	—	50,000
Notes payable less current portion (Note 7)	15,000	237,000

TOTAL LONG TERM DEBT	15,000	287,000

TOTAL LIABILITIES	3,551,000	2,423,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.25 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.25 par value; 100,000,000 shares authorized; 24,603,000 and 24,393,000 shares issued and outstanding for 2004 and 2003, respectively	6,151,000	6,098,000
Additional paid-in capital	3,525,000	3,272,000
Accumulated deficit	(11,230,000)	(7,951,000)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,554,000)	1,419,000

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,997,000	$3,842,000

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE	FOR THE	FOR THE
	PERIOD	YEAR ENDED	PERIOD ENDED
	ENDED	SEPTEMBER	SEPTEMBER
	MARCH 31,	30,	30,
	2004	2003	2002
NET SALES	$2,011,000	$5,446,000	$1,286,000
COST OF GOODS SOLD	843,000	1,665,000	384,000

GROSS PROFIT	1,168,000	3,781,000	902,000

OPERATING EXPENSES:
Selling, general and administrative	2,093,000	5,499,000	1,065,000
Depreciation and amortization	43,000	94,000	12,000
Impairment of goodwill (Note 12)	1,857,000	1,500,000	—
Impairment of other intangibles	70,000	—	—

TOTAL OPERATING EXPENSES	4,063,000	7,093,000	1,077,000

LOSS FROM OPERATIONS	(2,895,000)	(3,312,000)	(175,000)

OTHER INCOME (EXPENSE):
Other income	—	138,000	—
Interest expense	(139,000)	(142,000)	(28,000)
Amortization of debt discount and deferred financing costs (Note 7)	—	(666,000)	—
Amortization of deferred debt discount, notes payable — other (Note 7)	(245,000)	(30,000)	—
Management and Billing Fee	—	—	96,000

	(384,000)	(700,000)	68,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,279,000)	(4,012,000)	(107,000)

PROVISION FOR INCOME TAXES (Note 10)	—	—	—

NET LOSS	$(3,279,000)	$(4,012,000)	$(107,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.17)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,467,000	24,308,027	16,432,000

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE
	PERIOD	FOR THE	FOR THE
	ENDED	YEAR ENDED	PERIOD ENDED
	MARCH 31,	SEPTEMBER 30,	SEPTEMBER 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,279,000)	$(4,012,000)	$(107,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	125,000	992,000	91,000
Depreciation and amortization	96,000	161,000	12,000
Interest paid with common stock	84,000	77,000	25,000
Stock option compensation	—	228,000	120,000
Amortization of debt discount and deferred financing costs	—	666,000	—
Amortization of deferred debt discount notes payable — other loan	245,000	30,000	—
Impairment of goodwill	1,857,000	1,500,000	—
Impairment of other intangibles	70,000	—	—
Changes in operating assets and liabilities
Accounts receivable	(87,000)	(787,000)	(276,000)
Inventory	204,000	19,000	32,000
Prepaid expenses and other current assets	23,000	(52,000)	(18,000)
Deposits	(7,000)	5,000	(21,000)
Accounts payable	(148,000)	328,000	60,000
Accrued expenses and other current liabilities	(83,000)	(35,000)	91,000

Total adjustments	2,379,000	3,132,000	116,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(900,000)	(880,000)	9,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(75,000)	(90,000)	(385,000)
Deposit on acquisition	(300,000)	—	—

	(375,000)	(90,000)	(385,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdrafts	(39,000)	39,000	—
Proceeds from insurance settlement	11,000	—	—
Proceeds from convertible promissory notes, net of $98,000 of debt issue costs	—	568,000	—
Proceeds from notes payable — other	274,000	475,000	501,000
Proceeds from note payable	1,500,000	—	—
Proceeds from (repayment of) notes payable — officer	277,000	427,000	(35,000)
Payment of long-term debt	(675,000)	(591,000)	(55,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,348,000	918,000	411,000

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	73,000	(52,000)	35,000

	FOR THE
	PERIOD	FOR THE	FOR THE
	ENDED	YEAR ENDED	PERIOD ENDED
	MARCH 31,	SEPTEMBER 30,	SEPTEMBER 30,
	2004	2003	2002
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,000	54,000	19,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,000	$2,000	$54,000

Supplementary information:
Cash paid during the period for:
Interest	$35,000	$2,000	$1,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for asset acquisition	$—	$—	$3,500,000
Issuance of stock in repayment of debt, interest and conversion of notes payable	$85,000	$666,000	$—
Deferred Debt Discount	$—	$56,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL HOME CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2002,
FOR THE YEAR ENDED SEPTEMBER 30, 2003
AND FOR THE PERIOD ENDED MARCH 31, 2004

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2002	15,896,000	$3,974,000	$—	$(3,832,000)	$142,000

Stock issued for
Settlement to Affiliate	254,000	63,000	32,000	—	95,000
Interest	100,000	25,000	75,000	—	100,000
Stock option Compensation	—	—	120,000	—	120,000
Value of debt Cancellation	—	—	61,000	—	61,000
Reverse Acquisition of NYMI	5,725,000	1,431,000	(1,431,000)	—	—
Acquisition of All Care	1,750,000	438,000	3,062,000	—	3,500,000
Net Loss	—	—	—	(107,000)	(107,000)

Balance, September 30, 2002	23,725,000	5,931,000	1,919,000	(3,939,000)	3,911,000

Common Stock issued for conversion of convertible promissory notes and interest	668,000	167,000	501,000	—	668,000
Stock option Compensation	—	—	228,000	—	228,000
Value of debt discount	—	—	568,000	—	568,000
Deferred debt discount	—	—	56,000	—	56,000
Net Loss	—	—	—	(4,012,000)	(4,012,000)

Balance, September 30, 2003	24,393,000	6,098,000	3,272,000	(7,951,000)	1,419,000

Stock issued for conversion of convertible promissory note and interest	210,000	53,000	32,000	—	85,000
Value of debt discount	—	—	221,000	—	221,000
Net Loss	—	—	—	(3,279,000)	(3,279,000)

Balance, March 31, 2004	24,603,000	$6,151,000	$3,525,000	$(11,230,000)	$(1,554,000)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     Through March 31, 2004, the Company had experienced continuing losses, including a loss for the six months ended March 31, 2004 of $3,279,000. This combined with previous losses resulted in a working capital deficit of $11,230,000. The Company then raised additional capital and established a revolving credit facility to provide liquidity for the Company’s operations and to pursue an acquisition as part of its new business strategy. On May 7, 2004, the Company completed a total of $8,000,000 of a Regulation D Private Placement (the “Offering”). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement Agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% sales commission, and reimbursement of out-of–pocket expenses. The Company advanced $5 million of the net proceeds to complete the RKDA Merger described in Note 2 below; approximately $164,000 of the proceeds was used for the repayment of indebtedness and the balance for working capital.

     The consolidated financial statements for the year ended September 30, 2003, were prepared on the basis that the Company would continue as a going concern, which contemplates that realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2003, the Company had an accumulated deficit of $7,951,000, a working capital deficiency of $891,000 and had realized a net loss of $4,012,000, which raised substantial doubt about the Company’s ability to continue as a going concern. During the period ended March 31, 2004, the substantial doubt about the Company’s ability to continue as a going concern was alleviated.

NOTE 2 – DESCRIPTION OF BUSINESS

     Critical Home Care, Inc. and subsidiaries (collectively, the “Company”) is incorporated in Nevada and based in Long Island, New York. The Company markets, rents and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds. The Company also provides oxygen and other respiratory therapy services and equipment and operates in four retail outlets in the New York metropolitan area. Clients and patients are primarily individuals residing at home. The Company’s equipment and supplies are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, Health Maintenance Organizations (“HMO’S”), Preferred Provider Organizations (“PPO’s”) and private pay. The Company had one payor source, Medicare, which accounted for more than 10% of its revenue during the period ended March 31, 2004, the year ended September 30, 2003, and the period ended September 30, 2002.

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

     On December 10, 2002, the Board of Directors approved a change of the Company’s fiscal year from a calendar year ending December 31 to a fiscal year ending September 30. Such change was effective as of the fiscal year (nine months) ended September 30, 2002 for both financial reporting and tax purposes. In connection with the RKDA Merger, the Company adopted a March 31 year end for both financial reporting and tax purposes.

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

     Concentration of credit risk – The Company primarily provides health care services, medical need related equipment and customized devices and is reimbursed by the patient’s third-party insurers or governmentally funded health care insurance programs. The Company performs ongoing credit evaluations for its private pay customer patients and open account customers. The ability of the Company’s debtors to meet their obligations is dependent upon the financial stability of the insurers of the Company’s customer patients and future legislation and regulatory actions. The Company maintains reserves for potential losses from these receivables that historically have been within management’s expectations. The Company grants credit without collateral to its patients, who are primarily insured under third party agreements. Approximately 21% and 11% of the Company’s accounts receivable at March 31, 2004 and September 30, 2003 consists of amounts due from Medicare and Medicaid, respectively. The Company operates its business primarily in the New York Metropolitan area. Additionally a substantial portion of the Company’s revenue is attributable to payments received from third party payers, including the Medicare and Medicaid programs. For the period ended March 31, 2004 approximately 22% of the Company’s revenue was derived from Medicare and approximately 8% was derived from Medicaid. For the year ended September 30, 2003, revenues from Medicare and Medicaid were 20% and 6% respectively. In fiscal 2002, revenues from Medicare and Medicaid were 21% and 1%, respectively.

     Fixed assets and depreciation – The Company’s policy is to record the fixed asset at cost and depreciate or amortize fixed assets over the estimated useful lives of the assets (3-15 years) by use of the straight-line method.

     Reclassifications – Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year’s classifications.

     Other Intangible Assets – The intangible asset at September 30, 2003 consists of a covenant not to compete agreement, with a gross carrying amount of $100,000, which is being amortized over the 5-year term of the agreement. At September 30, 2003, the intangible asset is recorded net of $20,000 of accumulated amortization. Amortization expense will be $20,000 in each of the next four years.

     Property and equipment – Property and equipment are recorded at cost and depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets as set forth in the table below.

Computer equipment	3 to 5 years
Delivery vehicles	2 to 5 years
Office equipment and furniture and fixtures	3 to 5 years
Rental equipment	3 to 5 years
Leasehold improvements	the shorter of economic life or lease term

     Fair Value of financial instruments – The Company’s financial instruments consist of cash, accounts receivable, accounts payable and loans and notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments and that due to their primarily short term nature, their fair values approximate their carrying values, unless otherwise noted.

     Advertising expense – advertising expenses are expensed when incurred.

     Impairment of long-lived assets – The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

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

     As disclosed in the March 31, 2004 Form 10Qsb, it was managements’ policy for interim accounting purposes, to calculate and adjust its inventory pursuant to a review of its historical gross profit percentages. At the Company’s fiscal year end the Company performs a physical inventory and values its inventory at the lower of cost or market (first-in, first-out method), which consisted primarily of disposables, supplies and equipment used in conjunction with patient service.

     Based on the physical count of the inventory on hand, the closing of a location and the non-saleable items noted management determined that it would be necessary for the Company to reserve for $200,000 of its inventory as of March 31, 2004.

	Previously		Previously
	Issued	Three Months	Issued
	Three months	Ended	Six months	Six months
	Ended	March 31,	Ended	Ended
	March 31,	2004	March 31,	March 31, 2004
	2004	(Adjusted	2004	(Adjusted
	(Unaudited)	Unaudited)	(Unaudited)	Audited)
Inventory	$262,000	$62,000	$262,000	$62,000
Stockholders’ Deficit	(1,354,000)	(1,554,000)	(1,354,000)	(1,554,000)
Gross Profit	$461,000	261,000	1,368,000	1,168,000
Net Loss	(2,771,000)	(2,971,000)	(3,077,000)	(3,279,000)
Basic and Diluted Earnings (loss) Per Share	($0.11)	($0.12)	($0.13)	($0.13)

STOCK BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “ Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS No. 123, the Company continues to apply the Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As required under SFAS 148, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	For the	For the	For the
	Period Ended	Year Ended	Period Ended
	March 31,	September 30,	September 30,
	2004	2003	2002
Net loss as reported	$(3,279,000)	$(4,012,000)	$(107,000)
Stock based employee compensation expense Under the intrinsic value method	—	228,000	—
Less: Total stock-based employee compensation expense determined under the fair value method,	(9,000)	(441,000)	—

Pro Forma net loss	$(3,288,000)	$(4,225,000)	(107,000)

Net loss per share:
Basic and diluted loss per share as reported	$(0.13)	$(0.17)	$(0.00)
Pro Forma basic and diluted loss per share	$(0.13)	$(0.17)	$(0.00)

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

     Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes"(“FAS 109”). It requires an asset and liability approach for financial accounting and reporting for income taxes.

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

For The
Year Ended
September 30,
2002
(unaudited)
Management and Billing fees	96,000

68,000

LOSS BEFORE PRO FORMA CREDIT FOR INCOME TAXES	$(68,000)

PRO FORMA CREDIT FOR INCOME TAXES	(27,000)

PRO FORMA NET LOSS	(41,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,102,000

     Intangible assets — In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The adoption of SFAS No. 141 and SFAS No. 142, did not have a material effect on the Company’s consolidated financial position or results of operations for the nine months ended September 30, 2002. For the period ended March 31, 2004 and for the year ended September 30, 2003, pursuant to SFAS No. 142 the Company has recorded a charge of $1,857,000 and $1,500,000 respectively for the impairment of goodwill. (See Note 12)

     Recent pronouncements — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No.146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FASB 146 did not have a material impact on the Company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designed after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15,2003, should continue to be applied in accordance with respective effective date. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30,2003. The adoption of SFAS No.149 did not have a material impact on the Company’s consolidated financial statements.

     In November 2002,the FASB issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a company, at the time it issues a guarantee to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of the recognition requirements of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No.46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after

January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after September 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS No. 150”). SFAS No.150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No 150 did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2004 consist of the following:

			Book Value
		Accumulated	March 31,
	Cost	Depreciation	2004
Delivery Vehicle	$63,000	$30,000	$33,000
Furniture & Fixtures	121,000	41,000	80,000
Leasehold Improvement	142,000	43,000	99,000
Office Equipment	49,000	22,000	27,000
Rental Equipment	486,000	121,000	365,000

	$861,000	$257,000	$604,000

     Property and equipment at September 30, 2003 consist of the following:

			Book Value
			September
		Accumulated	30,
	Cost	Depreciation	2003
Delivery Vehicle	$49,000	$21,000	$28,000
Furniture & Fixtures	121,000	29,000	92,000
Leasehold Improvement	142,000	29,000	113,000
Office Equipment	49,000	17,000	32,000
Rental Equipment	432,000	67,000	365,000

	$793,000	$163,000	$630,000

     Depreciation expense for the periods ended March 31, 2004, the year ended September 30, 2003, the period ended September 30, 2002 were $96,000, $141,000 and $12,000 respectively.

NOTE 5 – ISSUANCE OF SECURITIES

     During the year ended September 30, 2003, the Company and certain holders of notes payable - asset acquisitions, notes payable - other and note payable - officer agreed to amend the respective maturity dates of their notes whereby they became long term obligations.

     During October and December 2002, the Company sold a total of $666,000 of convertible promissory notes (the “Notes”) pursuant to a private placement (the “Private Placement”). The Notes which beared interest at the rate of eight percent (8%) per annum were due on February 28, 2003 and were convertible into common stock at the rate of one share for every $1.00 of Notes at the Company’s discretion. In November 2002 and February 2003, the Company elected to convert the total proceeds of $666,000 Notes into 666,000 shares of common stock. An additional 2,168 shares were issued as payment of accrued interest. As a result of the conversion price of $1.00 being less than the fair market value of $2.50 per shares on the dates the notes were purchased, there was a beneficial conversion feature of $995,000. Such amount, however, is limited to the total investment made and therefore the Company recorded a non-cash debt discount and beneficial conversion feature charge of $666,000 during the year ended September 30, 2003.

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

NOTE 6 – NOTE PAYABLE

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

NOTE 7 – LONG TERM DEBT

		September
	March 31	30,
	2004	2003
Notes payable, issued between July 2002 and February 2003 pursuant to working capital loans provided by three unrelated parties bearing interest ranging from 5% to 12% per annum and dates of maturity through April 2004.

The notes were paid in full in April 2004 and May 2004. Balance is reported net of discount of $2,000 and $26,000 at March 31, 2004 and September 30, 2003, respectively. (See Note 11)	$223,000	$612,000

Note payable issued in September 2002 pursuant to the All Care Asset Acquisition Agreement, unsecured, originally due September 30, 2003, modified on April 16, 2003, bearing interest at 7% per annum and payable August 15, 2005. This debt was re-negotiated and paid in full during May 2004.	$233,000	$233,000

Notes payable issued in during February 2004 for the purchase of a delivery vehicle payable in monthly installments of $665 and $558 including interest at 7.3% and 6.9% per annum maturing in March 2007 and April 2005 and secured by the delivery vehicle.	$23,000	$11,000

	$479,000	$856,000

		September
	March 31	30,
	2004	2003
Less: Current portion	(464,000)	$(619,000)

Long term debt, net of current maturities	$15,000	$237,000

NOTE 8 – Officer Note Payable

	March 31,	September 30,
	2004	2003
Notes payable, officer, issued from January 2003 through December 2003 pursuant to working capital loans from the President of the Company bearing interest at 8% per annum and due at dates from May 2004 through October 2005. Of this amount, $150,000 was converted into equity in May 13, 2004, at $0.25 per share. (See Note 5)	$704,000	$427,000

Note 9 – Acquisitions

     On August 8, 2002, Classic Healthcare Solutions, Inc. (“Classic”), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Homecare Alliance, Inc. (“Alliance”) for a purchase price of $250,000 of which $100,000 was in cash and $150,000 was payable through the issuance of Notes. On September 13, 2002, through another wholly owned subsidiary, the Company acquired substantially all of the assets of All Care Medical Products, Inc. (“All Care”) for a purchase price of $4,025,000 consisting of $200,000 in cash, $325,000 in notes, and 1,750,000 shares of the Company’s common stock valued at $2.00 per share. The primary purpose of these acquisitions was to expand the Company’s product lines and market area as well as to consolidate the overhead expenses and to increase revenues. Goodwill of $3,357,000 arose in the All Care transaction, which is not deductible for tax purposes.

     The revenues and costs of these two operations have been included with those of the Company since their respective dates of acquisition. The allocation of the purchase prices, including certain acquisition costs of $25,000 and $130,000 respectively, was as follows:

	Alliance	All Care
Cash	$—	$78,000
Accounts receivable	—	557,000
Inventory	168,000	433,000
Fixed assets	107,000	206,000
Security deposits	—	14,000
Goodwill	—	3,357,000
Accounts payable	—	(230,000)
Loan payable to stockholder	—	(15,000)
Accrued liabilities	—	(245,000)

	$275,000	$4,155,000

     On September 26, 2002, New York Medical, Inc., (a Nevada corporation) (“NYMI”) and Critical Home Care, Incorporated (“Critical”) consummated an acquisition whereby NYMI cancelled 8,975,000 of its 14,700,000 common shares then outstanding and issued (a) 16,250,000 new shares of restricted common stock to the stock holders of Critical in exchange for all of the issued and outstanding shares of Critical and, (b) 1,750,000 new shares of restricted common stock to consummate the All Care Asset Purchase, as described above. This transaction resulted in a change in control of NYMI and a total of 23,725,000 outstanding shares of common stock. In addition,

NYMI changed its name to Critical Home Care, Inc. The sole operating subsidiary of Critical prior to the acquisitions described above was Classic which had been acquired by Critical on July 12, 2002.

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

     Components of the provision (benefit) for income taxes are as follows:

	2004	2003
Current
Federal	$-0-	$-0-
State and local	-0-	-0-

Deferred
Federal	$-0-	$-0-
State and local	-0-	-0-

Total	$-0-	$-0-

	2004	2003
Income tax provision at 34%	(34.0%)	(34.0%)
State and local income taxes net of federal benefit	(6.0%)	(6.0%)
Non deductible goodwill impairment	23.2%	14.9%
Non deductible amortization of beneficial conversion feature	0.0%	5.7%
Net operating losses not utilized	16.8%	19.4%

	0.0%	0.0. %

     As of March 31, 2004, the Company has net operating loss carryforwards of approximately $2,754,000 that will be available to offset future taxable income through the dates shown below:

March 31,
2022	$220,000
2023	1,191,000
2024	1,343,000

$2,754,000

     Significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	March 31, 2004	September 30, 2003
Allowance for doubtful accounts	$327,000	$331,000
Non-deductible expenses	—	121,000
Net operating loss	1,102,000	564,000
Other	—	(10,000)

Total	$1,429,000	$1,006,000
Valuation allowance	(1,429,000)	(1,006,000)

Net deferred taxes	$-0-	$-0-

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

The following table illustrates the Company’s issuance of stock options and outstanding stock option balances since the Company adopted the Plan:

	March 31, 2004		September 30, 2003		September 30, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	1,013,100	$0.68	325,000	$1.23	—	—
Granted	15,000	0.25	706,400	0.43	325,000	$1.23
Exercised	—	—	—	—	—	—
Forfeited	(62,100)	0.25	(18,300)	0.25	—	—

	966,000	$0.66	1,013,100	$.68	325,000	$1.23

As of September 31, 2003, 725,953 options were exercisable.

Additional information pertaining to outstanding options at March 31, 2004:

Exercise		Remaining	Average		Average
Price	Outstanding	Life	Exercise	Exercisable	Exercise
Range	Options	(Years)	Price	Options	Price
$ 1.50	150,000	3.49	$1.50	150,000	$1.50
$ .23	100,000	4.49	$.23	100,000	$.23
$ 1.00	175,000	3.49	$1.00	175,000	$1.00
$ .25	103,500	4.08	$.25	38,400	$0.25
$ .17	250,000	4.00	$.17	133,333	$0.17
$ 1.00	187,500	3.67	$1.00	187,500	$1.00

	966,000		$.66	784,233	$0.66

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

     As of March 31, 2004 the Company had contractual obligations in the form of non-cancelable operating leases and employment agreements as follows:

		Payments due by March 31,
	Total	2005	2006	2007	2008	2009
Operating Leases	622,000	166,000	146,000	152,000	89,000	69,000
Employment Agreements	300,000	150,000	150,000	—	—	—

Total	$922,000	$316,000	$296,000	$152,000	$89,000	$69,000

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

     On September 26, 2002, the Company entered into an employment agreement with David S. Bensol, whereby Mr. Bensol agreed to serve as our Chief Executive Officer, President and Chairman of our Board of Directors for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Bensol in advance in writing. The agreement provides Mr. Bensol with annual salary of $150,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Bensol’s compensation also includes options to purchase 100,000 shares of common stock of the Company (see Note 11), which vested quarterly commencing on December 31, 2002 and are exercisable at a $1.00 per share for a five-year period following the date of the grant. Mr. Bensol is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24-month non-competition provision effective from the date of termination of employment. On May 7, 2004 Mr. Bensol entered into a new employment agreement see “Employment Agreements” below.

     On September 26, 2002, the Company entered into an employment agreement with Bradley M. Smith, whereby Mr. Smith agreed to serve as our Executive Vice President, Secretary and Director for a term of three years. The agreement shall be automatically extended for successive one year periods unless we notify Mr. Smith in advance in writing. The agreement provides Mr. Smith with an annual salary of $125,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Smith’s compensation also includes options to purchase 75,000 shares of common stock (see Note 11) of the Company, which vested quarterly commencing on December 31, 2002 and are exercisable at a $1.00 per share for a five-year period following the date of the grant. Mr. Smith is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. The agreement includes a 24-month non-competition provision effective from the date of termination of employment.

      In connection with the All Care asset purchase, which closed on September 13, 2002, the Company entered into a consulting agreement with Luigi Piccione, the seller of the All Care Assets. Such agreement calls for annual payments of $150,000 and has a term of five years unless terminated earlier for specific reasons stated in the agreement such as fraud, willful misconduct and the like. This agreement was terminated before May 10, 2004.

     On March 10, 2003, the Company entered into an employment agreement with Eric S. Yonenson, whereby Mr. Yonenson agreed to serve as our Chief Financial Officer for a term of three years. The agreement provides that Mr. Yonenson with an annual salary of $115,000, certain performance based increases and an annual bonus as determined by our Board of Directors. Mr. Yonenson’s compensation also includes options to purchase 250,000 shares of common stock of the Company, 50,000 shares vested immediately, the balance vests ratably on a monthly basis for the first 36 months following the date of the grant after the first month anniversary of the agreement. These options are exercisable at a $0.17 per share for a five-year period following the date of the grant. Mr. Yonenson is entitled to participate in any pension, health care and benefit plans that we make available to senior executives. As of September 30, 2003 an additional 33,333 shares have vested.

      In April 2003, the Company entered into an Amended Consulting Agreement with Rockwell Capital Partners, LLC (“Rockwell”), its investment banker. The agreement expires in November 2005, unless terminated earlier pursuant to its terms. The agreement calls for Rockwell to provide consulting services relating to strategic planning, product development and general business and financial matters. The annual fee to be paid to Rockwell is $125,000 through November 2004 and $130,000 thereafter. This agreement was terminated before May 10, 2004.

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

June 10, 2005	By:	/S/ JOHN E. ELLIOTT, II
John E. Elliott, II
Chairman and Chief Executive Officer (Principal Executive Officer)

June 10, 2005	By:	/S/ LAWRENCE R. KUHNERT
Lawrence R. Kuhnert
Vice Chairman of Finance, Treasurer and Chief Operating Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
2.1	Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical Home Care, Incorporated. (1)

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-Laws of the Company. (2.1)

4.1	2002 Employee Stock Incentive Plan. (2.1)

10.1	Employment Agreement, dated as of September 26, 2002, by and between the Company and David S. Bensol. (1)

10.2	Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith. (1)

10.3	Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Incorporated, All Care Medical Products, Inc., and Luigi Piccione. (1)

10.4	Consulting Agreement, dated as of November 15, 2002 by and between the Company and Rockwell Capital Partners, LLC. (2.1)

10.5	Form of Investor Subscription Documents. (2.1)

10.6	Form of Convertible Promissory Note. (2.1)

10.7	Employment Agreement, dated as of March 10, 2003, by and between the Company and Eric Yonenson. (3)

10.8	Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord. (3)

10.9	Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord (4)

14.1	Code of Ethics. (4)

21.1	List of Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

Notes

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2004.

(2.1)	Incorporated by reference to the Company’s transition report on Form 10-KSB for the period ended January 1, 2002 to September 20, 2002.

(3)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the period ended October 1, 2002 to September 30, 2003.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2004.