Form 10-K
period 2005-03-31
ARCADIA RESOURCES, INC
filed 2005-06-30
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from ___to ___.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2004, based on $0.77 per share (the last reported sale price of our Common Stock quoted on the OTC Bulletin Board), was approximately $19,201,783. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

As of June 28, 2005, the Registrant had 93,268,851 shares of Common Stock outstanding, net of shares held in treasury.

Documents incorporated by reference: none.

ii

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We caution you that certain statements contained in this report (including any of our documents incorporated herein by reference), or which are otherwise made by us or on our behalf, are forward-looking statements. Also, documents which we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are not guaranties of future performance. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-K.

     Forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions. Forward-looking statements include words such as “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek,” “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar forward-looking terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements.

     Other parts of, or documents incorporated by reference into, this report may also describe forward-looking information. Forward-looking statements are based on current expectations and projections about future events. Forward-looking statements are subject to risks, uncertainties, and assumptions about our company. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional financing; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to be listed on a national securities exchange or quotation system; (13) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; and (14) other unforeseen events that may impact our business.

     Readers are urged to carefully review and consider the various disclosures made by us in this Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

iii

Part I

Item 1. Description of Business.

ITEM 1. BUSINESS

     Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 104 operating locations in 26 states. Arcadia Services, a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of home care and staffing services currently operating in 22 states through its 85 locations. Arcadia HOME (home oxygen and medical equipment) provides respiratory and durable medical equipment to patients in 8 states through its 18 locations. We also operate a full-service mail-order pharmacy called Arcadia RX based in Kentucky for the benefit of all of our patients.

     At March 31, 2004, the Company was Critical Home Care, Inc. (“CHC”). RKDA, Inc. completed a reverse acquisition with CHC on May 10, 2004 and, being the accounting acquirer, is now the reporting entity for financial statement purposes. We changed our name from “Critical Home Care, Inc.” to “Arcadia Resources, Inc.” on November 16, 2004 to better reflect our identify and businesses as a result of the business combinations.

     From August 2004 to March 31, 2005, we acquired all of the outstanding stock of three businesses, representing 11 locations in 7 states, providing respiratory and durable medical equipment to patients in the home in an effort to expand our product offerings to patients cared for in the home environment. We have acquired businesses representing 12 additional home health care services and products locations since March 31, 2005.

STRATEGY

Brand our name and concept. We intend to brand Arcadia as a provider of a wide array of home care services and products in the markets where we operate as evidenced by our name change to facilitate recognition and future marketing.

Focus on internal growth. We intend to focus on our existing patient base and provide additional products and services to those patients through an initiative to provide a more comprehensive solution to our patients and their caregivers. Arcadia intends to continue working with its locations on marketing programs and education on the best practices to increase the overall penetration within existing markets.

Complete strategic acquisitions. We intend to seek and complete acquisitions that complement our existing operations and/or markets that management deems attractive for expansion based on a variety of business factors.

Improve organizational support. We intend to continue to improve our organization’s effectiveness and performance through increased standardization and support to the operating locations. We will expand our information systems capabilities to obtain better data with which to make decisions, to provide more abilities to our operating locations to enhance their productivity, and to obtain operating efficiencies.

Obtain capital support. We intend to obtain additional capital to enable us to make the planned acquisitions and expansions timely that will allow accomplishment of our objectives and bolster our brand. We expect to reincorporate in Delaware and eventually move the trading of our common stock to a national stock exchange.

PRODUCTS AND SERVICES

Home Care (Skilled and Personal Care) and Staffing (Medical and Non-Medical)

     Arcadia Services, Inc. is a national provider of staffing and home care services operating in 22 states through 85 locations. Arcadia Services’ home care staffing includes personal care aides, home care aides, homemakers and companions. We also offers physical therapists, occupational therapists, speech pathologists and medical social workers. Arcadia Services’ medical staffing includes registered nurses, licensed practical nurses, certified nursing assistants, respiratory therapists, technicians and medical assistants. Its non-medical staffing includes light industrial, clerical and technical personnel and represents only 14% of our revenue.

Respiratory and Durable Medical Equipment and Related Products

     We operate durable medical equipment businesses providing oxygen and other respiratory therapy services and home medical equipment in 8 states through 18 locations. In addition, we sell and rent surgical supplies and orthotic and prosthetic products, principally through our retail outlets in the New York metropolitan area. Clients and patients for these businesses are primarily individuals residing at home. The Company’s equipment and supplies for these businesses are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO’s, PPO’s and private pay.

Mail Order Pharmacy and Related Products

     Arcadia Rx is a full-service mail-order pharmacy based in Kentucky. Arcadia Rx offers a full-line of services and products including the dispensing of pills and other medications including multi-dose strip medication packages, respiratory supplies and medications, diabetic care management, drug interaction monitoring, and special assisted living medication packaging. Arcadia Rx ships medications and supplies directory to the customer’s residence. Arcadia Rx submits billing claims on the patient’s behalf to Medicare, some state Medicaid programs, and most private insurances. Multi-dose strip medication is packaged to facilitate patient compliance with physician’s orders and to improve accuracy for patients and their caregivers, leading to a greater efficacy of the prescribed drug therapy.

Retail Distribution

     On March 17, 2005, Arcadia Health Care Solutions, Inc., a subsidiary of Arcadia Resources, Inc., and Sears, Roebuck and Co. executed a multi-year licensing agreement under which Arcadia Health Care Solutions will sell merchandise and services within selected Sears stores in designated territories. Arcadia Health Care Solutions will operate this business under the name “Sears Home Healthcare.” The license agreement commenced in May 2005. Initial product and service offerings will include ambulatory and mobility products, respiratory products, daily living aids and bathroom safety products, and bathroom and home modifications.

ORGANIZATION

OPERATIONS
Arcadia’s 104 operating locations are divided into regions. Seasoned managers oversee the operations in their regions and evaluate each location individually for performance and profitability. Each location manager is responsible for the sales and delivery of services to the local market. Strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and to ensure accountability at the location level.

MANAGEMENT
We have a decentralized management approach which we believe allows the local management to more effectively deal with the challenges and opportunities presented by their local marketplace. The delivery of health care services and products is conceptually the same but can be significantly different between markets due to a variety of local factors such as the availability and quality of services at hospitals and other facilities. These differences often create opportunities that only a local manager would be able to discern and capitalize on in a timely manner.

SALES AND MARKETING
Arcadia’s referral sources recognize our reputation for providing high-quality services through our employee base. The sales function is carried out by our full-time sales representatives at each location with assistance and guidance from a regional manager. Our principal referral sources are physicians, case managers, medical social workers and hospital discharge planners and existing patients or their caregivers. No single referral source accounts for more than one percent of our revenues. Arcadia has more than 6,000 patients and the loss of any particular referral source would not significantly impact our business.

INFORMATION SYSTEMS
Arcadia Services has developed a proprietary management information system for the home care and staffing services portion of our business that we believe is one of our competitive advantages in obtaining and retaining customers. The system allows a flexibility and customization in billing our services that is attractive to our customers and provides management with the necessary information to timely measure its performance. A new accounts receivable system purchased from a highly-regarded software company for the pharmacy, respiratory and medical equipment claims was recently put in place to standardize the billing and reporting for those claims. All information is aggregated at the location level and locations’ performance and profitability are managed individually.

ACCOUNTS RECEIVABLE MANAGEMENT
We perform the accounts receivable management at two national billing centers, one for home care and staffing services claims and one for pharmacy, respiratory and medical equipment claims, staffed with experienced reimbursement personnel, supported by strong information systems. Third-party reimbursement is a detailed and complicated process that involves knowledge of and compliance with regulatory and billing processing issues. Success in billing and collections is vital to our business plan, which drives our continued focus on investment in improving these capabilities.

COMPLIANCE
Arcadia has a dedicated credentialing and compliance group that manages our licensure, contracting and related processes to ensure compliance with regulatory matters. Compliance with billing related matters is performed continually by the billing center personnel, managed by seasoned personnel in their respective areas of expertise including quality control.

ACCREDITATION AND EDUCATION
The Company’s locations are not accredited by independent accreditation agencies. We continuously consider the need for obtaining accreditation, primarily to be eligible for those contractual awards that require such credentials. We continue to standardize our operations to facilitate future accreditation. We offer computer-based continuing professional education to our health care professionals to recruit and retain employees and to ensure their ease in obtaining the required education for the maintenance of their respective licenses.

COMPETITION AND MARKET CONDITIONS
Competition for the medical staffing, non-medical staffing and home care industries is based upon the quality of the employee, the availability of the employee, the cost of the employee and the geography. Staffing and home care industries include national, international, regional and local firms that compete with each other to attract employees and to obtain and maintain customers. A local presence is essential to establish the name/brand recognition as a provider of qualified staff and home care aides that must meet specific job requirements, while suppliers of longer term employees must have the reputation and reach to meet the needs of customers across the country.

The segment of the health care market in which our respiratory and durable medical equipment and related businesses operate is fragmented and highly competitive. There are a limited number of national providers and numerous regional and local providers operating in each of our product and service line markets.

According to an industry report, consolidation activity in the home care industry has increased and is expected to continue to increase due to both the projected increased demand for skilled employees and the projected staffing shortage, especially in nursing, as well as to obtain the necessary infrastructure to comply with new health care regulations.

SUPPLIERS
We purchase equipment and supplies from various vendors and manufacturers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.

GOVERNMENT REGULATION
Our health care related businesses (e.g., durable medical equipment, pharmacy, oxygen, home health care, orthotics and prosthetics, etc.) are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs. The federal government and all states in which we currently operate and intend to operate regulate various aspects of our health care related businesses. In particular, our operating branches are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. Our locations also will be subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health care activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy and nursing and in the future, pharmacy.

As a health care supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by our company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Health care is an area of rapid regulatory change. Changes in law and regulations, as well as new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies, each of which could have a material adverse impact on our company.

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

EMPLOYEES
As of March 31, 2005, we had over 8,500 employees, the majority of which were part-time temporary field employees. We have no unionized employees, and do not have any collective bargaining agreements. We believe our relationship with our employees is good.

ENVIRONMENTAL MATTERS
We believe that we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We believe that our Company will not be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect its capital expenditures, earnings or competitive position.

AVAILABLE INFORMATION

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at:

Public Reference Section
Securities and Exchange Commission
Room 1200
450 Fifth Street, N.W. Washington, D.C. 20549
Attention: Secretary

Please call the SEC at (800) SEC-0330 for further information on the operating rules and procedures for the public reference room. Our SEC filings are available to the public at no cost over the Internet at www.ArcadiaResourcesInc.com. Amendments to these filings will be posted to our website as soon as reasonably practicable after filing with the SEC.

RISK FACTORS

Arcadia has identified the following important factors that could cause actual results to differ materially from those projected in any forward-looking statements the Company may make from time to time:

We recently became a public company and have a limited operating history as a public company upon which you can base an investment decision.

The shares of our Common Stock have been quoted on the OTC Bulletin Board since August 2, 2002. We accomplished a reverse acquisition with Arcadia Services and Arcadia Rx on May 10, 2004. We have a limited operating history as a public company upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

To finance RKDA’s acquisition of Arcadia Services and our subsequent acquisitions, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business, as well as your investment in our Company.

We incurred substantial debt to finance RKDA’s acquisition of Arcadia Services and our Post-merger Acquisitions. As of March 31, 2005, the current portion of our interest-bearing debt totals approximately $7.9 million, while the long-term portion of our debt totals approximately $15.0 million, for a total of approximately $22.9 million. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•	Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•	Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

•	We are subject to the risks that interest rates and our interest expense will increase.

•	Our ability to plan for, or react to, changes in our business is more limited.

Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify. In order to repay our debt obligations timely and as discussed below, we must maintain adequate cash flow from operations or raise additional capital from equity investment. Cash which we must use to repay these obligations will reduce cash available for purposes, such as payment of operating expenses, investment in new products and services offered by the Company, self-financing of acquisitions to grow the Company’s business, or distribution to our shareholders as a return on investment.

Due to our significant debt level, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital or acquisitions.

We may require additional credit for working capital and acquisition purposes. On May 7, 2004, Arcadia and three wholly-owned subsidiaries entered into a credit agreement with Comerica Bank which provides the borrowers with a revolving credit facility with a credit commitment amount of up to $12 million through May 7, 2006. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2 million, plus an overformula advance of $1 million payable within one year in 12 monthly installments. Subsequently, additional funds were drawn on the overformula advance. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million, and on November 23, 2004 it was increased to $16 million. On November 23, 2004, the credit agreement was amended to provide that the overformula balance is $1.2 million and that overformula advance is payable at the rate of $100,000 per month for 12 consecutive months, which began in January 2005. On May 3, 2005, Comerica removed a loan covenant requiring Messrs. Elliott and Kuhnert to own 25% of the common stock of the Company, however, Comerica still requires their personal guarantees on the revolving credit facility.

The revolving credit commitment amount on the original Comerica Bank credit facility has been increased twice since May 7, 2004 and we have secured a new revolving credit commitment for Trinity Healthcare. Since that date, we have completed six business acquisitions, in addition to the RKDA reverse merger. In the future, the Company may need to seek an increase in the amount the Company is permitted to draw on the revolving credit facility to finance working capital or staffing business acquisitions. Management cannot presently quantify the likelihood of this occurring. Factors that have bearing on whether we may require additional credit include our ability to assimilate our acquired businesses by reducing operating costs through economies of scale, our ability to increase revenues through internal growth based on our existing cost structure, and our ability to generate cash from operations sufficient to service our debt level and operating costs.

On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory.

As of March 31, 2005, the total outstanding amount drawn on the Company’s credit facilities was approximately $22.9 million, of which approximately $15.0 million is classified as long-term debt. Under the advance formula in effect as of this date and based on the amount of the Company’s eligible accounts receivable, the Company is eligible to draw a total of approximately $24.4 million on its credit facilities, less repayment of the overformula amount.

There is always the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facility or to lend additional funds for working capital or acquisition purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.

The terms of our Credit Agreements with Comerica Bank subject us to the risk of foreclosure on certain property.

RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services and its subsidiaries granted the bank security interests in all of their assets. The credit agreement provides that the debt will mature on May 7, 2006. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services and on all of the assets of Arcadia Services and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.

Our wholly-owned subsidiary, SSAC, LLC, the sole-shareholder of Trinity Healthcare, granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Trinity Healthcare. Trinity Healthcare granted the bank a security interest in all of its assets. The master revolving demand note provides that the debt will mature and is payable upon the demand of Comerica Bank. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of and on all of the assets of Trinity Healthcare. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.

In order to repay our short term debt obligations, as well as to pursue our strategy of growth through acquisitions, we intend to obtain equity financing, which could result in dilution to our stockholders.

During calendar years 2005 and 2006, the Company presently intends to raise a minimum of up to $20 million, preferably from the equity markets, to retire short term debt and to finance acquisitions and expansion. In the short term, the Company anticipates raising a minimum of approximately $8 million in equity to satisfy short term debt obligations, with additional funds to be raised from the equity or debt markets to fund selected acquisitions. Further, because of our potential capital requirements needed to pursue our business plan of growth through acquisition, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our Common Stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our stockholders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our Common Stock.

To the extent we do not successfully raise funds from the equity markets to satisfy short term debt obligations or to finance new acquisitions, we would need to seek debt financing or modify or abandon our growth strategy or product and service offerings.

To the extent that we do not successfully raise funds from the equity markets to satisfy short term debt obligations or to finance new acquisitions, we will need to seek debt financing. In this event, we may need to modify or abandon our strategy to grow through acquisition or may need to eliminate certain product or service offerings, because debt financing is generally at a higher cost than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our Common Stock and your investment in our Company. Given the Company’s net proceeds from financing activities during the year ended March 31, 2005, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not presently anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will in fact successfully raise such funds from equity.

Due to the Voting Agreement, the Company’s principal officers may significantly influence the Board of Directors to retain their offices and senior management positions and for the Company to pursue their business strategies, notwithstanding the Company’s financial performance.

The Voting Agreement assures Messrs. Elliott and Kuhnert that during its term, a majority of our Board of Directors will consist of individuals nominated and elected by them. This assures Messrs. Elliott and Kuhnert that a majority of the Board will consist of directors who likely share their strategic vision for the Company, and who are likely supportive of the business strategies they propose, as well as their management of the Company. This gives them significant influence over the selection and the removal of the Company’s officers and senior management by the Board, including the management positions they each hold. They could influence a majority of the Board to retain their offices and senior management positions with the Company or to renegotiate their terms of employment and compensation, notwithstanding the Company’s financial performance. Absent the Voting Agreement, they may not have the ability to exert such influence, because although they are collectively the owners of 21,300,000 of the Company’s outstanding Common Stock and have 1,000,000 Class A Warrants to purchase 1,000,000 shares of the Company’s Common Stock at $0.50 per share within seven years, they collectively own less than a majority of the outstanding stock. They may also exert significant influence over a majority of the Board relative to the submission of issues to the Company’s shareholders at annual and special meetings other than for the election of directors, such as the amendment of the Company’s Articles of Incorporation, the approval of a merger or consolidation of the Company with another company, and the approval of the sale of all or substantially all of the assets of the Company.

Because the Company is dependent on key management and advisors, the loss of the services or advice of any of these persons could have a material adverse effect on our business and prospects.

The success of the Company is dependent on its ability to attract and retain qualified and experienced management and personnel. The Company anticipates the continued receipt of the services of John E. Elliott, II, the Company’s Chairman and Chief Executive Officer, Larry Kuhnert, the Company’s Vice Chairman of Finance, Treasurer, President and Chief Operating Officer, Rebecca R. Irish, the Company’s Chief Financial Officer and Secretary, and Cathy Sparling, Arcadia Service’s Chief Operating Officer. The loss of the services or advice of any of these persons could have a material adverse effect on the business and prospects of the Company. We do not presently maintain key person life insurance for any of our personnel. There can be no assurance that the Company will be able to attract and retain key personnel in the future, and the Company’s inability to do so could have a material adverse effect on us.

A decline in the rate of growth of the staffing and home care industries, or negative growth, could adversely affect us by reducing sales, thereby resulting in less cash being available for the payment of operating expenses, debt obligations and to pursue our strategic plans.

The staffing industry, including both medical and non-medical staffing, is a large and growing market. Industry publications project estimated staffing industry revenues of approximately $102 billion in 2004 and nearly $111 billion in 2005, which are estimated annual growth rates of 7.7% from 2003 to 2004 and 8.8% from 2004 to 2005.1 The growth in medical staffing is being driven by the shrinkage in the number of health care professionals at the same time as the demand for their services is increasing. Health care providers are increasingly using temporary staffing to manage fluctuations in demand for their services. Growth in non-medical staffing is driven by companies seeking to control personnel costs by increasingly using temporary employees to meet fluctuating personnel needs.

Our business strategy is premised on the continued and consistent growth of the staffing and home care industries. A decline in the rate of growth of the staffing and home care industries, or negative growth, could adversely affect us by reducing sales, resulting in lower cash collections. Even if we were to pursue cost reductions in this event, there is a risk that less cash would be available to us to pay operating expenses, in which case we may have to contract our existing businesses by abandoning selected product or service offerings or geographic markets served, as well as to modify or abandon our present business strategy. We could have less cash available to pay our short and long-term debt obligations as they become due, in which event we could default on our obligations. Even if none of these events occurred following a negative change in the growth of the staffing and home care industries, the market for our shares of Common Stock could react negatively to a decline in growth or negative growth of these industries, potentially resulting in the diminished value of our Company’s Common Stock and your investment in the Company.

Sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance.

We have a number of contractual arrangements with governmental programs and private insurers, although no individual arrangement accounted for more than 10% of our net revenues for the fiscal year ended March 31, 2005, 2004 or 2003. Nevertheless, sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance. Certain of our competitors may have or may obtain significantly greater financial and marketing resources than us. In addition, relatively few barriers to entry exist in local health care markets. As a result, we would encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our durable medical equipment, mail order pharmacy and related businesses.

[1]	Staffing Industry Report, Vol. XV, No. 14 (July 30, 2004)

In the U.S., health care providers and consumers who purchase durable medical equipment, prescription drug products and related products generally rely on third party payers to reimburse all or part of the cost of the health care product. Such third party payers include Medicare, Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new and existing products and services. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop.

We could be subject to severe fines and possible exclusion from participation in federal and state health care programs if we fail to comply with the laws and regulations applicable to our business or if those laws and regulations change.

Certain of the health care-related products and services offered by the Company are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between our Company and physicians and other referral sources are subject to governmental regulation. Government officials and the public will continue to debate health care reform and regulation. Changes in health care law, new interpretations of existing laws, or changes in payment methodology may have a material impact on our business and results of operations.

The markets in which the Company operates are highly competitive and the Company may be unable to compete successfully against competitors with greater resources.

The Company competes in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could harm our net revenue and results of operations.

Many of the Company’s competitors and potential competitors relative to the Company’s products and services in the areas of surgical supplies, orthotic and prosthetic products, durable medical equipment, and oxygen and respiratory services, have more capital, substantial marketing, and technical resources and expertise in specialized financial services than does the Company. These competitors include: on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMOs or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than the Company to emerging market changes or changes in customer needs.

We may not be able to successfully integrate acquired businesses, which could result in our failure to increase revenues or to avoid duplication of costs among acquired businesses, thereby adversely affecting our financial results and profitability.

The successful integration of an acquired business is dependent on various factors including the size of the acquired business, the assets and liabilities of the acquired business, the complexity of system conversions, the scheduling of multiple acquisitions in a given geographic area and management’s execution of the integration plan. Our business plan is premised on increasing our revenues by leveraging the strengths of our staffing and home care network to cross sell our other products and services. Our business plan is also premised on avoiding duplication of cost among our existing and acquired businesses where possible. If we fail to successfully integrate in these key areas, our Company’s financial results and profitability will be adversely affected, due to the failure to capitalize on the economies of scale presented by spreading our cost structure over a wider revenue base.

The failure to implement the Company’s business strategy may result in our inability to be profitable and adversely impact your investment in our Company.

We anticipate that the Company will pursue an aggressive growth strategy, which will depend, in large part, upon our ability to develop and expand the Company’s businesses. We anticipate pursuing growth by various means, including the acquisition of existing businesses. Acquisitions involve a number of risks, including the diversion of management’s attention, issues related to the assimilation of the operations and personnel of the acquired businesses, and potential adverse effects on operating results, unforeseen liabilities and increased administrative expenses. We believe that the failure to implement an aggressive growth strategy, as well as a failure to successfully integrate acquired businesses, may result in our inability to be profitable, because our business plan is premised on, among other things, capitalizing on the economies of scale presented by spreading our cost structure over a wider revenue base. Our inability to achieve profitability could adversely impact your investment in our Company.

We cannot predict the impact that the registration of the shares may have on the price of the Company’s shares of Common Stock and the value of your investment in our Company.

We cannot predict the effect, if any, that sales of, or the availability for sale of, our Common Stock pursuant to this Registration Statement and prospectus or otherwise will have on the market price of our securities prevailing from time to time. The possibility that substantial amounts of our Common Stock might enter the public market could adversely affect the prevailing market price of our Common Stock and could impair our ability to fund acquisitions or to raise capital in the future through the sales of securities. Sales of substantial amounts of our securities, including shares issued upon the exercise of options or warrants, or the perception that such sales could occur, could adversely effect prevailing market prices for our securities.

Ownership of our stock is concentrated in a small group of stockholders who may exercise substantial control over our actions to the detriment of our other stockholders.

There are five shareholders of the Company after elimination of duplication due to attribution resulting from application of the beneficial ownership provisions of the Securities Exchange Act of 1934, as amended, including John E. Elliott II and Lawrence R. Kuhnert, who are beneficial owners of 5% or more of the Company’s shares of Common Stock outstanding as of May 1, 2005. These shareholders collectively own 62.83% of our shares of Common Stock outstanding as of May 31, 2005.

This concentrated ownership of our Common Stock gives a few stockholders the ability to control our Company and the direction of our business as to matters requiring shareholder approval, such as mergers, certain acquisitions, asset sales and other significant corporation transactions. This concentrated ownership, as well as the Voting Agreement to which some of these shareholders are a party, will prevent other shareholders from influencing the election of directors and other significant corporate decisions, to the extent that these five shareholders vote their shares of Common Stock together.

The price of our Common Stock has been, and will likely continue to be, volatile, which could diminish your ability to recoup your investment, or to earn a return on your investment, in our Company.

The market price of our Common Stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. From August 2, 2002 through the period ended March 31, 2005, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $0.10 during the six months ended March 31, 2003 to a high of $4.20 during the nine months transitional period ended September 30, 2002. During the year ended March 31, 2005, which period includes the May 10, 2004 effective date of the RKDA Merger, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $0.39 to a high of $2.00. On June 28, 2005, the last reported sale price of our Common Stock quoted on the OTC Bulletin Board was $1.96 per share.

Due to the volatility of the price our Common Stock, you may be unable to resell your shares of our Common Stock at or above the price you paid for them, thereby exposing you to the risk that you may not recoup your investment in our Company or earn a return on your investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.

Because our Common Stock is quoted on the OTC Bulletin Board, there may be difficulty in trading and obtaining quotations for our Common Stock, and you should consider our Common Stock to be illiquid.

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol ACDI. The bid and asked prices for our Common Stock have fluctuated significantly. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the company’s securities. This severely limits the liquidity of the Common Stock and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital. You should consider our Common Stock to be illiquid.

Because there is no established market for our Class A Warrants and we do not expect our Class A Warrants to be quoted on the OTC Bulletin Board, there may be difficulty in trading and obtaining quotations for our Class A Warrants and you should consider our Class A Warrants to be illiquid.

There is no established market for our Class A Warrants. The Company’s Class A Warrants are not quoted on the OTC Bulletin Board, nor are they listed on any exchange. We do not expect our Class A Warrants to be quoted on the OTC Bulletin Board, nor are they listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of, our Class A Warrants. You should consider our Class A Warrants to be illiquid.

Your resale of any securities you acquire under this prospectus may be limited and affected by state blue-sky laws, which could adversely affect the price of our securities and your investment in our Company.

Under the securities laws of some states, shares of common stock and warrants can be sold in such states only through registered or licensed brokers or dealers. In addition, in some states, warrants and shares of common stock may not be sold unless these shares have been registered or qualified for sale in the state or an exemption from registration or qualification is available and is complied with. The requirement of a seller to comply with the requirements of state blue sky laws may lead to delay or inability of a holder of our securities to dispose of such securities, thereby causing an adverse effect on the resale price of our securities and your investment in our Company.

Our Common Stock is subject to the SEC’s Penny Stock rules, which may make our shares more difficult to sell.

Because our Common Stock is not traded on a stock exchange or on Nasdaq, and the market price of the Common Stock is less than $5.00 per share, the Common Stock is classified as a “penny stock.” The SEC rules regarding penny stocks may have the effect of reducing trading activity in our Common Stock and making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

•	give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

These rules may make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities and may result in a lower trading volume of our Common Stock and lower trading prices.

The issuance of our preferred stock could materially impact the price of Common Stock and the rights of holders of our Common Stock.

The Company is authorized to issue 5,000,000 shares of serial preferred stock, par value $0.001. Shares of preferred stock may be issued from time to time in one or more series as may be determined by the Company’s Board of Directors. Except as otherwise provided in the Company’s Articles of Incorporation, the Board of Directors has authority to fix by resolution adopted before the issuance of any shares of each particular series of preferred stock, the designation, powers, preferences, and relative participating, optional and other rights, and the qualifications, limitations, and restrictions.

The issuance of our preferred stock could materially impact the price of Common Stock and the rights of holders of our Common Stock, including voting rights. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of our Company, despite such change of control being in the best interest of the holders of our shares of Common Stock. The existence of authorized but unissued preferred stock may enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

The exercise of common stock warrants may depress our stock price and may result in dilution to our Common Stockholders.

A total of 10.2 million warrants to purchase 10.2 million shares of our Common Stock are issued and outstanding as of June 28, 2005. The market price of our Common Stock is more than exercise price of outstanding warrants, therefore, holders of those securities are likely to exercise their warrants and sell the Common Stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common stockholders will incur dilution. The exercise price of all common stock warrants, including Class A Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the common stock warrants.

We have granted stock options to certain investors, and we grant stock options to our directors and employees as compensation. The exercise of stock options may depress our stock price and result in dilution to our common stockholders.

As of June 28, 2005, options to purchase 9.5 million shares of our Common Stock were issued and outstanding, although only 1.5 million were exercisable with the remaining options subject to conditional requirements. The market price of our Common Stock is more than the exercise price of the outstanding options, therefore, holders of those securities are likely to exercise their options and sell the Common Stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of options may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common stockholders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.

We are dependent on our affiliated agencies and internal sales force to sell our services and products, the loss of which could adversely affect our business.

We largely rely upon our affiliated agencies to sell our staffing and home care services and on our internal sales force to sell our durable medical equipment and pharmacy products. As of June 28, 2005, Arcadia Services has 27 affiliated agencies. Arcadia Services’ affiliated agencies are owner-operated businesses. The office locations maintained by our affiliated agencies are listed on our Company’s website. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which state performance requirements of the affiliated agencies. Our affiliated agencies and internal salesforce operate in particular defined geographic regions. Our employees provide the services to our customers and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents which could cause our operating costs to increase and our sales to fall in the interim.

The lack of a majority of independent directors on our Board of Directors may affect our ability to be listed on a national securities exchange or quotation system.

We are not subject to the listing requirements of any national securities exchange or quotation system. The listing standards of the national securities exchanges and automated quotation systems require that the Board of Directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards, and that the audit committee of the Board of Directors must consist of at least three members, all of whom are independent. Similarly, the compensation and nominating committees of the Board of Directors must consist of independent directors. Currently, only one of our directors, who is also member of our Audit Committee, meets the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards. Further, a majority of our directors are executive officers and thereby do not satisfy these independence standards. There is no guarantee that we will be able to appoint two additional directors who will satisfy these independence requirements. If we are unable to appoint two additional independent directors to our Board, we will be precluded from listing any of our capital stock on a national securities exchange or quotation system. It is our intention that a majority of the Company’s directors will satisfy independence standards by the end of 2005.

Our Board of Directors, which is not fully independent, acts as the compensation committee, which presents the risk that compensation and benefits paid to two of our executive officers who are Board members and significant shareholders may not be commensurate with the Company’s financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our Board of Directors acts as a compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our Board of Directors presently consists of two executive officers of our Company, whom (i.e., Messrs. Elliott and Kuhnert) presently own more than approximately 24% of our outstanding Common Stock and control the election of a majority of the Board of Directors through the Voting Agreement. Although all Board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officers on the Board may influence the entire Board to set their personal compensation and benefits at levels that are not commensurate with the Company’s financial performance.

Several anti-takeover measures under Nevada law could delay or prevent a change of our control, despite such change of control being in the best interest of the holders of our shares of Common Stock.

Several anti-takeover measures under Nevada law could delay or prevent a change of our control, despite such change of control being in the best interest of the holders of our shares of Common Stock. This could make it more difficult or discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise. This could negatively impact the value of your investment in our Company, by discouraging a potential suitor who may otherwise be willing to offer a premium for your shares of the Company’s common stock.

The Nevada Business Corporation Law, N.R.S. §78.378 et seq., governs the acquisition of a controlling interest. This law provides generally that any person or entity that acquires twenty (20%) percent or more of the outstanding voting shares of a Nevada corporation obtains voting rights in the acquired shares as conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of the stockholders. The articles of incorporation or bylaws of a corporation, however, may provide that the these provisions do not apply to the corporation or to an acquisition of a controlling interest. On May 4, 2004, our Board of Directors adopted an amendment to our Bylaws providing that the provisions of Nevada Revised Statutes Sections 78.378 et seq. do not apply to an acquisition of a controlling interest of shares owned, directly or indirectly, whether of record or not, now or at any time in the future, by John E. Elliott, II, Lawrence R. Kuhnert or any of the persons subject to the Voting Agreement. All other persons or entities, however, remain subject to N.R.S. §78.378 et seq., unless our articles of incorporation or bylaws are amended to exempt such persons or entities from these statutory anti-takeover provisions.

The Nevada Business Corporation Law, N.R.S. §78.411 et seq., governs combinations with interested stockholders. These provisions may have an effect of delaying or making it more difficult to effect a change in control of the Company. These provisions preclude an interested stockholder (i.e., the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of a corporation, or an affiliate or association thereof) and a resident, domestic Nevada corporation from entering into a combination (e.g., a merger, sale, lease, exchange, etc.) unless certain conditions are met. The provisions generally preclude a resident, domestic corporation from engaging in any combination with an interested stockholder for three years after the date that the person first became an interested stockholder unless the combination or the transaction by which the person first became an interested stockholder is approved by the board of directors before the person first became an interested stockholder. If approval is not obtained, then after the expiration of the three-year period the business combination may be consummated with the approval of the board of directors or a majority of the voting power held by the disinterested stockholders, or if the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. We are subject to N.R.S. §78.411 et seq. of the Nevada Business Corporat

Item 2. Description of Property.

     We do not own any real estate or improvements. Our corporate offices are in Southfield, Michigan and Naples, Florida. The Company and its subsidiaries presently occupy leased space including the locations listed in the following table:

Street Address	City	State	Zip Code
26777 Central Park Blvd., Ste. 200	Southfield	Michigan	48076
405 5th Avenue South, Ste. 6	Naples	Florida	34102
550 N. Bumby Avenue, Suite 215	Orlando	Florida	32803
762 Summa Avenue	Westbury	New York	11590
1532 Opdyke Road, Ste. 400	Auburn Hills	Michigan	48326
79 Deer Park Avenue	Babylon	New York	11702
2800 Marcus Avenue	Lake Success	New York	11024
7990 Grand River, Suite C	Brighton	Michigan	48114
34869 Mound Road	Sterling Heights	Michigan	48310
414 N. Jackson Street, Complex 8718	Jackson	Michigan	49201
535 N. Clipper, Suite 2	Lansing	Michigan	48912
1787 W. Genessee, Suite A	Lapeer	Michigan	48446
26431 Southfield Rd.	Lathrup Village	Michigan	48076
18320 Middlebelt Road	Livonia	Michigan	48152
18706 Eureka Road	Southgate	Michigan	48195
105 Mall Boulevard, Suite 283W	Monroeville	Pennsylvania	15146
762 Independence Blvd., Suite 798	Virginia Beach	Virginia	23455
3918 West Point Boulevard	Winston Salem	North Carolina	27103
9801 West Kincey Ave., Ste 170	Huntersville	North Carolina	28078
310 E. 41st Street	Savannah	Georgia	31401
200 Technology Court, Ste. 300	Smyrna	Georgia	30082
Habersham County Medical Center, PO Box 37	Demorest	Georgia	30535
3524 Park Plaza Road	Paducah	Kentucky	42001
1810 Decatur Highway, Ste. 124	Fultondale	Alabama	35068
955 E. 58th Ave., Unit O	Denver	Colorado	80216
13850 Treeline Avenue South	Ft. Myers	Florida	33913
3318 Harbor Blvd.	Port Charlotte	Florida	33952
381 Kairns Drive	Crown Point	Indiana	46307
1126 Wall Street	Jacksonville	Illinois	62650
2201 West Townline, Suite F	Peoria	Illinois	61615
61 West Main Street	Rossville	Indiana	46065
868 Hwy. 15 South	Jackson	Kentucky	41339

Item 3. Legal Proceedings.

     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quarter ended March 31, 2005.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of our Common Stock are currently quoted on the OTC Bulletin Board under the symbol “ACDI.” Our Common Stock has had a limited and sporadic trading history. The following table sets forth the quarterly high and low bid prices for our Common Stock on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. In November 2004, the Company changed its trading symbol to “ACDI” in correlation to its name change to Arcadia Resources, Inc.

Period		Bid Price
		High		Low
Fiscal Year End 3/31/2005	Fourth Quarter ended 3/31/05	$2.00		$1.11
	Third Quarter ended 12/31/04	$1.28		$0.64
	Second Quarter ended 9/30/04	$1.08		$0.60
	First Quarter ended 6/30/04	$1.08		$0.39
Transition Period Ended 3/31/2004	Quarter ended 3/31/04	$0.49		$0.16
	Quarter ended 12/31/03	$0.25		$0.11
Fiscal Year Ended 9/30/2003	Fourth Quarter ended 9/30/03	$0.43		$0.15
	Third Quarter ended 6/30/03	$0.45		$0.19
	Second Quarter ended 3/31/03	$2.50		$0.10
	First Quarter ended 12/310/02	$3.40		$2.46
Transition Period Ended 9/30/2002	Quarter ended 9/30/02 (1)	$4.20	*	$2.00	**

(1)	The Company commenced public trading with the ticker symbol “MJVS” on August 2, 2002. During the quarterly period between July 1 and September 30, 2002, the Company changed its ticker symbol twice. On August 29, 2002 the ticker symbol was changed to “NYMD.” On September 30, 2002, the Company’s ticker symbol was changed to “CCLH.” On November 16, 2004, the Company’s ticker symbol change to “ACDI.” Before August 2, 2002, the Company’s Common Stock was not quoted on the OTC Bulletin Board or any listed exchange.

* High bid price from August 29, 2002, when the Company’s ticker symbol was “NYMD.”

** Low bid price from August 14, 2002, when the Company’s ticker symbol was “MJVS.”

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

     There are approximately 310 record holders of our Common Stock as of May 1, 2005. The number of record holders of our Common Stock excludes an estimate of the number of beneficial owners of Common Stock held in street name. The transfer agent and registrar for our Common Stock is National City Bank, 629 Euclid Avenue, Suite 635, Cleveland, Ohio 44114 (216-222-2537).

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

     The information presented in Item 9B pertaining to sales of unregistered equity securities is incorporated herein by this reference.

Item 6. Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated summary financial data is set forth in the table below. Results for the period from April 1, 2004 to May 9, 2004 and the years ended March 31, 2004, 2003, 2002 and 2001 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to March 31, 2005 are those of the Successor entity as described below subsequent to the reverse merger transaction and post-merger acquisitions. We derived the statement of operations data for the year ended March 31, 2001 and the balance sheet data as of March 31, 2001 from unaudited financial statements. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

The “Predecessor” entity is Arcadia Services, Inc. and its subsidiaries. On May 7, 2004, RKDA acquired Arcadia Services, Inc. This acquisition, which preceded the RKDA reverse merger, was accounted for as a purchase transaction. The “Successor” entity is the combined company resulting from the RKDA reverse merger, including “old” Critical Home Care, Inc., RKDA, Arcadia Services and its subsidiaries, Arcadia RX and six other entities purchased subsequent to the reverse merger, referred to collectively herein as the “Post-merger Acquisitions.”. The transactions that constitute the reverse merger along with the Post-merger Acquisition transactions were accounted for as purchase transactions.

(Results shown in thousands)	Successor	Predecessor
	Period from	Period from	Year Ended	Year Ended	Year Ended	Year Ended
	May 10, 2004 to	April 1, 2004 to	March 31,	March 31,	March 31,	March 31,
	March 31, 2005	May 9, 2004	2004	2003	2002	2001

Net Sales	$95,855	$9,487	$78,359	$76,276	$75,848	$73,705
Cost of Sales	67,050	6,906	56,205	53,822	53,134	52,140

Gross Profit	28,805	2,581	22,154	22,454	22,714	21,565
General and Administrative Expenses	32,264	2,102	18,424	18,172	18,824	20,135
Impairment of Goodwill	707	16	—	—	—	—
Depreciation and Amortization	1,458	—	—	—	—	—

Operating Income (Loss)	(5,624)	463	3,730	4,282	3,890	1,430
Other Expenses
Other (Income)	(87)	—	—	—	—	—
Interest Expense (Income), Net	946	—	(2)	(1)	(4)	0
Amortization of Debt Discount	1,228	—	—	—	—	—

Total Other Expenses (Income)	2,087	—	(2)	(1)	(4)	0

Net Income (Loss) Before Income Tax Expense (Benefit)	(7,711)	463	3,732	4,283	3,894	1,430
Income Tax Expense	186	—	—	—	—	—

Net Income (Loss)	$(7,897)	$463	$3,732	$4,283	$3,894	$1,430

Pro Forma Income Tax expense from tax status change		158	1,269	1,456	1,324	486
Pro Forma Income after Income Tax from tax status change		$305	$2,463	$2,827	$2,570	$944
Income (Loss) per Share:
Basic	$(0.11)	$0.49	$3.94	$4.52	$4.11	$1.51
Fully diluted	$(0.11)	$0.49	$3.94	$4.52	$4.11	$1.51
Pro Forma Income (Loss) per Share:
Basic		$0.32	$2.60	$2.98	$2.71	$0.99
Fully diluted		$0.32	$2.60	$2.98	$2.71	$0.99
Weighted average number of shares (in thousands):
Basic	72,456	948	948	948	948	948
Fully diluted	72,456	948	948	948	948	948

	Successor	Predecessor
	March 31,			March 31,
	2005	2004	2003	2002	2001
		(In thousands)			(Unaudited)
Balance Sheet Data:
Total Current Assets	$24,536	$13,612	$12,325	$12,498	$13,855

Working Capital	$10,032	$9,069	$8,874	$8,254	$9,340
Total Assets	$55,593	$17,203	$14,999	$15,094	$16,785
Total Long-Term Debt, including current maturities	$22,825	$430	$2	$113	$225
Total Liabilities	$30,071	$4,973	$3,453	$4,357	$4,740
Total Stockholder’s Equity	$25,522	$12,230	$11,546	$10,737	$12,045

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

     As previously stated, we caution you that statements contained in this report include “forward-looking statements.” Forward-looking statements involve known and unknown risks, assumptions, uncertainties and other factors about our Company, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Forward-looking statements are not guaranties of future performance. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

     Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 104 operating locations in 26 states. Arcadia Services, Inc., a wholly-owned subsidiary, is a national provider of staffing (medical and non-medical) and home care services (skilled and personal care/support) currently operating in 22 states through its 85 locations. We also operate a mail-order pharmacy. We have durable medical equipment businesses operating in 8 states through 18 locations, providing oxygen and other respiratory therapy services and home medical equipment. We also sell surgical supplies and orthotic and prosthetic products, principally through our retail outlets in the New York metropolitan area.

The Company’s assets and net sales increased substantially during the period from May 10, 2004 to March 31, 2005. As of March 31, 2005, we reported total assets of $55.6 million, on a consolidated basis, compared to $17.2 million as of March 31, 2004 reported by Arcadia Services, Inc., the entity treated as the acquirer for accounting purposes in the RKDA merger. See below for more information on the reverse merger accounting treatment of the RKDA merger.

The Company had the following net sales for the following periods within the year ended March 31, 2005:

Period ending:	Net Sales
(in Millions)
May 9, 2004	$9.5
June 30, 2004	13.6
September 30, 2004	25.5
December 31, 2004	28.1
March 31, 2005	28.6

Total for the year ended March 31, 2005	$105.3

The Company incurred a loss of approximately $7.9 million for the period from May 10, 2004 to March 31, 2005, $7.7 million of which were non-cash expenses (or expenses settled with stock) relating to operations, financings and acquisitions. The Company continues to experience downward margin trends on its staffing revenues due to a shortage of related health care workers, increased workers’ compensation premiums and increasingly lower-priced offerings from competitors. The Company continues to invest resources in the development of complementary product offerings to be able to offer our patients a more comprehensive solution to their home health care needs. The finalization of the purchase price allocation along with the evaluation of the value of long-lived assets for impairment resulted in $0.7 million of the above being recorded in the quarter ended March 31, 2005. The release of shares from escrow in January 2005 resulted in $2.7 million in compensation expense recorded in the quarter ended March 31, 2005. The total non-cash items (or items settled with stock) affecting net income included the following:

Non-Cash Expenses
(in Millions)
Amortization of debt finance costs	$1.4
Issuance of shares from escrow	2.7
Amortization of intangibles from acquisitions	0.8
Impairment of goodwill	0.7
Depreciation and amortization of fixed assets	0.4
Provision for bad debts	0.9
Issuance of stock for services and interest payments	0.7
Other	0.1

Total non-cash expense items for the period May 10, 2004 through March 31, 2005	$7.7

Accounting Acquirer and Presentation of Financial Information. The consolidated financial statements of RKDA, Inc. became the historical financial statements of the Company as a result of the reverse merger with CHC. For accounting purposes, RKDA is the accounting acquirer of the Company, based on the application of the criteria specified in Statement of Financial Accounting Standards No. 141. In the consolidated financial statements accompanying this Form 10-K, the Predecessor entity is Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis and the Successor entity is the combined Company resulting from the reverse merger, presented on a consolidated basis.

Growth Strategy. We have pursued a strategy of growth internally and externally through acquisitions. Our internal growth strategy is to capitalize on customer demand for a larger array of integrated home care services by obtaining greater penetration within existing markets and to expand service offerings by cross selling home care patients with personal services, mail order pharmacy and home oxygen and medical equipment products. In addition, we intend to proactively remind customers to reorder and replace their supplies. To this end, we have hired a director of business development to spearhead internal growth development. During the year ended March 31, 2005, sales on a consolidated basis increased by $27.0 million (34%) to $105.3 million over the comparable period ended March 31, 2004. Internal growth of 13.2% contributed $10.3 million of the increase, principally within our staffing business, due to a continued trend in economic recovery and expanded marketing efforts.

Our growth strategy also encompasses expansion of our business by acquisition. There are many small local competitors currently serving the marketplace, each of which has a complete infrastructure in place to support its existing business. We hope to capitalize on the consolidation opportunities that we believe exist within the fragmented home care and staffing industries by becoming a larger provider of comprehensive national staffing and home care services through greater economies of scale. We intend to implement this strategy by smaller companies joining our affiliate network and by acquiring other staffing, home care and durable medical equipment businesses. In line with this strategy, during the period from May 10, 2004 to March 31, 2005, we completed six acquisitions (the “Post-merger Acquisitions”). We acquired the net assets of three staffing and services operations located in Florida, Massachusetts and Michigan and the outstanding stock of three durable medical equipment and respiratory services companies with locations in Illinois, North Carolina, Georgia, Alabama, Colorado and Florida. These acquisitions represent annual revenues of approximately $18 million and annual operating income of $2.4 million on a consolidated basis. The aggregate of the assets and liabilities of the Post-Merger Acquisitions is presented below:

Description of assets and liabilities purchased:	(in thousands)
Current and other assets	$4,215
Fixed assets	954
Goodwill	6,336
Liabilities	(1,837)

Total assets and liabilities purchased post-reverse acquisition	$9,668

On April 29, 2005, the Company, through its Arcadia Health Services of Michigan, Inc. subsidiary, entered into and closed on an agreement by which it purchased the outstanding capital stock of Home Health Professionals, Inc., a Delaware corporation. The acquisition is effective May 1, 2005. Home Health Professionals operates a home health care staffing business headquartered in Battle Creek, Michigan. The purchase price was cash of $2.5 million plus 1,058,201 shares of the Company’s common stock valued at $2 million, plus an earnout formula over the twelve month period following the closing. The Company utilized proceeds from a note payable issued to a third party to pay the cash portion of the purchase price.

In April and May, the Company purchased the net assets of two durable medical equipment operations; one with two locations in Southwest Florida and one with a location in Indiana. In May, the Company purchased the membership interests in a limited liability company in the health care-oriented mail order catalog business. These acquisitions were funded by the issuance of 250,500 shares of the Company’s common stock and by borrowing approximately $1.6 million on the Company’s lines of credit, including $736,000 from a line of credit assumed by the Company in one of the acquisitions.

Cost Reduction Strategy. Another of our strategies is to reduce costs and to benefit from economies of scale. Since May 10, 2004, the Company has implemented substantial cost reductions to our Classic Health Care Solutions business by reducing payroll and closing one location, resulting in savings of approximately $1.5 million annually. The Company continues to evaluate every operating unit in order to reduce costs to increase efficiency. Likewise, our ability to centrally furnish business administrative functions should result in improved financial performance for our acquired businesses through the elimination of unnecessary administrative overhead. Management anticipates that pursuing this cost reduction strategy should improve financial performance and cash flow. The success of our cost reduction strategy depends on how effectively we can consolidate our acquired businesses. The Company also intends to increase productivity through information system enhancements, primarily for billing and payroll applications. The new mix of the Company’s product lines should increase the gross and net profit margins compared to prior years when the Company was not as diversified.

We expect the Company to continue pursuing a strategy that includes growth through acquisition. If acquired businesses are not consolidated successfully, profitability will be negatively impacted. The Company’s principal sources of capital to pursue these acquisitions have been issuance of the Company’s shares of common stock and debt financing which has limited the capital available for internal growth and debt repayment. We expect profitable operations of these new entities to satisfy remaining purchase price obligations but may not be adequate to also service the related debt incurred in the acquisition. Growth in the medical equipment entities is also capital intensive in purchasing equipment for monthly rental to patients. Management anticipates that the sources of funds for the payment of short term debt obligations and capital expenditures will be primarily from the equity market. As of March 31, 2005, the current portion of our interest-bearing debt totals approximately $7.9 million, while the Company’s long-term debt is approximately $15.0 million for a total of $22.9 million. During calendar years 2005 and 2006, the Company presently intends to raise a minimum of up to $20 million, preferably from the equity markets, to retire short term debt and to finance acquisitions. In the short term, the Company anticipates raising approximately $8 million in equity to satisfy short term debt obligations, with additional funds to be raised from the equity or debt markets to fund additional acquisitions. Raising capital through equity investment will result in dilution to our Common Stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Identified below are some of the more significant accounting policies followed by Arcadia in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements.

Principles of Consolidation and Segment Reporting

The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company operates primarily in the home health care segment of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis. The Company recently began expanding into additional product offerings to its patients, which represents 8% of its revenue for the year ended March 31, 2005 and none in the prior years presented, therefore, no segment report is warranted due to immateriality.

Revenue Recognition and Concentration of Credit Risk

Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 24%, 19% and 20% for the years ended March 31, 2005, 2004 and 2003, respectively. No other customers represent more than 10% of the Company’s revenues for the periods presented.

Allowance for Doubtful Accounts

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

Intangible Assets and Impairment of Long-Lived Assets

The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Certain intangible assets have been identified and recorded as more fully described in Note 4. Goodwill is now tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value. The estimates associated with the goodwill impairment test are considered critical due to judgment required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company utilizes two reporting units for this purpose; one encompassing the entities that primarily provide services and the other encompassing the entities that provide products to their respective patient bases. The other purchased intangibles are amortized on a straight-line basis over the estimated useful life. The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected discounted future cash flows.

Income Taxes

Income taxes are accounted for in accordance with the provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized.

Prior to May 10, 2004, Arcadia Services elected to be taxed as a Subchapter S Corporation with the individual stockholders reporting their respective share of income on their tax return. Accordingly, the Company has no deferred tax assets or liabilities recorded in prior periods.

Stock-Based Compensation

The Company accounts for its stock option plan under SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required to be disclosed under SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the Company is to present pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards. There were no option awards that would have had a different effect, therefore, the pro forma information would equal the actual information.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

	Successor	Predecessor
Arcadia Resources, Inc.	Period from	Period From
	May 10, 2004	April 1, 2004	Year
	To	To	Ended
Consolidated Statements of Operations	March 31, 2005	May 9, 2004	March 31, 2004
		(in thousands)
Net Sales	$95,855	$9,487	$78,359
Cost of Sales	67,050	6,906	56,205

Gross Profit	28,805	2,581	22,154

General and Administrative Expenses	32,264	2,102	18,424
Impairment of Goodwill	707	16	—
Depreciation and Amortization	1,458	—	—

Operating Income (Loss)	(5,624)	463	3,730

Other Expenses Other (Income)	(87)	—	—
Interest Expense (Income), Net	946	—	(2)
Amortization of Debt Discount	1,228	—	—

Total Other Expenses	2,087	—	(2)

Net Income (Loss) Before Income Tax Expense (Benefit)	(7,711)	463	3,732
Income Tax Expense	186	—	—

Net Income (Loss)	$(7,897)	$463	$3,732

Results for the period ended March 31, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to March 31, 2005 are those of the combined Company resulting from the RKDA reverse merger, and five other entities purchased subsequent to the reverse merger, beginning with the respective date of each acquisition presented on a consolidated basis (i.e., the Successor entity).

Sales for the period ended March 31, 2005 are split between the Predecessor (April 1, 2004 to May 9, 2004) and Successor (May 10, 2004 to March 31, 2005) companies. The sales from May 10, 2004 to March 31, 2005 were $95.9 million and from April 1, 2004 to May 9, 2004 were $9.5 million. The combined sales for the year ended March 31, 2005 increased by $27.0 million, or 34%, to $105.3 million as compared to $78.4 million for the year ended March 31, 2004. The Company acquired revenues totaling 62% of the increase in sales, while internal growth represented 38% of the increase in sales or a 13.2% internal growth rate on prior year total sales.

Components of increases in sales for the period from April 1, 2004
through March 31, 2005*:	(in millions)
Operations of entities acquired in the reverse acquisition on May 10	$3.4
Two staffing entities acquired between January 1, 2004 and June 30, 2004	4.4
Three staffing operations and one entity acquired between July 1, 2004 and March 31, 2005	4.2
Home respiratory care and DME operations acquired during the period ended March 31, 2005	4.7
Internal growth from existing operations	10.3

Total increase in sales for the year ended March 31, 2005*	$27.0

*	Includes results from the predecessor entity

There were no significant changes in sales prices during the period May 10, 2004 through March 31, 2005 until an approximate 30% pricing reduction on reimbursement from the Medicare program on certain respiratory medications was effective on January 1, 2005, primarily affecting the Company’s Arcadia RX operation and certain acquired home respiratory care operations.

Net sales by quarter:	(in	Increase from prior	Increase from same
	millions)	quarter	quarter prior year
First quarter ended June 30, 2004*	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005**	28.6	1.8%	38.1%

Year ended March 31, 2005	$105.3

*	Includes results from the predecessor entity

**	During the fourth quarter of 2005, the following items were recorded that significantly contributed to the difference in results for the fourth quarter compared to the other quarters shows in 2005: release of escrowed shares for recorded compensation expense of $2.7 million; impairment of goodwill recorded at $707,000 as a result of the annual evaluation of long-lived assets; recording of $782,000 of intangible amortization resulting from completion of purchase price allocation; and, approximately $1.5 million recorded as additional workers’ compensation cost upon receipt of annual review from program underwriter.

Gross profit margin for the period from May 10, 2004 to March 31, 2005 increased to 30% of sales. Gross profit margin for the period from April 1, 2004 to May 9, 2004 was 27% of sales. The combined gross profit margin for the year ended March 31, 2005 was 30% compared with the year ended March 31, 2004 at 28%. The Company’s expansion into home care in May 2004 has and will continue to drive changes to the consolidated gross profit margin of the Company. Staffing revenues for the period ended March 31, 2005 were $88.1 million and yielded a gross margin of 27.1%, while the home care revenues were $7.8 million at a gross margin of 63.6%. Cost of sales for staffing are primarily employee costs, while cost of sales for home care represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The staffing business’ gross margins were negatively affected in the year ended March 31, 2005 than the same period of the prior year due to the business and client mix of institutional customers, increases in workers’ compensation insurance costs and a lower margin service staffing demand in the facilities.

General and administrative expenses for the period from May 10, 2004 to March 31, 2005 were $32.3 million and for the period from April 1, 2004 to May 9, 2004 were $2.1 million. Combined general and administrative expenses totaled $34.4 million for the year ended March 31, 2005 compared to $18.4 million for the year ended March 31, 2004. The 87% increase is due to the changes in the Company’s mix of business, costs related to being a separate publicly-held company rather than a subsidiary of a privately-held company and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. Of the $7.7 million in non-cash expenses incurred by the Company during the period ended March 31, 2005, $4.2 million are included in general and administrative expenses with no corresponding comparable items in the prior year except for bad debt expense of $42,000. The Company incurred expenses of approximately $755,000 in the year ended March 31, 2005 toward building a home care infrastructure and bolstering its existing services infrastructure to accommodate recent and expected acquisitions, most of which is personnel and information systems related. The post-transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the year ended March 31, 2005. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs were $660,000 for the year ended March 31, 2005. Additional costs will be incurred until the registration is completed.

The Company recognized an impairment of goodwill of $707,000 for the period from May 10, 2004 to March 31, 2005 compared to $16,000 for the period from April 1, 2004 to May 9, 2004. The decline in value was quantified primarily related to a business acquired as a byproduct of the reverse acquisition on May 10, 2004. The specific operating subsidiary is in a specific product line which is very dependent on its employees’ expertise and relationships. Many of its employees exited the operation subsequent to the acquisition, resulting in a decline in revenues and profitability and ultimate closure of 1 of the 3 locations acquired. Total net intangible assets were $28.8 million of which $15.7 million was goodwill as of March 31, 2005.

Depreciation and amortization expense was $1.5 million for the year ended March 31, 2005 yet the Company had none in the prior year ended March 31, 2004. The increase consists primarily of depreciation expense of the home care component associated with the fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients and additional information systems technology and equipment benefiting the entire Company. The base of depreciable assets increased from $75,000 at March 31, 2004 to $3.1 million at March 31, 2005. Other intangibles were amortized based on their expected useful lives which resulted in amortization expense of $782,000. Amortizable net intangibles, other than goodwill, were $13 million at March 31, 2005.

Interest expense was $946,000 for the year ended March 31, 2005. There was no interest expense for the year ended March 31, 2004 as the company had no interest-bearing borrowings. Interest expense incurred in the year ended March 31, 2005 included $630,000 to banks and $316,000 to note holders. Total interest-bearing borrowings were $22.9 million at March 31, 2005 at rates ranging from 6.25% to 12% per annum compared to no interest-bearing borrowings at March 31, 2004. The increase in interest expense is a result of borrowings resulting from the acquisitions of the various merged entities as discussed in the Notes to the Consolidated Financial Statements.

Amortization of deferred debt discount was $1.2 million for the year ended March 31, 2005 generated by the attachment of warrants to two notes payable, while there were no such arrangements for the same period in the prior year. The deferred debt discount is the fair value of stock options and warrants granted to certain note holders as explained in Notes to the Consolidated Financial Statements. The deferred debt discount is being amortized over the life of the respective promissory notes.

The Company reported no income tax expense for the period from April 1, 2004 to May 9, 2004 as it was a Subchapter S taxpayer. The Company had income tax expense of $185,000 for the period from May 10, 2004 to March 31, 2005, primarily related to state income tax expenses. The Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $2.7 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes of $4.0 million that expires at various dates through 2025.

Net income was $463,000 for the period from April 1, 2004 to May 9, 2004 combined with a net loss of $7.9 million for the period from May 10, 2004 to March 31, 2005, resulting in a net loss for the year ended March 31, 2005 of $7.4 million. The Company had net income of $3.7 million for the year ended March 31, 2004. The costs responsible for this reduction in net income are: those costs related to being a separate publicly-held entity versus a subsidiary of a privately-held entity, debt discount amortization and related interest expense, public offering registration expenses, infrastructure building and related improvements, higher workers’ compensation costs, costs related to the release of escrowed shares and the impairment of goodwill.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

Arcadia’s revenues (i.e., the Predecessor entity) for the year ended March 31, 2004 were $78.4 million compared with $76.3 million for 2003, an increase of $2.1 million or 2.7%, resulting primarily from the two acquisitions completed at the beginning of the third and fourth quarter of the year. In addition the recovery of the economy in the last quarter increased revenue in light industrial staffing. $1.95 million of the increase in revenue is due to the two acquisitions. In addition, the Company had 0.2% internal growth of $0.15 million. There were no significant changes in the sales price.

Cost of sales approximated $56.2 million for the year ended March 31, 2004 compared with $53.8 million for 2003, an increase of $2.4 million or 4.4%, resulting from the payroll expense related to the increased revenue and the increase in pay rate due to the shortage of nurses and increased competition. Of the $2.4 million increase in cost of sales, $1.6 million is attributable to the two acquisitions and the remaining $0.8 million is attributable to an increase in the cost of field personnel, which reduced the gross margin to 28% in 2004 from 29% in 2003.

As of March 31, 2004, Arcadia Services, Inc. had no cash or cash equivalents as a result of its intercompany cash flow relationship with its former parent company, Addus Healthcare, Inc. The business purpose of this arrangement was to fund Addus HealthCare’s operations. There was no formal written agreement between Arcadia and Addus HealthCare, Inc., a privately-held company. Addus retained the net funds received as a dividend. Since being acquired by RKDA, Aracadia Services has not loaned any funds to Addus HealthCare.

General and administrative expenses approximated $18.4 million for the year ended March 31, 2004 compared with $18.2 million for 2003, an increase of $0.2 million or 1.4%, resulting from increased administrative salaries and the conversion of 2 affiliated agency offices to company-owned offices.

Net income for the year ended March 31, 2004 was $3.7 million or 4.8% of revenue, compared to $4.3 million or 5.6% of revenue for the year ended March 31, 2003. This increase was attributed to the strong historic base of business, plus the acquisitions made during the year ended March 31, 2004.

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

	Successor	Successor	Predecessor	Predecessor
SUMMARY CONSOLIDATED	Period from May 10,	Period from April 1,
STATEMENTS OF CASH	2004 to March 31,	2004 to May 9,	Year ended	Year ended
FLOWS	2005	2004	March 31, 2004	March 31, 2003
			(in millions)
Net income (loss)	$(7.9)	$0.5	$3.7	$4.3
Net cash provided by (used in) operating activities	(7.1)	(0.5)	3.4	3.6
Net cash provided by (used in) investing activities	(5.6)	(0.4)	(0.4)	(0.1)
Net cash provided by (used in) financing activities	14.1	.7	(3.0)	(3.5)
Net increase in cash and cash equivalents	$1.4	—	$—	$—
Cash and cash equivalents at the end of the period	$1.4	—	—	—

Prior to undertaking the Company’s long-term strategic growth plan, as is demonstrated by the results for the year ended March 31, 2004, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $15.1 million raised in the period ended March 31, 2005. The Company raised $10.8 million through common stock issuances, $4.0 million by drawing on the Company’s long-term line of credit and $300,000 in other borrowings. The Company has also been successful in using notes payable and common stock as part of its consideration paid for acquisitions. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.

Arcadia Services’ March 31, 2004 and 2003 financial statements do not reflect any cash and cash equivalents since all cash and cash equivalents on hand at the end of each fiscal year was advanced to its sole stockholder to fund the operations of the stockholder and certain of its other subsidiaries. There was no formal written agreement between Arcadia Services and its sole stockholder, Addus HealthCare, Inc., a privately held company, relative to these loans. Due to the nature of the advances and expected repayment, the advances to the stockholder were classified as contra-equity on Arcadia Services’ financial statements. The amount due from the stockholder as of March 31, 2004 was

$10.6 million compared with $7.6 million as of March 31, 2003. The $3 million increase reflects Arcadia Services’ positive cash flow for the period ending March 31, 2004 consists of $3.4 million of cash from operations net of $400,000 used in investment activities exclusive of the decrease resulting from the increase in the amount due from stockholder of $3 million. Addus retained the net funds received from Arcadia Services as a dividend prior to May 7, 2004. As of May 7, 2004, when RKDA acquired Arcadia Services, no loan amounts were due to Arcadia Services from Addus HealthCare. Since being acquired by RKDA, Arcadia Services has not loaned any funds to Addus HealthCare. The Company’s cash position as of March 31, 2005 was $1.4 million. In April 2005, the Company issued a one year $5,000,000 Convertible Promissory Note and sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for aggregate consideration of $2,000,000.

Gross accounts receivable of approximately $23.1 million represent accounts receivable from operations and from acquired entities. The Company is focusing additional resources on the collection of accounts receivables to improve cash flow from operations. As of March 31, 2005, the Company’s net accounts receivable represented 67 days sales outstanding, compared to 59 days sales outstanding as of March 31, 2004. By type of revenue, the days sales outstanding on service-related revenue were 66 and the days sales outstanding on products-related revenue were 76 days. The acquisitions of certain service-related operations with more institutional staffing business rather than home care revenues has lengthened the collection process as that type of customer represents historically slower payors. The Company was not in the products-related business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations, achieve economies of scale, control the billing process and obtain improvements in the timeliness of collections. The Company calculates its days sales outstanding as accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceeding three months. Arcadia has a limited number of customers with individually large amounts due at any given balance sheet date.

We incurred substantial debt to finance RKDA’s acquisition of Arcadia Services and subsequent acquisitions. As of March 31, 2005, the current portion of our interest-bearing debt totals approximately $7.9 million, while the long-term portion of our debt totals approximately $15.0 million, for a total of approximately $22.9 million. In order to repay these obligations timely, we must maintain adequate cash flow from operations and other capital resources. We generated sufficient cash flow from operations during year ended March 31, 2005 to service our interest expense. During calendar years 2005 and 2006, the Company presently intends to raise a minimum of up to $20 million, preferably from the equity markets, to retire short term debt and to finance acquisitions. In the short term, the Company anticipates raising approximately $8 million in equity to satisfy short term debt obligations, with additional funds to be raised from the equity or debt markets to fund selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock.

In May 2004, the Company consummated the merger with and into RKDA. This transaction was preceded by the Company obtaining a note payable in the amount of $1,500,000. Simultaneous with the RKDA Merger the Company completed the minimum amount of $8,000,000 of a Regulation D Private Placement (the “Offering”). The Company subsequently sold an additional $245,000 of securities and terminated the Offering. The Company sold an aggregate of 32,980,000 shares at $0.25 per share together with 3,298,000 Class A Warrants exercisable for 7 years at $0.50 per share. The Placement Agent received warrants to purchase 2,298,000 shares, exercisable on a cashless basis for 7 years at $0.50 per share. The Placement Agent also received a 10% commission and reimbursement of out-of-pocket expenses. The Company used $5,000,000 of the net proceeds to complete the RKDA Merger and used the balance for working capital.

On May 7, 2004, Arcadia Services, Inc. and three of its wholly–owned subsidiaries entered into a Loan Agreement with Comerica Bank. The agreement provides the borrowers with a revolving credit facility of up to $12,000,000 through May 7, 2006. The initial advance on May 7, 2004, was in the amount of $11,000,000. The initial advance was immediately distributed up to RKDA, Inc., to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA from the seller and to pay expenses associated with the transaction. All other advances under the credit facility shall be used solely for working capital purposes. RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services and its subsidiaries granted the bank a security interest in all of their assets and the seller subordinated $500,000 indebtedness of Arcadia Services to Comerica Bank. RKDA and its former principals, Messrs. Elliott and Kuhnert, each executed a personal guaranty to Comerica over all indebtedness of Arcadia and its subsidiaries. On July 29, 2004 the credit limit was increased to $14,400,000.

On November 23, 2004, the revolving credit commitment with Comerica Bank amount was increased to $16,000,000, and the credit agreement was also amended to provide an overformula balance of $1,200,000 payable at the rate of $100,000 per month for 12 consecutive months, which began in January 2005. Further, certain amendments were made relative to accounts from business originating from state Medicaid plans eligible for inclusion in the advance formula. Advances under the credit facility bear interest at the prime–rate (as defined) or the Eurodollar–based rate (as defined), at the election of borrowers. Arcadia Services agreed to various financial covenant ratios; to have any person who acquires Arcadia Services capital stock pledge such stock to Comerica Bank, and along with Messrs. Elliott and Kuhnert, to customary negative covenants. On May 3, 2005, Comerica removed a loan covenant requiring Messrs. Elliott and Kuhnert to own 25% of the common stock of the Company.

On September 21, 2004, the Company entered into a Promissory Note and Warrant Purchase Agreement with BayStar Capital, II, L.P. (“BayStar”), a shareholder of the Company. BayStar contemporaneously purchased from the Company a Promissory Note and a Warrant to purchase shares of the Company’s common stock. The Promissory Note is in the principal amount of $5 million and bears interest at 6% per annum, compounded quarterly. The Promissory Note is payable on or before June 21, 2005. The Company may extend the term of the Promissory Note for an additional three months, in which case the interest rate increases to 12% per annum during the three-month extension period. The Warrant permits BayStar to purchase up to 3,150,000 shares of the Company’s common stock at $0.95 per share. The Warrant expires on September 21, 2009. The shares issuable upon exercise of the Warrant carry certain registration and other rights. The fair value of the Warrant will be expensed over the term of the Promissory Note.

On December 2, 2004, the Company issued a total of 144,999 shares of its common stock upon the exercise of stock options by three former employees of the Company. The aggregate consideration for these shares totaled $34,999.

On January 11, 2005, the Company issued 533,370 shares of its common stock to Jana Master Fund, Ltd. (“Jana”). Jana elected to convert $266,685 in principal and accrued interest payable by the Company as of December 31, 2004 into shares of the Company’s common stock, per a $1,500,000 Amended and Restated Promissory Note dated June 12, 2004. Under the Note, Jana had the option to convert debt into shares of the Company’s common stock at the rate of one (1) share of common stock per $0.50 of outstanding debt.

On January 18, 2005, the Company obtained a $1,500,000 loan from Jana Partners, LLC due on February 2, 2005 in exchange for warrants to purchase 50,000 shares of the Company’s common stock at $1.28 per share. This loan plus accrued interest of $15,000 was paid in full on February 4, 2005 with proceeds from the February 2005 sale of unregistered securities described below. These funds were used to satisfy purchase price arrangements pending for the acquisitions of Trinity and for Beacon.

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

From February 2, 2005 to February 14, 2005, the Company sold an aggregate of 5,000,000 shares of its common stock, at a price of $0.90 per share, in private transactions to investors qualifying as accredited investors as defined in Rule 501(a) of Regulation D. The aggregate consideration received totals $4,500,000 of the maximum $5,000,000 which the Company intends to raise from this private offering for repayment of debt, acquisitions and new business ventures. The Company has agreed to use its best efforts to register these shares within ninety days.

The Company has a $250,000 line of credit with US Bank that matured on May 18, 2005 on which was fully borrowed as of March 31, 2005. The Company has a verbal extension from the bank and expects to complete a formal extension of the terms of the line of credit upon expiration, otherwise, the Company will repay the line of credit with proceeds received from sales of its common stock in April 2005.

On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.

On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5,000,000 Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The shares issuable upon conversion of the Note carry registration rights.

On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for aggregate consideration of $2,000,000, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.

The Company has issued a net total of approximately three million shares of its Common Stock from April 1, 2005 through June 28, 2005 as described herein, in Forms 8-K and in Item 9B below.

We believe that the Company is likely to continue generating cash from operations sufficient to pay interest expense. In part, we expect this to occur through the elimination of duplicative overhead as we assimilate our acquired businesses, as well as through cost reductions where appropriate. Since May 10, 2004, we have implemented substantial cost reductions to our New York respiratory and durable medical equipment subsidiary by reducing its payroll and closing one location, resulting in annual savings of approximately $1 million to payroll and an additional $500,000 annually from the office closure. These combined annual savings of approximately $1.5 million are sufficient to cover our estimated annual interest expense of $2 million, based on our outstanding debt as of March 31, 2005.

Management believes that cash from operations alone will not be sufficient to repay short term debt obligations, nor will cash from operations alone be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the payment of short term debt obligations will be primarily from the equity market. As of March 31, 2005, the current portion of our interest-bearing debt totals approximately $7.9 million, while the long-term portion of our debt is approximately $15.0 million, for a total of approximately $22.9 million. During calendar years 2005 and 2006, the Company presently intends to raise a minimum of up to $20 million, preferably from the equity markets, to retire short term debt to fund internal growth and to finance acquisitions. In the short term, the Company anticipates raising approximately $8 million in equity to satisfy short term debt, obligations, with additional funds to be raised from the equity or debt markets to fund selected acquisitions. The Company expects to incur additional debt to fund the growth of its medical equipment business. Vendor-based financing is available in the form of short term notes payable or capital leases. We do not have any material commitments for capital expenditures.

To the extent that we do not successfully raise funds from the equity markets to satisfy short term debt obligations or to finance new acquisitions, we will need to seek debt financing. In this event, we may need to modify, postpone or abandon our strategy to grow through acquisition or may need to eliminate certain product or service offerings, because debt financing is generally at a higher cost than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the twelve months ended March 31, 2005, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not presently anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will in fact successfully raise such funds from equity.

The revolving credit commitment amount on the original Comerica Bank credit facility has been increased twice since May 7, 2004. Since that date, we completed six business acquisitions, in addition to the RKDA reverse merger. In the future, the Company may need to seek an increase in the amount the Company is permitted to draw on the revolving credit facility to finance working capital or staffing business acquisitions. Management cannot presently quantify the likelihood of this occurring. Factors that have bearing on whether we may require additional credit include our ability to assimilate our acquired businesses by reducing operating costs through economies of scale, our ability to increase revenues through internal growth based on our existing cost structure, and our ability to generate cash from operations sufficient to service our debt level and operating costs. There is always the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facility or to lend additional funds for working capital or acquisition purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.

Contractual Obligations and Commercial Commitments

As of March 31, 2005, the Company had contractual obligations, in the form of non-cancelable operating leases and employment agreements as follows:

	Payments due by March 31,
	Total	2006	2007	2008	2009	2010
Operating Leases	$2,201,121	$809,915	$700,177	$597,146	$93,883	$—
Debt Maturities	23,139,153	8,188,877	14,874,131	47,616	20,514	8,715
Employment Agreements	995,834	516,667	414,167	65,000	–	–
Interest Expense	2,190,362	2,028,202	162,160	—	—	—

Total	$28,526,470	$11,543,661	$16,150,635	$709,762	$114,397	$8,715

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The majority of our cash balances are held primarily in highly liquid commercial bank accounts. The Company utilizes lines of credit to fund operational cash needs. The risk associated with fluctuating interest rates is limited to our investment portfolio and our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows. All our revenues since inception have been in the U.S. and in U.S. Dollars therefore we have not yet adopted a strategy for this future currency rate exposure as it is not anticipated that foreign revenues are likely to occur in the near future.

Item 8. Financial Statements.

     The financial statements follow Item 15 beginning at page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     The Board of Directors of Arcadia Resources, Inc., with the approval of the Audit Committee of the Board of Directors, engaged BDO Seidman, LLP as the Company’s new independent accountants as of June 22, 2004. BDO Seidman, LLP performed the audits of Arcadia Services, Inc. for the years ended March 31, 2004, 2003 and 2002.

     Prior to the RKDA reverse merger with Critical Home Care, Inc., the Board of Directors and Audit Committee of Critical Home Care, Inc. adopted resolutions on June 22, 2004 dismissing Critical Home Care, Inc.’s independent accountant, Marcum & Kliegman LLP. Marcum & Kliegman LLP was notified of its dismissal on June 30, 2004. The reports of Marcum & Kliegman LLP on the consolidated financial statements of Critical Home Care, Inc. as of September 30, 2003, and the year then ended, contained a qualified opinion as to substantial doubt about the ability of Critical Home Care, Inc. to continue as a going concern. The reports of Grassi & Co., CPAs, P.C. on the consolidated financial statements of Critical Home Care, Inc., as of September 30, 2002 and for the nine months then ended contain no adverse opinions or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with Marcum & Kliegman LLP’s audit of the consolidated financial statements of Critical Home Care, Inc. as of September 30, 2003 and the year then ended, there has been no disagreement with Marcum & Kliegman LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman LLP, would have caused it to make reference thereto in its report on consolidated financial statements for such period. Critical Home Care, Inc. has requested that Marcum & Kliegman LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements.

     In connection with the audit by Grassi & Co., CPAs, P.C., an independent registered public accounting firm, of the consolidated financial statements of Critical Home Care, Inc as of September 30, 2002 and for the nine months then ended, there have been no disagreements with Grassi & Co., CPAs, P.C. on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi & Co., CPAs, P.C., would have caused it to make reference thereto in its report on consolidated financial statements for such period.

     None of the events described in Regulation S-K 304(a)(1)(v) occurred during the two most recent fiscal years and the subsequent period through and including June 28, 2005.

Item 9A. Controls and Procedures.

     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of March 31, 2005, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Changes in Internal Controls. During our fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company intends to implement a newly-acquired management information system during the next 12 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.

Item 9B. Other Information.

     During our fiscal quarter ended March 31, 2005, there was no information required to be disclosed in a report on Form 8-K that was not reported on Form 8-K.

     In lieu of filing a Current Report on Form 8-K, Item 5.02, the Company hereby reports that effective June 27, 2005, the Company’s Board of Directors appointed Rebecca R. Irish as the Company’s Principal Financial and Accounting Officer. Ms. Irish continues in her positions as the Company’s Chief Financial Officer and Secretary. Her appointment as Principal Financial and Accounting Officer does not result in any change in her terms and conditions of employment or compensation. The information pertaining to Ms. Irish required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K (17 CFR 229.401(b), (d), (e) and 229.404(a)) are reported by the Company in Items 10 and 13 of this Annual Report on Form 10-K and are incorporated herein by this reference. Lawrence R. Kuhnert, formerly the Company’s Principal Financial and Accounting Officer, continues in his capacities as Vice Chairman of Finance, President, Treasurer, Chief Operating Officer, and as a director, with no change in his terms and conditions of employment or compensation.

     Since the Company last filed a Current Report on Form 8-K, Item 3.02, on May 2, 2005, the Company has not been required per Item 3.02(b) to report unregistered sales of equity securities which in the aggregate constitute less than one (1%) percent of the number of securities of the same class outstanding. Notwithstanding, the Company hereby reports that on May 25, 2005, the Company issued, upon the cashless exercise of Class A Warrants, an aggregate of 30,242 shares of common stock, for aggregate consideration of 9,758 shares of the Company’s common stock which are accounted for by the Company as treasury shares. On June 1, 2005, the Company issued 15,000 shares of common stock, valued at $32,775, to the managing member of the seller of certain assets acquired by a Company subsidiary, in consideration a non-compete agreement entered into by such managing member. On June 14, 2005, the Company issued 200,000 shares of common stock, for consideration of $50,000, upon the exercise for cash of a Class A Warrant. On June 6, 2005, the Company issued 80,000 shares of common stock, for consideration totaling $40,000, upon the exercise for cash of a Class A Warrant.

     Each of the above referenced issuances of shares of common stock were issued in private placement transactions exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D because the transactions did not involve any public offering. The sales of these securities were made without general solicitation or advertising. There was no underwriter, and no underwriting commissions or discounts were paid. Further, each securities certificate issued in each transaction bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required under the Securities Act of 1933. The shares issued in the referenced transactions carry registration rights.

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     Company directors serve a term of office which shall continue until the next annual meeting of shareholders and until his or her successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors. The names, ages and positions of the Company’s current directors and executive officers are as follows:

			Served as Director
Name	Age	Position(s)	Since
John E. Elliott, II	48	Chairman and Chief Executive Officer and Director	May 10, 2004
Lawrence Kuhnert	53	Vice Chairman of Finance, President, Treasurer,	May 10, 2004
		Chief Operating Officer, and Director
John T. Thornton	66	Director	June 15, 2004
Cathy Sparling*	50	Assistant Secretary and Officer: Chief Operating
		Officer of Arcadia Services, Inc., a wholly-
		owned subsidiary of the Company	Not applicable
Rebecca R. Irish	43	Secretary and Chief Financial Officer (Principal
		Accounting and Financial Officer)	Not applicable

*	Ms. Sparling is listed because she may be deemed an officer of the Company under the Commission’s imputed officer rules.

     John E. Elliott, II. Mr. Elliott was formerly Chairman of AMI Holdings, Inc., which is a major shareholder in Fidlar,Doubleday,Inc. where he served as Chairman through 2002. The company is a market leader in governmental software and the election business. Beginning his career in health care in 1978, Mr. Elliott founded Allied Medical, Inc., a durable medical equipment supplier which private-labeled most of its product line and conducted manufacturing in the U.S., Pacific rim and Europe. As a member of Standard Automotive Inc.’s board, he was selected to restructure the company and protect the employee and creditor base, which was accomplished in 2003. Mr. Elliott has a Bachelor of Science degree in Business Administration from Lawrence Technological University.

     Lawrence R. Kuhnert. Mr. Kuhnert has over 21 years experience in operating, developing, acquiring and divesting health care companies. . From 1989 to 1996, as ConPharma’s Chief Financial Officer, he managed the financial aspects of the turnaround of this $35 million home medical equipment company, including restructuring the product mix, selling under performing locations, and negotiating strategic acquisitions. From 1996 to 2002, Mr. Kuhnert was Director of Acquisitions for Rotech Medical Corporation. Mr. Kuhnert is a Michigan State University graduate and previously practiced as a certified public accountant for Ernst & Young.

     John T. Thornton. Mr. Thornton owns and manages J.T. Investments, Inc., a real estate development and investment company. Mr. Thornton is also a board member and audit and finance committee member of XL Capital Ltd. (NYSE: XL), an insurance, reinsurance and financial products company. From 1987 to 1999, Mr. Thornton served as executive vice president and chief financial officer of Norwest Corporation (now Wells Fargo). From 1984 to 1987, Mr. Thornton was senior vice president and controller of Norwest Corporation. Mr. Thornton received a law degree from St. John’s University and was admitted to the New York State Bar in 1972. Mr. Thornton became a Certified Public Accountant in 1964.

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

     Rebecca R. Irish. Ms. Irish joined the Company as its Chief Financial Officer as of January 1, 2005. She has 21 years of experience as a financial management consultant and company officer. Ms. Irish was the co-founder and president of Beacon Respiratory Services, Inc. and its affiliates (collectively “Beacon”), a home health care company furnishing respiratory services in Florida, Alabama, Colorado, and Georgia with annual revenues of approximately $1.9 million. The Company acquired Beacon effective January 1, 2005. Before organizing Beacon, Ms. Irish developed The WorkSource, Inc. in 1998, a business-management company specializing in administrative and accounting functions, principally for health care-related businesses. Ms. Irish is a former chief financial officer of RoTech Medical Corporation. During Ms. Irish’s tenure, RoTech grew from 48 home health care locations in seven states with annual revenues of approximately $27 million, to 630 locations in 36 states with approximately $500 million in annual revenues. Before joining RoTech, Ms. Irish worked eight years with Ernst & Young, providing auditing, financial and systems consulting to international corporations, as well as to regional businesses.

     Board Committees

     The Board’s Audit Committee consists of two Directors. John T. Thornton is Chairman of the Company’s Audit Committee. The Board of Directors has determined that Mr. Thornton is independent from management and qualifies as the Audit Committee’s financial expert. The other Audit Committee member is director Lawrence R. Kuhnert, the Company’s Vice Chairman of Finance, President and Chief Operating Officer. Under the Company’s Audit Committee Charter, a majority of the members of the Audit Committee shall be independent from management, to the extent practicable, and shall not have participated in the preparation of the Company’s financial statements during the preceding three years. Because the Company is not listed on a national exchange, all members of the Audit Committee are not required to be independent from management.

     The Board has not established separate compensation and nomination committees and is not required to do so, because the Company is not listed on a national exchange.

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

Item 11. Executive Compensation.

     The following table summarizes, for the last three fiscal years ended, the compensation paid to the Chief Executive Officer during such periods and each other executive officer of the Company whose salary exceeded $100,000 for the fiscal year ended March 31, 2005 (12 months), transition period ended March 31, 2004 (6 months prorated), or the fiscal year ended September 30, 2003 (12 months).

		Summary Compensation Table
		Annual		Long-Term Compensation
		Compensation		Awards
					Securities
	Fiscal			Restricted	Underlying
Name and Principal	Year		Bonus	Stock Award(s)	Options/SARs
Position	Ended	Salary ($)	($)	($)	(#)
John E. Elliott, II,	2005	$132,692	—	—	4,000,000
Chairman and	2004	—	—	—	—
Chief Executive	2003	—	—	—	—
Officer [1]

Lawrence R. Kuhnert,	2005	$132,692	—	—	4,000,000
Vice Chairman of Finance,	2004	—	—	—	—
President, Treasurer and	2003	—	—	—	—
Chief Operating Officer [1]

Rebecca Irish, Secretary and Chief	2005	$31,252	$21,563	—	150,000
Financial Officer [4]	2004	—	—	—	—
	2003	—	—	—	—

David Bensol,	2005	$115,385	—	—	—
Former Executive Vice	2004	75,557	—	—	—
President [2]	2003	113,654	—	—	100,000

Cathy Sparling [3]	2005	$141,927	352,572	—	100,000
	2004	145,039	—	—	—
	2003	141,000	66,315	—	—

1 John E. Elliott, II and Lawrence R. Kuhnert assumed their respective offices in May, 2004. As a result, neither individual received compensation from the Company for the fiscal year ended March 31, 2004, or any prior fiscal years. As more fully described in this report, Messrs. Elliott and Kuhnert each entered into employment agreements with the Company providing for annual base compensation of $150,000. This table does not include any amounts related to the release of shares from escrow in February 2005.

2 Pursuant to Mr. Bensol’s Employment Agreement in effect as of March 31, 2004, he received options to purchase 100,000 shares which vested quarterly, commencing on December 31, 2002, which were exercisable for a five year period following the date of grant provided Mr. Bensol remained an employee of the Company. Mr. Bensol terminated his employment with the Company on December 23, 2004 at which time he forfeited his outstanding options.

3 Cathy Sparling is Chief Operating Officer of Arcadia Services, Inc., a second-tier, wholly-owned subsidiary of the Company. Ms. Sparling is listed pursuant to Rule 3b-7 of the Exchange Act, which states than an executive officer of a subsidiary may be deemed an executive officer of the Company if he or she performs policy-making functions of the Company. The compensation information set forth in the above table relates to the three fiscal years ended March 31, 2004 (12 months), March 31, 2003 (12 months) and March 31, 2002 (12 months). These fiscal years pre-

date the effective date of the reverse merger in which Arcadia Services, Inc. became a second-tier, wholly-owned subsidiary of the Company. The bonus amount related to a retention arrangement for Ms. Sparling resulting from the change in control.

4 Ms. Irish assumed office on January 4, 2005, therefore did not receive compensation from the Company for the fiscal year ended March 31, 2004, or any prior fiscal years. As more fully described in this report, Ms. Irish entered into an employment agreement with the Company providing for annual base compensation of $125,000. The Vice Chairman of Finance was the Company’s Principal Accounting and Financial Officer from July 28, 2004 to February 15, 2005. Beginning June 27, 2005, the Chief Financial Offficer is the Company’s Principal Accounting and Financial Officer.

     Option Grants to Executive Officers and Option Exercises

     At the time of the reverse acquisition of Critical Home Care, Inc., the two stockholders of Arcadia were each granted options to purchase up to four million shares of the Company’s common stock, pursuant to a formulaic earnings threshold vesting requirement. These options vest over a three year period beginning for the year ending March 31, 2006. During the period from May 10, 2004 to March 31, 2005, the Company granted stock options to two executive officers of the Company. During the fiscal year ended March 31, 2005, only one of the Company’s executive officers exercised stock options. The following table provides information regarding stock options held by the executive officers indicated as of March 31, 2005:

					Value of Unexercised
			Number of Securities		in-the-Money
			Underlying Unexercised		Options at
			Options at		End of
			End of Fiscal Year (#)		Fiscal Year ($)*
	Number
	of Shares
	Acquired	Value
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Elliott II	—	—	—	4,000,000	—	$6,800,000
Lawrence R. Kuhnert	—	—	—	4,000,000	—	$6,800,000
Rebecca R. Irish	—	—	—	150,000	—	$118,500
Cathy Sparling	—	—	100,000	—	$50,000	—
David Bensol	—	—	—	—	—	—

*	Value is calculated by subtracting the exercise price per share from the last reported market price on March 31, 2004 and multiplying the result by the number of shares subject to the option.

Director Compensation

     Our directors who are officers or employees of the company will not be compensated for service on the Board of Directors or any committee thereof. Subject to exception for individually negotiated arrangements, directors who are non-officers or non-employees are granted non-qualified stock options and receive $1,000 for attendance at each board meeting and $500 for each telephonic board meeting, in addition to nominal compensation to cover travel costs.

     Director John T. Thornton is compensated by the award of non-qualified options to purchase the Company’s Common Stock having an aggregate value of $28,000 annually, consisting of $25,000 as an annual retainer and $3,000 as annual compensation for service as Audit Committee Chairman. The number of stock options to be awarded annually will be determined utilizing acceptable modeling techniques mutually agreed upon and will be computed annually based on then-fair market value. Stock options will be exercisable at the closing price of the Company’s common stock on the exercise date and shall be issued in advance on July 1 of each year and shall cover the subsequent period from July 1 to June 30 of each calendar year. The options will be exercisable for seven years.

If Mr. Thornton is removed as a Director and/or the Audit Committee Chairman for cause, or if he resigns either or both positions voluntarily, the pro rata portion of the applicable options granted as compensation for such position(s) shall expire immediately upon termination for the uncompleted portion of the annual term. His ability to exercise the options is unaffected if removed without cause.

     In addition, Mr. Thornton will receive $1,000 payable in the Company’s Common Stock for each Board of Directors meeting attended, and $500 payable in the Company’s Common Stock for each Audit Committee meeting attended. Mr. Thornton shall additionally be reimbursed for all reasonable expenses incurred in connection with his positions as director and Audit Committee Chairman.

     Executive Officer Employment Contracts

     John Elliott, II, Lawrence Kuhnert, and David Bensol entered into substantially similar Employment Agreements on May 7, 2004, as Chief Executive Officer, President, Treasurer and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one-year periods unless terminated on three months’ prior written notice. Each officer is being paid $150,000 per annum in salary and is eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Elliott, Kuhnert, or Bensol’s Employment Agreement is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined) then such executive shall receive twice his base salary. Upon a change in control, other than this transaction, if the executive is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year. Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment. Mr. Bensol resigned as a director, officer and employee effective December 23, 2004 at which time he forfeited his outstanding options to purchase the Company’s common stock yet retained his warrants for the purchase of 60,000 shares of common stock.

     Pursuant to the Stock Option Agreements issued to John Elliott, II and Lawrence Kuhnert on May 10, 2004, Messrs. Elliott and Kuhnert were granted options to purchase up to four million shares of the Company’s common stock at $0.25 per share The options vest in six tranches over three consecutive fiscal years, beginning in the year ending March 31, 2006, subject to the achievement of stated EBITDA-based targets. The maximum to be exercisable by each is 1,000,000 for the year ending March 31, 2006; 1,000,000 for the year ending March 31, 2007; and, 2,000,000 for the year ending March 31, 2008. One half of these options each year may be issued if one target is met and the other half if a higher target is met. The EBITDA-based targets are $10.7 and $11.0 million for the year ending March 31, 2006, $13.5 and $14.0 million for the year ending March 31, 2006, and $17.5 and $18.0 million for the year ending March 31, 2008. If the threshold is not met, the options related to that target and time period are forfeited.

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

     Effective February 16, 2005, the Company awarded Ms. Sparling, as an incentive and not in lieu of the payment of salary or other compensation and without the payment of consideration, non-statutory options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.45, contingent on a method of vesting to be determined by the Company, continued employment through the occurrence of vesting, and agreement to a non-compete agreement specified by the Company as condition precedent to exercise of the options. On March 31, 2005, the Company determined that the options shall vest on March 31, 2005 (contingent on continued employment through that date and execution of a non-compete agreement specified by the Company), at which time the options shall be fully exercisable through (a) March 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first.

     On January 6, 2005, the Company and Rebecca R. Irish executed an employment agreement under which Ms. Irish is appointed as the Company’s Chief Financial Officer. Under her employment agreement, Ms. Irish will be compensated by an annual base salary of $125,000, subject to discretionary increase by the Company’s Board of Directors. In its discretion, the Board of Directors may additionally provide Ms. Irish with annual cash bonus compensation. Ms. Irish’s employment is terminable at will. Should the Company end her employment other than for specified cause, Ms. Irish is entitled to severance compensation equal to one-half of her base salary then in effect. The employment agreement provides a post separation covenant-not-to compete. The Company and Ms. Irish also agreed that Ms. Irish shall be granted options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.15. On March 31, 2005, the Company and Ms. Irish agreed that the options shall vest on May 31, 2005, at which time the options shall be fully exercisable through (a) May 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first. Additionally, to the extent she is employed by the Company as of January 10, 2005, and January 1 of 2006, 2007 and 2008, Ms. Irish shall be granted 18,750 restricted shares of the Company’s common stock as of each such date. The initial 18,750 shares related to 2005 have been issued.

     On December 22, 2004, Arcadia Resources, Inc. agreed to purchase all of the outstanding shares of common stock of Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (collectively “Beacon”). The purchase was effective on January 1, 2005. The purchase price was $1,500,000, including the payment of certain liabilities. The purchase price is subject to increase by up to an additional $400,000 based on expected pricing changes for certain of the Company’s products and services for calendar year 2005, with any additional amounts owed being payable to the sellers by January 1, 2006. In 2005, the Company paid $983,428 in cash to Beacon’s shareholders, less $150,000 to be held by the Company to offset valid indemnification and other claims of the Company. The Company’s counsel will hold 16.33% of the Beacon shares purchased until the $150,000 (including accrued interest less any amounts disputed) is paid to sellers by January 1, 2006. On January 15, 2005, one of Beacon’s selling shareholders, Rebecca R. Irish, current Chief Financial Officer of the Company, was issued a promissory note for $150,000, with a one-year term at 8% annual interest secured by 33% of the shares of Beacon. Principal and interest are to be paid quarterly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the shares of our Common Stock and preferred stock as of June 28, 2005 by:

•	each person we know to beneficially own more than 5% of our voting stock,

•	each director and nominee for director,

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation,” and

•	all of our directors, nominees for directors and executive officers as a group.

On June 28 2005, there were 93,268,851 shares of our Common Stock outstanding, net of shares held in treasury. Except as noted, all information with respect to beneficial ownership has been furnished by the respective director, executive officer or beneficial owner of more than 5% of our Common Stock, or is based on filings with the Securities and Exchange Commission. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the Securities Exchange Act of 1934, as amended, which provides, among other things, that a person is deemed to be the beneficial owner of the Common Stock if that person, directly or indirectly, has or shares voting power or investment power with respect to such stock or has the right to acquire such ownership within sixty days. Accordingly, the amounts shown in the table do not purport to represent beneficial ownership for any purpose other than compliance with Securities and Exchange

Commission reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of the Common Stock.

	Name and Address of	Amount and Nature of		Percent
Title of Class	Beneficial Owner	Beneficial Owner		of Class
Common Stock	John E. Elliott, II	13,380,000	(1)	14.35%
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Lawrence Kuhnert	8,920,000	(2)	9.56%
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	John T. Thornton	57,338	(3)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Rebecca R. Irish	168,750	(4)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Cathy Sparling	300,000	(5)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	JANA Master Fund, Ltd.	18,677,102	(6)	20.03%
	200 Park Ave., Ste. 3900
	New York, NY 10166
Common Stock	SDS Capital Group SPC, Ltd.	7,738,674	(7)	8.30%
	53 Forest Ave., Suite 203
	Old Greenwich, CT 06870
Common Stock	Steven Derby	11,991,964	(8)	12.86%
	53 Forest Ave., Suite 202
	Old Greenwich, CT 06870
Common Stock	North Sound Capital, LLC	6,619,742	(9)	7.10%
	53 Forest Ave., Ste. 202
	Old Greenwich, CT 06870
Common Stock	Thomas McAuley	6,619,742	(10)	7.10%
	53 Forest Ave., Ste. 202
	Old Greenwich, CT 06870

*	Represents less than 1% of the outstanding stock.

(1) Includes 600,000 shares of common stock issuable upon exercise of Class A Warrants and 4.8 million shares of Common Stock held in escrow, but excludes shares in which Mr. Elliott has voting control with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by Mr. Elliott during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to Mr. Elliott. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(2) Includes 400,000 shares of common stock issuable upon exercise of Class A Warrants and 3.2 million shares of Common Stock held in escrow, but excludes shares in which Mr. Kuhnert has voting control with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by Mr. Kuhnert during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to Mr. Kuhnert. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(3) Includes 8,298 shares of the Company’s common stock and non-qualified options to purchase 49,040 shares of the Company’s common stock at $1.08 per share per the terms of Mr. Thornton’s Director Compensation Agreement for attendance at Board and Audit Committee meetings through February 28, 2005 and for his annual retainer as director and Audit Committee Chair through June 30, 2005.

(4) Includes 18,750 shares of the Company’s common stock granted as of January 10, 2005 and non-qualified options to purchase 150,000 shares of common stock at $1.15 per share, per Ms. Irish’s terms of employment with the Company. The options vested on May 31, 2005, at which time the options shall be fully exercisable through (a) May 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first.

(5) Includes 200,000 shares of common stock and non-statutory options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.45, vested on March 31, 2005. Execution of a non-compete agreement specified by the Company as condition precedent to exercise of the options must be met. The options shall be fully exercisable through (a) March 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first.

(6) Includes 1,200,000 shares of Common Stock issuable upon the exercise of Class A Warrants, and 39,484 shares of Common Stock issuable upon exercise of Late Registration Warrants issuable as of April 30, 2005, and assumes full conversion of the principal amount of the $5,000,000, 12% subordinated convertible promissory note dated April 27, 2005 at a rate of one share per $2.25 of indebtedness, but ignores the impact of Messrs. Elliott and Kuhnert having voting control of shares of the Common Stock owned by Jana Master Fund Ltd., with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by Jana during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to Jana. The Company believes that Voting Agreement will remain in effect for the foreseeable future. Jana Master Fund, LTD is an account established by Jana Partners, LLC, which has sole voting and investment control over the shares, subject to the Voting Agreement described below. The principals of Jana Partners, LLC are Barry Rosenstein and Gary Claar. Jana is also the beneficial owner of two warrants (i) one for 250,000 shares of Common Stock and (ii) one for 50,000 shares of Common Stock, the terms of which are subject to limitations such that the warrants may not be exercised if doing so would result in Jana having aggregate beneficial ownership of more than 4.99% of the total issued and outstanding shares of Common Stock. These warrants were not taken into account in calculation of the beneficial ownership of Jana.

(7) Includes 138,436 shares of common stock owned by SDS Merchant Fund LP, 500,000 shares of common stock issuable upon exercise of Class A Warrants and 16,452 shares of Common Stock issuable upon exercise of Late Registration Warrants issuable as of April 30, 2005, but ignores the impact of Messrs. Elliott and Kuhnert having voting control of shares of the Common Stock owned by SDS Capital Group SPC, Ltd., with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by to SDS Capital Group SPC, Ltd. during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to SDS Capital Group SPC, Ltd. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(8) Steven Derby shares dispositive power of 7,360,708 shares of Common Stock of the Company, as well as 500,000 shares of Common Stock issuable upon exercise of Class A Warrants and 16,452 shares Common Stock issuable upon exercise of Late Registration Warrants issuable as of April 30, 2005, in his capacity as managing member of SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd. Derby also shares dispositive power of 1,000,000 shares of Common Stock of the Company, as well as 100,000 shares of Common Stock issuable upon the exercise of Class A Warrants, 3,290 shares of common stock issuable upon exercise of Late Registration Warrants as of April 30, 2005 and 3,150,000 shares of common stock issuable upon the exercise of Note Purchase Warrants in his capacity as a managing member of Baystar Capital Management, LLC, the general partner of Baystar Capital II, L.P. The calculation of beneficial ownership for Mr. Derby ignores the impact of Messrs. Elliott and Kuhnert having voting control of the shares of common stock owned by SDS Capital Group SPC, Ltd. and the shares of common stock owned by Bay Star II, L.P. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by to SDS Capital Group SPC, Ltd. and Bay Star II, L.P. during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to SDS Capital Group SPC, Ltd. and Bay Star II, L.P. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(9) Includes 150,000 shares of common stock owned by North Sound Legacy Fund LLC, 2,160,000 shares of common stock owned by North Sound Legacy Institutional Fund LLC and 3,690,000 shares of common stock owned by North Sound Legacy International Ltd.; all of whom are managed by North Sound Capital LLC. Also includes 600,000 shares of common stock issuable upon exercise of Class A Warrants and 19,742 shares of Common Stock issuable upon exercise of Late Registration Warrants issuable as of April 30, 2005 owned by such entities, but ignores the impact of Messrs. Elliott and Kuhnert having voting control of the shares of Common Stock owned by North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd., with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by North Sound during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to North Sound. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(10) The ultimate managing member of North Sound Capital LLC is Thomas McAuley. Mr. McAuley may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (the “Funds”), whose holdings are described in footnote 9 above. As the managing member of the Funds, Mr. McAuley has voting and investment control with respect to the shares of common stock held by the Funds. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by North Sound during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to North Sound. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

On May 7, 2004, Messrs. Elliott and Kuhnert, David Bensol, Bradley Smith, Bay Star Capital II, L.P., DMG Legacy Fund LLC, DMG Legacy Institutional Fund LLC, DMG Legacy International Fund, Ltd., JANA Master Fund, Ltd., North Sound Legacy Fund, LLC, North Sound Legacy Institutional Fund, LLC, North Sound Legacy International Ltd., SDS Capital Group SPC, Ltd., SDS Merchant Fund and Web Financial Corp. entered into a voting agreement (the “Voting Agreement”). The Voting Agreement gives Messrs. Elliott and Kuhnert the right to control the vote of a sufficient number of shares of the Company’s Common Stock, in addition to their own shares, to elect a majority of the Company’s Board of Directors. The Voting Agreement will stay in effect until the earlier of (a) the date on which the combined Common Stock ownership of the Company held by Messrs. Elliott and Kuhnert is reduced to less than 10%, (b) the date on which neither Messrs. Elliott nor Kuhnert are executive officers of the Company, or (c) the expiration of the maximum period permitted by law.

EQUITY COMPENSATION PLANS

The following table sets forth certain information as of the fiscal year ended March 31, 2005, with respect to our compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION PLAN INFORMATION TABLE

	(a)	(b)	(c)
Plan Category	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
Equity compensation plans approved by security holders	None
Equity compensation	9,536,540 common shares	$0.36	N/A
Total	9,536,540 common shares	$0.36	N/A

Item 13. Certain Relationships and Related Transactions.

     See Item 11, “Executive Compensation,” above, for information concerning employment agreements entered into by and between the Company and certain officers and/or directors. The information contained in Item 11 is incorporated herein by this reference. In addition, the Company, in the RKDA merger, issued John E. Elliott, II and Lawrence R. Kuhnert an aggregate of 21,300,000 shares of its Common Stock and 1,000,000 Class A Warrants to purchase 1,000,000 shares of the Company’s Common Stock at $0.50 per share within seven years. Per the terms of the RKDA merger, John E. Elliott, II and Lawrence Kuhnert, respectively, escrowed 6 million and 4 million shares of Company common stock (collectively, the “Escrow Shares”). The Escrow Shares are subject to release from escrow if RKDA achieves certain adjusted EBITDA and debt to adjusted EBITDA targets for the fiscal years ending March 31, 2006 and March 31, 2007. Per the terms of the escrow, twenty (20%) percent of the Escrow Shares held by Messrs. Elliott and Kuhnert (2,000,000 shares) were released from escrow as of February 3, 2005, due to the average closing price of the Company’s Common Stock being at least $1.00 for the 45 day period ended January 4, 2005.

Item 14. Principal Accountant Fees and Services.

General

     The accounting firm of BDO Seidman, LLP (“BDO Seidman”) has acted as the Company’s independent registered accountant to audit the financial statements of the Company and its consolidated subsidiaries since June 22, 2004 and the Predecessor entity as defined herein as Arcadia Services,Inc. since April 26, 1999.

     The accounting firm of Marcum & Kliegman, LLP (“Marcum & Kliegman”) acted as the Company’s independent accountant to audit the financial statements of the Company and its consolidated subsidiaries, beginning on May 7, 2003 when the registrant was the predecessor, Critical Home Care, Inc.

Fees Paid to Independent Registered Auditors

     Fees paid to BDO Seidman for fiscal 2005 (estimated) and fiscal year 2004 (actual) for work performed for the Company are as follows:

	March 31, 2005	March 31, 2004
Audit (1)	$290,000	$77,000
Audit-related fees(2)	92,000	—
Tax (3)	79,000	—
Other	—	—

Total	$461,000	$77,000

(1)	Audit fees consisted of the annual audit of the Company’s consolidated financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q, and the registration statement on Form S-1.

(2)	Audit-related fees consisted of work performed on Form 8-K and related services.

(3)	Tax fees consisted of assistance with tax compliance, preparation of tax returns and tax consultation.

     The Audit Committee has determined that providing the services reflected in the above table is compatible with the maintenance of BDO Seidman’s independence.

     In addition, the Audit Committee has adopted a policy under which it approves in advance recurring audit, audit-related and tax services rendered by BDO Seidman, subject to specific fee limits. If circumstances require hiring the independent auditors for services not previously pre-approved or that would exceed the fee limits previously set, the Audit Committee must pre-approve the new services and/or fee limits. The Committee chair may approve specified services between regularly scheduled meetings of the Committee, subject to review by the full Committee at its next scheduled meeting. The fiscal year 2005 services and fees reflected in the above table were pre-approved by the Audit Committee.

     Marcum & Kliegman and Grassi and Co., CPAs, P.C. billed the Company a total of $15,000 and $3,750, respectively, for professional services in connection with the audit of the financial statements for the fiscal year ended March 31, 2004.

     The Audit Committee of the Board does not consider the provision of the services described above by Marcum & Kliegman to be incompatible with the maintenance of its independence.

Item 15. Exhibits, Financial Statements and Reports on Form 8-K.

(a)(1) and (2)

     Financial Statements:

Report of independent registered public accounting firm

Consolidated balance sheets as of March 31, 2005, 2004 and 2003

Consolidated statements of income for the years ended March 31, 2005, 2004 and 2003

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, March 31, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended March 31, 2005, 2004 and 2003

Notes to consolidated financial statements

     Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

     All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto that are a part hereof.

     (a)(3)

     The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 2005	By:	/s/ John E. Elliott, II

John E. Elliott, II Chairman and Chief Executive Officer (Principal Executive Officer)

June 29, 2005	By:	/s/ Rebecca R. Irish

Rebecca R. Irish Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2005	By:	/s/ John E. Elliott, II

John E. Elliott, II Chairman, Chief Executive Officer (Principal Executive Officer) and a Director

June 29, 2005	By:	/s/ Lawrence R. Kuhnert

Lawrence R. Kuhnert Vice Chairman of Finance, Treasurer, Chief Operating Officer and a director

June 29, 2005	By:	/s/ John T. Thornton

John T. Thornton Director

EXHIBIT INDEX

     The following documents are filed as part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Arcadia Resource’s commission file number is 000-31249.

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical Home Care, Incorporated. (2)

3.1	Amended and Restated Articles of Incorporation (9)

3.2	Amended and Restated By-Laws (9)

3.3	Amendment to By-Laws, dated May 4, 2004 (8)

3.4	Amendment to By-Laws, dated June 11, 2004 (8)

4.1	Amended and Restated Articles of Incorporation Section Regarding Shares of Common Stock (Exhibit 3.1, Section 4)

4.2	Amended and Restated By-Laws Article Regarding Capital Stock (Exhibit 3.2, Article IV)

4.3	Form of Regulation D Class A Common Stock Purchase Warrant (1)

4.4	Class A Warrant issued to John E. Elliott, II (1)

4.5	Class A Warrant issued to Lawrence Kuhnert (1)

4.6	John E. Elliot, II and Lawrence Kuhnert Registration Rights Agreement, dated May 7, 2004 (8)

4.7	Form Note Purchase Agreement (8)

4.8	Jana Warrants, dated March 11, 2004, to purchase 250,000 Shares (8)

4.9	Jana Registration Rights Agreement, dated March 11, 2004 (8)

4.10	Amended and Restated Subordinated Convertible Promissory Note, dated June 12, 2004 (8)

4.11	Cleveland Overseas Settlement Agreement, dated June 16, 2004 (8)

4.12	Cleveland Overseas Warrant for Purchase of 100,000 Shares of Common Stock (8)

4.13	Cleveland Overseas Registration Rights Agreement, dated February 28, 2003 (8)

4.14	Stephen Garchik Option to Acquire 500,000 Shares, dated February 3, 2004, between Critical Home Care, Inc. and Jana Master Fund, Ltd. (8)

4.15	Stephen Garchik Registration Rights Agreement, dated February 3, 2004 (8)

4.16	Global Asset Management Settlement Agreement which includes provision regarding registration rights (8)

4.17	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (8)

4.18	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (8)

4.19	Form of Regulation D Registration Rights Agreement (8)

Exhibit
Number	Description of Exhibit

4.20	Form of stock purchase agreement (7)

4.21	Jana Convertible Promissory Note dated April 27, 2005 (7)

9.1	Form of Voting Agreement (1)

10.20	Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Inc., All Care Medical Products Corp., and Luigi Piccione (3)

10.21	Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith (3)

10.22	2002 Employee Stock Incentive Plan (2)

10.23	Employment Agreement, dated as of March 10, 2003, by and between the Company and Eric Yonenson (4)

10.24	Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord (4)

10.25	Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord (5)

10.26	Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (1)

10.27	Stock Purchase Agreement dated as of May 7, 2004 by and among RKDA, Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and W. Andrew Wright (1)

10.28	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and Lawrence Kuhnert. (1)

10.29	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.30	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol (1)

10.31	Termination of Employment Agreement and Release dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol. (1)

10.32	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and Nathan Neuman & Nathan P.C. (1)

10.33	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan Neuman & Nathan P.C. (1)

10.34	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.35	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (1)

10.36	Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC. (1)

10.37	Credit Agreement dated as of May 7, 2004, by and among Arcadia Services, Inc., Arcadia Health Services, Inc., Grayrose, Inc. and Arcadia Health Services of Michigan, Inc. (1)

10.38	Lease of City Center Office Park—South Building (8)

10.39	Promissory Note and Warrant Purchase Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (10)

Exhibit
Number	Description of Exhibit

10.40	Critical Home Care, Inc. Promissory Note in the principal amount of $5,000,000 bearing interest at 6%, compounded quarterly, dated September 21, 2004 (10)

10.41	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (10)

10.42	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (10)

10.43	Stock Purchase Agreement by and among SSAC, LLC (“Buyer”), Trinity Healthcare of Winston-Salem, Inc. (“Company”), and Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (“Sellers”), dated September 23, 2004 (10)

10.44	SSAC, LLC Promissory Note in the principal amount of $660,774 bearing interest at 6%, compounded quarterly, dated September 23, 2004 (10)

10.45	Subordinated Security Agreement by and between Roy Hathcock and Dale Benzine (the “Secured Party”) and SSAC, LLC (the “Debtor”), dated September 23, 2004 (10)

10.46	Guaranty dated September 23, 2004, given by Critical Home Care, Inc. in favor of Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (10)

10.47	Escrow Agreement made on September 23, 2004, by and among SSAC, LLC (the “Buyer”), Chris Norman and Marc Leonard, and Kerr, Russell and Weber, PLC (the “Escrow Agent”) (10)

10.48	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (11)

10.49	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (9)

10.50	Stock Purchase Agreement by and among Arcadia Resources, Inc. (“Buyer”), Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (“Companies”), and Rebecca Irish, Ryan Powers and Reid Wilburn (“Sellers”), dated December 22, 2004 (12)

10.51	Employment Agreement effective January 1, 2005 by and between the Company and Rebecca Irish. (13)

10.52	Form Stock Purchase Agreement. (14)

10.53	Form of Credit Facility Agreement between Comerica Bank and Trinity Healthcare of Winston-Salem, Inc. dated February 18, 2005 (15)

10.54	Form of Master Revolving Note given by Trinity Healthcare of Winston-Salem, Inc. to Comerica Bank dated February 18, 2005 (15)

10.55	Form of Advance Formula Agreement between Comerica Bank and Trinity Healthcare of Winston-Salem, Inc. dated February 18, 2005. (15)

10.56	Director Compensation Agreement dated March 22, 2005. (16)

10.57	Stock Option Agreement dated March 22, 2005. (16)

10.58	Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home Health Professionals, Inc., and the selling shareholders (7)

14.1	Code of Ethics (8)

16.1	Change in Critical Home Care, Inc.’s Certifying Accountant (6)

21.1	Subsidiaries of Arcadia Resources, Inc. (8)

Exhibit
Number	Description of Exhibit

99.1	Arcadia Resources, Inc. news release dated April 11, 2005. (17)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on May 24, 2004 and incorporated herein by reference. (File No. 000-31249)

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 19, 2003 and incorporated herein by reference (File No. 000-31249).

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on November 19, 2002 and incorporated herein by reference (File No. 000-31249).

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 18, 2004 and incorporated herein by reference (File No. 000-31249).

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on March 9, 2004 and incorporated herein by reference (File No. 000-31249).

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K/A filed on July 28, 2004 and incorporated herein by reference. (File No. 000-31249)

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K/A filed on May 2, 2005 and incorporated herein by reference. (File No. 000-31249).

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-1/A, Amendment No. 1, filed August 27, 2004 and incorporated herein by reference (File No. 000-31249).

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference (File No. 000-31249).

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 27, 2004 and incorporated herein by this reference (File No. 000-31249).

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2004 and incorporated herein by this reference (File No. 000-31249).

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by this reference (File No. 000-31249).

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005 and incorporated herein by this reference (File No. 000-31249).

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 8, 2005 and incorporated herein by this reference (File No. 000-31249).

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005 and incorporated herein by this reference (File No. 000-31249).

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 28, 2005 and incorporated herein by this reference (File No. 000-31249).

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 20, 2005 and incorporated herein by this reference (File No. 000-31249).

Consolidated Financial Statements
Years Ended March 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Arcadia Resources, Inc. and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. We have also audited the schedule in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Kalamazoo, Michigan
June 28, 2005

Arcadia Resources, Inc.
Consolidated Balance Sheets

	Successor	Predecessor
	March 31,	March 31,
	2005	2004
Assets (Note 7)

Current Assets
Cash	$1,412,268	$—
Accounts receivable, net of allowance of $1,692,000 and $780,000, respectively	21,453,424	13,478,381
Inventory, net of allowance of $80,000	664,269	—
Prepaid expenses and other current assets	876,523	133,547
Income taxes receivable (Note 11)	130,000	—

Total Current Assets	24,536,484	13,611,928

Fixed Assets (Note 2)
Equipment	2,033,919	—
Software	251,446	61,619
Furniture and fixtures	376,095	6,251
Vehicles	205,080	—
Leasehold improvements	196,337	7,208

	3,062,877	75,078

Accumulated depreciation and amortization	(787,899)	(73,067)

Net Fixed Assets	2,274,978	2,011

Other Assets
Goodwill (Note 4)	15,704,743	3,589,191
Trade name, net of accumulated amortization of $244,000 (Note 4)	7,755,556	—
Customer relationships, net of accumulated amortization of $306,000 (Note 4)	4,694,444	—
Technology, net of accumulated amortization of $232,000 (Note 4)	527,778	—
Deferred financing costs, net of accumulated amortization of $231,000 (Note 4)	99,099	—

Total Other Assets	28,781,620	3,589,191

	$55,593,082	$17,203,130

	Successor	Predecessor
	March 31,	March 31,
	2005	2004
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$1,150,186	$—
Accounts payable and checks issued against future deposits	1,649,551	1,116,143
Accrued expenses:
Compensation and related taxes	1,959,964	1,573,267
Commissions	551,873	470,326
Other	592,188	239,489
Accrued Interest	263,787	—
Payable to affiliated agencies, current portion (Note 5)	1,612,715	1,143,804
Long-term debt, current portion (Note 6)	6,723,830	—

Total Current Liabilities	14,504,094	4,543,029
Payable to affiliate, less current portion (Note 5)	615,544	429,829
Long-term debt, less current portion (Note 6)	546,572	—
Line of credit, less current portion (Note 7)	14,404,404	—

Total Liabilities	30,070,614	4,972,858

Commitments and Contingencies (Notes 6, 7 and 14)

Stockholders’ Equity (Note 8)
Common stock $.001 par value, 150,000,000 shares authorized, 90,413,662 (Successor) and 947,636 (Predecessor) shares issued and outstanding, respectively	90,414	948
Additional paid-in capital	33,516,506	7,627,047
Treasury stock, 112,109 shares	(187,375)	—
Retained earnings (accumulated deficit)	(7,897,077)	15,233,460
Due from stockholder (Note 1)	—	(10,631,183)

Total Stockholders’ Equity	25,522,468	12,230,272

	$55,593,082	$17,203,130

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.

Consolidated Statements of Operations

	Successor	Predecessor
	Period from	Period From
	May 10, 2004	April 1, 2004	Year	Year
	To	To	Ended	Ended
	March 31, 2005	May 9, 2004	March 31, 2004	March 31, 2003
Net Sales	$95,854,671	$9,486,601	$78,359,328	$76,276,043
Cost of Sales	67,049,756	6,905,998	56,204,880	53,822,198

Gross Profit	28,804,915	2,580,603	22,154,448	22,453,845
General and Administrative Expenses	32,264,457	2,101,381	18,424,484	18,171,739
Impairment of goodwill	707,044	16,055	—	—
Depreciation and Amortization	1,457,936	—	—	—

Operating Income (Loss)	(5,624,522)	463,167	3,729,964	4,282,106
Other Expenses (Income)
Other (income)	(87,152)	—	—	—
Interest expense (income), net	946,235	—	(1,989)	(1,412)
Amortization of debt discount (Note 6)	1,227,972	—	—	—

Total Other Expenses (Income)	2,087,055	—	(1,989)	(1,412)

Net Income (Loss) Before Income Tax Expense	(7,711,577)	463,167	3,731,953	4,283,518

Income Tax Expense (Note 11)	185,500	—	—	—

Net Income (Loss)	$(7,897,077)	$463,167	$3,731,953	$4,283,518

Unaudited pro forma amounts to reflect pro forma Income Taxes from tax status change		158,000	1,268,864	1,456,396

Pro Forma Income After Income Tax from tax status change		$305,167	$2,463,089	$2,827,122

Income (Loss) Per Share (Note 9):
Basic	$(0.11)	$0.49	$3.94	$4.52
Diluted	$(0.11)	$0.49	$3.94	$4.52
Proforma Income Per Share:
Basic	—	$0.32	$2.60	$2.98
Diluted	—	$0.32	$2.60	$2.98
Weighted average number of shares (in thousands):
Basic	72,456	948	948	948
Diluted	72,456	948	948	948

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Stockholders’ Equity

					Additional		Due	Total
	Common Stock		Treasury Stock		Paid-In	Retained	From	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stockholder	Equity
Predecessor:
Balance, April 1, 2002	947,636	$948	—	$—	$7,627,047	$7,217,989	$(4,108,673)	$10,737,311

Net advance during the year	—	—	—	—	—	—	(3,474,559)	(3,474,559)

Net income for the year	—	—	—	—	—	4,283,518	—	4,283,518

Balance, March 31, 2003	947,636	948	—	—	7,627,047	11,501,507	(7,583,232)	11,546,270

Net advance during the year	—	—	—	—	—	—	(3,047,951)	(3,047,951)

Net income for the year	—	—	—	—	—	3,731,953	—	3,731,953

Balance, March 31, 2004	947,636	948	—	—	7,627,047	15,233,460	(10,631,183)	12,230,272

Net income for the period	—	—	—	—	—	463,167	—	463,167

Predecessor balance May 10, 2004	947,636	948	—	—	7,627,047	15,696,627	(10,631,183)	12,693,439

Successor:
Capitalization of RKDA	21,300,000	$21,300	—	—	$47,450	—	—	$68,750

Sale of shares to private investors in CHC prior to reverse merger	32,980,000	32,980	—	—	8,212,020	—	—	8,245,000

Sale of shares to investors in CHC prior to reverse merger	840,000	840	—	—	209,160	—	—	210,000

Payment for services (underwriters)	—	—	—	—	(885,000)	—	—	(885,000)

Deemed issuance of shares to CHC shareholders in reverse acquisition	23,903,351	23,904	—	—	13,077,072	—	—	13,100,976

Balance, May 10, 2004	79,023,351	79,024	—	—	20,660,702	—	—	20,739,726

Sale of shares to investors	5,000,000	5,000	—	—	4,495,000	—	—	4,500,000

Brokers’ fees related to share sales	100,000	100			(225,100)			(225,000)

Conversion of debt	3,235,396	3,235	—	—	3,676,063	—	—	3,679,298

Option exercises	144,999	145	—	—	26,105	—	—	26,250

Cashless warrant exercises	424,750	425	(112,109)	(187,375)	186,950	—	—	—

Payment for acquisitions	1,833,276	1,833	—	—	1,447,917	—	—	1,449,750

Payment for services	651,890	652	—	—	584,869	—	—	585,521

Release of escrowed shares	—	—	—	—	2,664,000	—	—	2,664,000

Net loss for the period	—	—	—	—	—	(7,897,077)	—	(7,897,077)

Balance, March 31, 2005	90,413,662	$90,414	(112,109)	$(187,375)	$33,516,506	$(7,897,077)	$—	$25,522,468

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows

	Successor*	Predecessor*
	Period
	From	Period from
	May 10, 2004	April 1, 2004	Year	Year
	To	To	Ended	Ended
	March 31, 2005	May 9, 2004	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,897,077)	$463,167	$3,731,953	$4,283,518
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities net of impact of acquisitions:
Provision for bad debts	930,799	42,192	26,784	238,840
Loss on disposition of asset	89,810	—	—	—
Depreciation and amortization	449,586	77	17,333	22,380
Amortization of debt discount and deferred financing costs	1,432,464	—	—	—
Issuance of stock for services	585,521	—	—	—
Amortization of intangibles	782,222	—	—	—
Impairment of goodwill	707,044	16,055	—	—
Issuance of stock for interest	101,013	—	—	—
Issuance of stock from escrow	2,664,000	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,031,949)	(692,193)	(1,321,682)	42,668
Inventory	(230,232)	—	—	—
Prepaid expenses and other current assets	(514,761)	27,903	7,523	(107,692)
Income taxes receivable	(130,000)	—	—	—
Checks issued against future deposits	(850,125)	(314,025)	960,772	(77,881)
Accounts payable	445,074	42,823	(88,733)	23,574
Accrued expenses and other current liabilities	(299,674)	(301,999)	219,242	(687,040)
Due to affiliated agencies	(308,682)	170,915	(145,614)	(162,514)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,074,967)	(545,085)	3,407,578	3,575,853
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(4,642,944)	(157,500)	(359,154)	(97,827)
Purchases of property and equipment	(1,005,476)	—	(473)	(3,467)
Proceeds from sale of asset	1,779	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(5,646,641)	(157,500)	(359,627)	(101,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,301,250	—	—	—
Net drawings on line of credit	3,795,709	—	—	—
Payment of long-term debt	(1,783,191)	—	—	—
Increase in notes payable	283,928	—	—	—
Cash acquired with reverse merger	7,536,180	—	—	—
Advances (dividends) from stockholder	—	702,585	(3,047,951)	(3,474,559)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,133,876	702,585	(3,047,951)	(3,474,559)

NET INCREASE IN CASH AND EQUIVALENTS	$1,412,268	—	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$—	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,412,268	$—	$—	$—

*End of period cash resulted from recapitalization of stock and reverse merger
Supplementary information:
Cash paid during the period for:
Interest paid (received)	$1,195,704	—	$(4,214)	$(1,418)
Income taxes	$302,514	—	—	—
Non cash investing activities:
Issuance of common stock for the purchase of Trinity Healthcare, Inc. and American Oxygen, Inc.	$1,449,750	—	—	—
Non cash financing activities:
Debt issue discount	$1,507,600	—	—	—
Forgiveness of note payable	$554,000	—	—	—
Payment of note installment with common stock	$1,864,185	—	—	—
Exercise of cashless warrants	$187,375	—	—	—
Related party payable recorded as part of the purchase price of an acquired business	—	—	$574,430	—

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc. and Subsidiaries

Summary of Accounting Policies

     Principles of Consolidation and Segment Reporting — The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company operates primarily in the home healthcare area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis. The Company recently began expanding product offerings to its patients, which represents 8% of its revenue for the year ended March 31, 2005 and none in the prior years presented, therefore, no segment report is warranted due to immateriality.

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

     Cash and cash equivalents — For purposes of the Statements of Cash Flows, the Company considers cash in banks and all short-term investments with a maturity of three months or less to constitute cash and cash equivalents.

     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 24%, 19% and 20% for the years ended March 31, 2005, 2004 and 2003, respectively. No other customers represent more than 10% of the Company’s revenues for the periods presented.

     Allowance for Doubtful Accounts — The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectibility of amounts due from customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     Inventories — Inventories are valued at acquisition cost utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations of the Company possess the majority of the inventory. Inventories are evaluated at least annually for obsolescence and shrinkage.

     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3–15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment held for rental to patients in the home.

     See accompanying notes to consolidated financial statements.

     Intangible Assets — The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Certain intangible assets have been identified and recorded as more fully described in Note 4. Goodwill is now tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value. The other purchased intangibles are amortized on a straight-line basis over the estimated useful life.

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

     Earnings (Loss) Per Share — Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Outstanding stock options and warrants to acquire shares of common stock have not been considered in the computation of dilutive losses per share since their effect would be antidilutive. Shares held in escrow pursuant to the agreements more fully described in Note 8 are not included in earnings per share until they are released.

     Income Taxes — Income taxes are accounted for in accordance with the provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized. Prior to May 7, 2004, Arcadia Services elected to be taxed as a Subchapter S corporation with the individual stockholders reporting their respective shares of income on their income tax return. Accordingly, the Company has no deferred tax assets or liabilities recorded in the prior periods.

     Stock Plans — The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company accounts for its stock-based compensation under APB 25. The Company’s stock-based compensation is described more fully in Note 10 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition and guidance for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements. See Note 10.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends and clarifies previous guidance on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory cost. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities, which refers to a range of production levels within which ordinary variations are expected. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Arcadia does not expect the adoption of SFAS No. 151 to have a material effect on the Company’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R is required as of the beginning of the first annual reporting period that begins after June 15, 2005. Arcadia adopted SFAS No. 123R on April 1, 2005. Although the company has not assessed the impact, it expects the adoption of SFAS No. 123R to have a material effect on the Company’s consolidated financial statements.

     See accompanying notes to consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary assets relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges beginning after June 15, 2005. Arcadia does not expect the adoption of SFAS No. 153 to have a material effect on the Company’s consolidated financial statements.

     See accompanying notes to consolidated financial statements.

Arcadia Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements as of March 31, 2005 and 2004 and the three years ended March 31, 2005, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The consolidated financial statements as of and for the period ended March 31, 2005 and for the period from May 10, 2004 to March 31, 2005, include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries (collectively referred to as “Arcadia” or the “Company”). The consolidated financial statements for the years ended March 31, 2004 and 2003 and for the period from April 1, 2004 to May 9, 2004, and as of March 31, 2004 include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described below and in Note 4. All significant intercompany balances and transactions have been eliminated in consolidation.

MERGER, RECAPITALIZATION AND CHANGE IN REGISTRANT NAME

     Effective May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into RKDA, Inc. (“RKDA”), a Michigan corporation, (the “RKDA Merger”). RKDA’s assets consist of all of the capital stock of Arcadia Services and the membership interest of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Arcadia Services, Addus HealthCare, Inc. (“Addus”), and the principal stockholder of Addus (the “Arcadia Services Acquisition”). The transaction between RKDA and Arcadia was considered a reverse merger, and RKDA will be considered the acquirer of the Company for accounting purposes.

     Effective November 16, 2004, the Company changed its name from Critical Home Care, Inc. to Arcadia Resources, Inc. and its stock symbol on the OTC Bulletin Board to ACDI. The name change has been reflected herein as all references to Critical Home Care, Inc. are now indicated as Arcadia Resources, Inc., Arcadia or the Company. The change presents a new identity for the Company and encompasses the Company’s expanded lines of business and broadened strategic focus. References to Arcadia Services are to the Company’s wholly-owned subsidiary, Arcadia Services, Inc.

DESCRIPTION OF BUSINESS

     Arcadia is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, respiratory and durable medical equipment and mail-order pharmaceuticals. The Company provides staffing by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical, and technical personnel. The home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the performance of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month to month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare and state-based Medicaid programs.

NOTE 2 — OPERATING LEASES

The Company leases office space under several operating lease agreements, which expire through 2009. Rent expense relating to these leases amounted to approximately $849,000, $479,000 and $464,000 for the years ended March 31, 2005, 2004 & 2003 respectively. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year:

Year ending March 31:
2006	$810,000
2007	700,000
2008	597,000
2009	94,000

Total	$2,201,000

NOTE 3 — EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for each of the years ended March 31, 2005, 2004 and 2003.

NOTE 4 — MERGER TRANSACTION, ACQUISITIONS AND RELATED INTANGIBLE ASSETS

     Effective May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of Arcadia Resources, Inc., merged with and into RKDA, Inc. (“RKDA”), a Michigan corporation. RKDA was formerly owned by John E. Elliott, II and Lawrence R. Kuhnert. On May 10, 2004, pursuant to the terms of the merger, the Company issued Messrs. Elliott and Kuhnert 21,300,000 shares of its Common Stock and 1,000,000 Class A Warrants to purchase 1,000,000 shares of the Company’s Common Stock at $0.50 per share within seven years, in exchange for their interest in RKDA. RKDA’s assets consist of the outstanding capital stock of Arcadia Services and the membership interest of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Arcadia Services, Addus Healthcare, Inc. (Addus) and Addus’s principal stockholder. The purchase price of Arcadia Services was $16,800,000, including the assumption of accounts payable and a note payable totaling $700,000.

The Company made acquisitions to accomplish its market penetration and distribution objectives, which produced goodwill, as is presented with the acquisition transactions consummated in the year ended March 31, 2005.

For the purchase of Arcadia Services, Inc., amounts assigned to assets and liabilities at the acquisition date are as follows:

(in thousands)
Current Assets	$13,905
Property and Equipment	151
Other Assets	1,789
Intangibles	13,760
Liabilities	(4,352)
Goodwill	7,461

Total Consideration	$32,714

For Arcadia’s reverse acquisition of the Critical Home Care, amounts assigned to assets and liabilities at the acquisition date are as follows:

(in thousands)
Current Assets	$1,791
Property and Equipment	695
Other Assets	7,183
Liabilities	(830)
Goodwill	561

Total Consideration	$9,400

The company purchased the operations of six entities, as more fully described below, referred to herein as the “post-merger acquisitions”. The total amounts assigned to assets and liabilities at the respective acquisition dates are as follows:

Description of assets and liabilities purchased:	(in thousands)
Current and other assets	$4,215
Fixed assets	954
Goodwill	6,336
Liabilities	(1,837)

Total assets and liabilities purchased post-reverse acquisition	$9,668

     On July 30, 2004, the Company purchased selected assets of the Staffing Source of St. Petersburg, Florida. The Staffing Source, Inc. with offices in Bradenton, Clearwater and St. Petersburg provides temporary personnel for health care facilities and other business. It reported 2003 sales of $3,300,000. The purchase price is computed per a specified formula based on the annualized revenue, with a minimum total payment of $480,000 and a maximum total payment of $600,000.

     On August 20, 2004, the Company purchased American Oxygen, Inc. of Peoria, Illinois. The purchase price was 200,000 shares of the Company valued at $186,000. American Oxygen operates from two locations in Illinois and sells durable medical equipment, including respiratory/oxygen.

     On August 30, 2004, the Company purchased selected assets of Merit Staffing Resources, Inc (Merit). Merit provides temporary personnel for healthcare facilities and other businesses. It has offices in Danvers, Dedham, Lakeville, Sandwich, and Weymouth, Massachusetts and reported 2003 sales of $4,700,000. The purchase price is (a) cash equal to a specified percentage of the seller’s accounts receivable under 120 days outstanding as of closing, plus $200,000, subject to a total maximum cash payment at closing of $1,600,000 plus (b) forty eight monthly payments computed per a specified formula based on gross margin with a minimum total payment of $864,000 and a maximum total payment of $1,600,000.

     On September 23, 2004, the Company purchased Trinity Healthcare of Winston-Salem, Inc (Trinity). The acquisition was a stock purchase and the price was $5,400,000. Trinity provides oxygen and other respiratory services, as well as home intravenous therapy services. Trinity has locations in Winston-Salem and Huntersville, North Carolina, and Marietta and Demorest, Georgia. Two of Trinity’s selling shareholders were paid the following portions of the purchase price at closing on September 23, 2004: (a) payment of $2,500,000 in cash; (b) issuance of 1,225,410 shares of the Company’s common stock with an aggregate value of $916,250; and (c) delivery of a promissory note in the aggregate principal amount of $660,740, secured by a wholly owned subsidiary under a security agreement subordinated to their primary lender. The promissory note’s term is 21 months beginning January 15, 2005 and maturing October 15, 2006. The promissory note bears simple interest at 8% per annum commencing January 15, 2005 and provides for equal quarterly payments of principal and interest. Payment of the promissory note is subject to SSAC’s rights of recoupment/offset and is guaranteed by the Company per an unsecured guaranty. Trinity’s two other selling shareholders were paid the following subsequent portions of the purchase price: (a) $975,510 cash, subject to SSAC’s rights of recoupment/offset and the Company’s unsecured guaranty; and (b) 407,866 shares of the Company’s common stock with an aggregate value of $347,500, of which 305,898 shares with an aggregate value of $260,625 will be escrowed for one year. The escrowed shares will be subject to SSAC’s rights of recoupment/offset. Subject to recoupment/offset, the escrowed shares will be released to the two shareholders by January 15, 2006.

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

     On December 22, 2004, Arcadia Resources, Inc. agreed to purchase all of the outstanding shares of common stock of Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (collectively “Beacon”). Beacon provides respiratory services in Florida, Alabama, Colorado, and Georgia and collectively had annual revenues of approximately $1,900,000. The purchase agreement was signed on December 22, 2004 to become effective on January 1, 2005, with the purchase price distributed based on the actual liabilities as of December 31, 2004. The purchase price was $1,500,000, including the payment of outstanding shareholder notes totaling $258,891 and assumption of leases and accounts payable totaling $257,681. The purchase price was subject to increase by up to an additional $400,000 based on expected pricing changes for certain of the Company’s products and services for calendar year 2005, with any additional amounts owed being payable to the sellers by January 1, 2006. In 2005, the Company paid $833,428 in cash to Beacon’s shareholders, plus $150,000 to be held by the Company to offset valid indemnification and other claims of the Company. The Company’s counsel will hold 16.33% of the Beacon shares purchased until the $150,000 (including accrued interest less any amounts disputed) is paid to sellers by January 1, 2006. During this time, the Company may vote such shares and shall have all incidents of ownership. On January 15, 2005, one of Beacon’s selling shareholders was issued a promissory note for $150,000, with a one-year term at 8% annual interest. Principal and interest will be payable quarterly. If the Company defaults on the note, the selling shareholder may require the Company to transfer back the shares of stock sold by this selling shareholder (i.e., 33% of the Beacon shares purchased by the Company) or elect other remedies. These shares will be held by the Company’s counsel until the note is paid. Until the note is paid, the Company may vote such shares and shall have all incidents of ownership.

     The following unaudited pro forma statement of operations has been prepared to give effect to the reverse merger and the post-merger acquisitions described above. RKDA is considered the acquirer of the Company for accounting purposes. This pro forma statement of operations has been prepared as if the merger and post-merger acquisitions had been completed as of April 1, 2004. The unaudited pro forma statement of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the merger and post-merger acquisitions occurred on April 1, 2004, nor is it necessarily indicative of the future results of operation. The pro forma statement of operations has been prepared based on the Company’s financial information.

Results shown in thousands except per share data:
Year Ended
March 31, 2005
Pro forma revenue	$115,318

Pro forma net loss	$(7,656)

Pro forma losses per share

Basic	$(0.11)

Diluted	$(0.11)

Pro forma weighted average common shares (in thousands)
Basic	72,456

Diluted	72,456

The Company recognized an impairment of goodwill of $707,000 for the period from May 10, 2004 to March 31, 2005 compared to $16,000 for the period from April 1, 2004 to May 9, 2004. The decline in value was quantified primarily related to a business acquired as a byproduct of the reverse acquisition on May 10, 2004. The specific operating subsidiary is in a specific product line which is very dependent on its employees’ expertise and relationships. Many of its employees exited the operation subsequent to the acquisition, resulting in a decline in revenues and profitability and ultimate closure of 1 of the 3 locations acquired. Total net intangible assets were $28.8 million of which $15.7 million was goodwill as of March 31, 2005.

The Company had total intangibles of $3.6 million as of March 31, 2004. With the reverse merger and other post-merger acquisitions described herein, the Company added $13.8 million in intangibles and $12.8 million in goodwill. Total accumulated amortization of $782,000 was recorded and $707,000 was recorded as an impairment. Goodwill and intangible assets of $9.7 million are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill and intangible assets are not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Amortization expense related to the intangibles recorded in conjunction with the acquisitions described above totaled approximately $782,000 for the year ended March 31, 2005. The intangible assets are amortized over their expected useful lives ranging from 3 to 30 years. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Year ended:	(in thousands)
2006	$853
2007	853
2008	621
2009	600
2010	600

NOTE 5 — AFFILIATED AGENCIES PAYABLE

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

     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $2,228,000 and $1,574,000 as of March 31, 2005 and 2004, respectively.

NOTE 6 — LONG-TERM DEBT

Long-term debt at March 31, 2005 is summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

Note payable dated September 10, 2004 bearing interest at the rate of 6% per year. The note is unsecured and is payable in full with interest by June 21, 2005. The Company can extend the payment date to September 21, 2005 at an interest rate of 12% during the extension period. The lender also received warrants to purchase up to 3,150,000 shares of common stock at $0.95 per share which expire on September 21, 2009. The $5,000,000 note payable is shown net of debt discount of $314,861. The note was extended to September 21, 2005.	$4,685,139

Purchase price payable to the selling stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006. The note payable is unsecured and interest accrues starting on January 15, 2005.	660,740

Note payable to the selling stockholders of Trinity dated January 15, 2005, bearing simple interest of 8% per year with equal payments due quarterly beginning April 15, 2005. This note payable is unsecured and is due January 15, 2006.	273,246

Subordinated note payable to the selling stockholder of Arcadia Services dated May 7, 2004, bearing simple interest at 12% payable in one year. Per the terms of the note payable, accrued interest was waived as the note was paid by the maturity date.	500,000

Note payable due by July 1, 2005, bearing simple interest of 12%. This note payable is unsecured and interest payments only are due monthly.	275,000

Note payable to the selling stockholders of Beacon Respiratory Services, Inc. dated January 1, 2005, bearing simple interest of 8% per year with equal payments due quarterly beginning April 1, 2005 due January 1, 2006 (See Notes 4 and 12). This note payable is secured by 33% of the outstanding shares of the Beacon companies.	150,000

Purchase price escrowed to the selling stockholders of Beacon Respiratory Services, Inc. dated January 1, 2005, payable on January 1, 2006 (See Notes 4 and 12) secured by 16.33% of the outstanding shares of the Beacon companies.	150,000

Other interest-bearing obligations to be paid over time based on respective terms	576,277

Less — Current portion of long-term debt	7,270,402 6,723,830

LONG-TERM DEBT	$ 546,572

     On May 13, 2004, David S. Bensol converted $150,000 of notes payable to officer into 600,000 shares of the Company’s common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company’s May 7, 2004 Offering, pursuant to a resolution of the Board of Directors dated May 4, 2004. The remaining notes payable to this same officer issued from May 2003 to December 2003, totaling $554,000, were forgiven by the officer upon his resignation on December 23, 2004. This forgiveness was recorded as an increase to paid in capital. Note 12 further describes the terms of the termination agreement with the officer.

     On January 18, 2005, the Company obtained a $1,500,000 loan from Jana Partners, LLC due on February 2, 2005 in exchange for warrants to purchase 50,000 shares of the Company’s common stock at $1.28 per share. This loan plus accrued interest of $15,000 was paid in full on February 4, 2005 with proceeds from the sale of unregistered securities described below.

Annual maturities of notes payable are as follows:

Year ended:	(in thousands)
2006	$7,039
2007	470
2008	48
2009	21
2010	9

NOTE 7 — LINES OF CREDIT

     On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million through May 7, 2006. The initial advance on

May 7, 2004 was in the amount of $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million. It was increased to $16 million on November 23, 2004. The credit agreement required Messrs. Elliott and Kuhnert to maintain ownership of at least twenty-five (25%) of the Company’s outstanding Common Stock, however, Comerica removed this requirement on May 3, 2005. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2 million, plus an overformula advance of $1.2 million. The overformula advance is payable at the rate of $100,000 per month for 12 consecutive months, which began in January 2005. The Company was in compliance with all covenants at March 31, 2005.

     RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. Arcadia Services’ former stockholder subordinated indebtedness which Arcadia Services owed it to indebtedness Arcadia Services owes to Comerica Bank. RKDA and its former owners, Messrs. Elliott and Kuhnert, each executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries.

     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and, along with Messrs. Elliott and Kuhnert, to customary negative covenants. Amounts outstanding under this agreement totaled $15,299,384 at March 31, 2005, of which $900,000 is classified as current and $14,399,384 is classified as long-term.

     On February 17, 2004, SSAC, LLC, a wholly-owned subsidiary, established a revolving line of credit with US Bank with a credit limit of $250,000, bearing interest at prime +1%, effectively 6.25%, at March 31, 2005, and which matured on February 17, 2005 and has been verbally extended pending formalization of the extension. The line of credit was fully borrowed with a balance of $250,186 at March 31, 2005. The Company was in compliance with all covenants at March 31, 2005.

     On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. Amounts outstanding under this agreement totaled $5,020 at March 31, 2005. The Company was in compliance with all covenants at March 31, 2005.

Annual maturities of lines of credit are as follows:

Year ended:	(in thousands)
2006	$1,150
2007	$14,404
2008	—
2009	—
2010	—

NOTE 8 — STOCKHOLDERS’ EQUITY

     On May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of Arcadia, consummated an Agreement and Plan of Merger under which CHC Sub, Inc., merged with and into RKDA. The purchase price paid was 21,300,000 shares of Arcadia common stock and 1,000,000 seven-year Class A warrants to purchase 1,000,000 shares of common stock at $0.50 per share. RKDA’s assets consist of all of the capital stock of Arcadia Services and the membership interests of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services through a stock purchase on May 7, 2004. The Company raised $8,245,000 through a Regulation D private placement of 32,980,000 common shares at a price of $0.25 per share which was completed and terminated on May 27, 2004. The offering also included 3,298,000 Class A Warrants to purchase 3,298,000 common shares of stock over seven years at an exercise price of $0.50 per share. The Placement Agent received a 10% sales commission and reimbursement for out-of-pocket expenses totaling $887,000 along with seven-year Class A warrants to purchase 2,298,000 shares of the Company’s common stock exercisable on a cashless basis at $0.50 per share which was recorded as a reduction to paid in capital.

     The post-transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the periods presented. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs as $660,000 for the year ended March 31, 2005. Additional costs will be incurred until the registration is completed.

     Three officers of the Company escrowed 6,000,000, 4,000,000 and 2,000,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Eighty (80%) percent of the Escrow Shares will be released from escrow in fiscal 2007 (40%) and fiscal 2008 (40%), if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Nevertheless, twenty (20%) percent of the Escrow Shares (2,400,000 shares) will be released if the Company’s Common Stock remains at least $1.00 per share for 30 consecutive trading days or the average closing price for any 45 day period is at least at $1.00 per share, even if the EBITDA thresholds are not met.

     Twenty (20%) percent of the Escrow Shares (2,400,000 shares) was released from escrow as of February 3, 2005, due to the average closing price of the Company’s Common Stock being at least $1.00 for the 30 consecutive day period ended January 26, 2005. In the fourth quarter, the Company recognized expense of $2,664,000 equal to the fair value of these 2,400,000 shares at the date earned.

     On May 25, 2004, the Company entered into separate agreements with certain managerial employees of Arcadia Services, Inc., that allowed the employees to purchase 840,000 shares of the Company’s common stock at $0.25 per share.

     On August 20, 2004, the Company issued 200,000 shares of its common stock to the former stockholders of American Oxygen. The aggregate consideration for these shares totaled $186,000.

     On December 2, 2004, the Company issued a total of 144,999 shares of its common stock upon the exercise of the stock options by three former employees of the Company. The aggregate consideration for these shares totaled $26,250.

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

     During fiscal 2005, the Company issued a total of 1,633,276 shares of its common stock to two former stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) per the agreement by which a second-tier wholly-owned subsidiary of the Company acquired all of Trinity’s outstanding common stock on September 23, 2004. Per the terms of the stock purchase agreement, the shares issued have a total aggregate value of $1,263,750. Of the shares of common stock issued, 305,898 shares have been escrowed until January 15, 2006 to satisfy the purchaser’s rights of recoupment/offset, per the terms of the stock purchase agreement.

     As of March 31, 2005, an additional 129,541 seven-year Class A Warrants to purchase 129,541 shares of common stock at $0.50 per share (the “Late Registration Warrants”) are issuable to those stockholders that purchased shares in the Regulation D private placement which was completed on May 27, 2004 as more fully described in Note 8. These Late Registration Warrants are issuable because per the terms of the Regulation D private placement offering, a registration statement of the related securities was not declared effective (with a current prospectus) by the Securities and Exchange Commission on or before January 22, 2005.

     Beginning February 2, 2005, Arcadia Resources, Inc.(the “Company”) sold aggregate of 5.0 million shares of its common stock, at a price of $0.90 per share, in private transactions to investors qualifying as accredited investors as defined in Rule 501(a) of Regulation D. The aggregate consideration received totaled $4.5 million of maximum $5.0 million which the Company intends to raise from this private offering for debt repayment, acquisitions and new business ventures. The Company has agreed to use its best efforts to register these shares within ninety days.

     On March 31, 2005, the balance of the $1.5 million convertible loan and related accrued interest were paid through the note holder's election to convert to 2.7 million shares of the Company's common stock.

The following table represents the aggregated activity in warrants during the period from May 10, 2004 to March 31, 2005:

			WARRANTS
		FISCAL 2005 ACTIVITY & ROLLFORWARD				RANGE OF
	5/10/2004			3/31/2005	PRICE	EXPIRATION
DESCRIPTION	OUTSTANDING	ISSUES	EXERCISES	OUTSTANDING	PER SHARE	DATES
Attached to Debt Issued	2,493,250	3,825,000	400,000	5,918,250	$0.25 to $1.28	2009-2011
Class A Warrants	5,382,750	—	24,750	5,358,000	$0.50	2011
Class A Late Registration Warrants	—	129,541	—	129,541	$0.50	2011

Total	7,876,000	3,954,541	424,750	11,405,791

See Note 13 for transactions subsequent to March 31, 2005 related to stockholders’ equity.

SETTLEMENT OF CERTAIN LIABILITIES

On May 13, 2004, David S. Bensol converted $150,000 of his debt into 600,000 shares of the Company’s common stock at $0.25 per share, plus 60,000 Class A warrants identical to those issued in connection with the Company’s May 7, 2004 Offering pursuant to a resolution of the Board of Directors dated May 4, 2004.

NOTE 9 — EARNINGS (LOSSES) PER SHARE

The following is a summary of the earnings per share component of the Company’s common stock activity for the period ended May 9, 2004 and for the year ended March 31, 2005:

(in thousands)
Shares Issued as of May 10, 2004	79,024
Shares Issued to complete Post-Merger Acquisitions	1,499
Shares Issued upon exercise of Stock Options and Warrants	179
Shares Issued upon debt repayment or election of debt conversion option	541
Shares Held in Escrow per RKDA Merger	(9,600)
Shares Issued in Private Placement of Common Stock	748
Shares Issued as payment for services	65
Shares Included in Calculation of Earnings (Losses) Per Share for the
year ended March 31, 2005	72,456

     As of May 10, 2004, the effective date of the RKDA Merger, there were 76,394,000 shares of the Company’s common stock authorized and outstanding. The 32,000,000 Shares Issued in the Offering do not include an additional 980,000 shares of the Company’s common stock issued in the Offering through the date the Offering terminated on May 27, 2004, and an additional 840,000 shares of the Company’s common stock sold to key employees of the Company’s subsidiary. The Shares Held in Escrow as a result of the RKDA Merger are not included for purposes of calculating the earnings per share in the pro forma statement of operations. Outstanding stock options to acquire common shares, and outstanding warrants to acquire common shares, have not been considered in the computation of dilutive losses per share since their effect would be antidilutive.

NOTE 10 — STOCK-BASED COMPENSATION

     The Company accounts for its stock option plan under SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required to be disclosed under SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	Successor
	For the Period	Predecessor
	Ended	For the Year Ended
	March 31, 2005	March 31, 2004
Net income (loss) as reported	$(7,897,077)	$3,731,953
Add: Stock-based employee compensation expense Included in income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	764,167	—

Pro Forma net income (loss)	$(8,661,244)	$3,731,953

Net income (loss) per share:
Basic and diluted income (loss) per share as reported	$(0.11)	$3.94
Pro Forma basic and diluted income (loss) per share	$—	$3.94

			OPTIONS
		FISCAL 2005 ACTIVITY & ROLLFORWARD					RANGE OF	RANGE OF
	5/10/2004				3/31/2005	PRICE	EXPIRATION	VESTING
	OUTSTANDING	GRANTS	FORFEITURES	EXERCISES	OUTSTANDING	PER SHARE	DATES	DATES
Issued to officers	0	8,299,040	0	0	8,299,040	$0.25 to $1.45	2009	2005-2008
Issued to other management	0	700,000	0	0	700,000	$1.45	2011	2005
From prior entity	971,033	0	288,534	144,999	537,500	$0.25 to $1.00	2011	N/A

Total	971,033	8,999,040	288,534	144,999	9,536,540

As of March 31,	2004	2005	2006	2007	2008

Cumulative Vested Options	537,500	1,386,540	3,536,540	5,536,540	9,536,540

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

NOTE 11 — INCOME TAXES

     Although the Company experienced a loss for the period May 10, 2004 through March 31, 2005, the Company recognized income tax expense related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit totaling approximately $130,000 as of March 31, 2005.

     As of March 31, 2005, the Company has net operating loss carryforwards (“NOLs”) of $1.9 million, which may be available to reduce taxable income if any, which expire through 2024. However Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has an additional $2.1 million in NOLs that are not subject to the limitations described above, which expire in 2025.

     Components of the provision (benefit) for income taxes are as follows:

2005
Current
Federal	$-0-
State and local	185,500
Deferred
Federal	-0-
State and local	-0-

Total	$185,500

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

2005
Income tax provision at 34%	(34.0%)
State and local income taxes net of federal benefit	(3.0)
Non-deductible compensation expense on release of escrowed shares	12.5
Non-deductible goodwill impairment	3.4
Non-deductible amortization of beneficial conversion feature	5.8
Non-deductible other items	.2

Non-qualified stock option exercise	(3.0)
Valuation allowance	15.1%
(3.0%)

     As of March 31, 2005, the Company has net operating loss carryforwards of approximately $4.0 million that will be available to offset future taxable income through the dates shown below:

(in thousands)
September 30, 2022	$58
September 30, 2023	1,066
September 30, 2024	794
March 31, 2025	2,051

$3,969

Significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

March 31, 2005
Allowance for doubtful accounts	$677
Accrued compensation items	165
Net operating loss	1,349
Capitalization of inventory acquisition costs	276
Other timing differences	194

Total	2,661
Valuation allowance	(2,661)

Net deferred taxes	$0

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

     Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are more likely than not to be realized. As such, the resulting estimated deferred tax assets of approximately $2.7 million as of March 31, 2005 have been offset by a corresponding valuation allowance.

NOTE 12 — RELATED PARTY TRANSACTIONS

     In connection with Mr. Bensol’s resignation as a director, officer and employee effective December 23, 2004, the Company paid $29,000 to RVC Realty to satisfy and terminate a lease obligation of the Company. Mr. Bensol is a principal in RVC Realty. Total lease obligations to RVC Realty for the nine months ended December 31, 2004 were $29,000.

     The Company purchased four entities collectively referred to as Beacon Respiratory Services effective January 1, 2005. Ms. Irish was one of the selling stockholders of those companies and has received an interest-bearing installment note payable from the Company of $150,000 related to the purchase with the final payment due January 1, 2006. The Company also retained $150,000 of the purchase price to be held until January 1, 2006 to offset valid indemnification and other claims of the Company. See Note 4 for further detail.

     In the routine course of business, the Company reimburses expenses paid by employees on behalf of the Company. As of March 31, 2005, the Company owed such expenses of $9,882 to Ms. Irish and owed $28,789 to Mr. Smith.

NOTE 13 — SUBSEQUENT EVENTS

     On April 7, 2005, the Company acquired the net assets of United Health Care Services (“United”) and of two related smaller companies. United is a home respiratory and durable medical equipment company located in Ft. Myers and Port Charlotte, Florida. The purchase price was $1,536,167 paid in cash of $1,200,167 drawn on the Company’s line of credit and the delivery of an unsecured subordinated promissory note in the principal amount of $100,000, with interest at five (5%) percent per annum, payable in two installments due at six months and twelve months from the closing date; and the issuance of an aggregate of 147,500 shares of the Company’s common stock having an aggregate value of $236,000.

     On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for aggregate consideration of $2,000,000, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.

     On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5,000,000 Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The shares issuable upon conversion of the Note carry registration rights.

     On April 29, 2005, the Company entered into and closed on an agreement by which it purchased the outstanding capital stock of Home Health Professionals, Inc. The acquisition is effective May 1, 2005. Home Health Professionals operates a home health care staffing business headquartered in Battle Creek, Michigan. The purchase price for the acquired stock is $2,500,000, plus 1,058,201 shares of the Company’s common stock valued at $2,000,000, plus the payment of amounts to be determined per an earnout formula over the twelve month period following the closing. At closing, the cash consideration and shares of the Company’s common stock were paid, less amounts escrowed to satisfy potential indemnification and other claims of the purchaser. The Company utilized proceeds from a note payable issued to a third party to pay the cash portion of the purchase price that was paid at closing. Because the balance of the purchase price payable is computed per a specified earnout formula, the Company does not anticipate that it will incur debt to finance payment of the balance of the purchase price.

     On May 13, 2005, the Company acquired the net assets of HealthLink, a home respiratory and durable medical equipment company located in Crown Point, Indiana. The purchase price was $161,000, financed by the seller, plus 15,000 shares of the Company’s common stock valued at $30,300. The purchase price is payable in 12 monthly installments of $6,700 each and a final payment of $80,000 one year from the closing date.

     On May 31, 2005, the Company acquired the membership interests in Rite at Home Health Care, LLC, a health care product-oriented catalog company located in Illinois. The purchase price of $1.26 million included 88,000 shares of the Company’s common stock valued at $189,000, $325,000 cash plus assumption of the outstanding liabilities of $746,000. The line of credit in place for Rite at Home Health Care, LLC provided $750,000 toward the funding of the transaction.

NOTE 14 — CONTINGENCIES

     As a health care provider, the Company is subject to extensive federal and state government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, audits may be conducted, with requests for patient records and other documents to support claims submitted for payment of services rendered to customers, beneficiaries of the government programs. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

NOTE 15 — SUMMARY OF QUARTERLY FINANCIAL DATA

Selected Quarterly Financial Data
	Quarter
	First *	Second	Third	Fourth **
2005	(in thousands, except per Share data)
Net sales	$23,108	$25,512	$28,091	$28,631
Gross profit	5,235	7,335	8,656	10,160
Operating income (loss)	582	181	201	(6,588)
Net income (loss)	349	(161)	(718)	(7,367)
Basic income (loss) per common share	$0.00	$0.00	$(0.01)	$(0.10)
Diluted income (loss) per common share	$0.00	$0.00	$(0.01)	$(0.10)

2004 *
Net sales	$18,208	$19,556	$19,870	$20,726
Gross profit	5,262	5,603	5,519	5,770
Operating income	826	959	954	991
Net income	826	959	954	993
Basic income per common share	$0.87	$1.01	$1.01	$1.05
Diluted income per common share	$0.87	$1.01	$1.01	$1.05

* The first quarter of 2005 includes the results of the predecessor entity. The results for 2004 are of the predecessor entity only.

**During the fourth quarter of 2005, the following items were recorded that significantly contributed to the difference in results for the fourth quarter compared to the other quarters shows in 2005: release of escrowed shares for recorded compensation expense of $2.7 million; impairment of goodwill recorded at $707,000 as a result of the annual evaluation of long-lived assets; recording of $782,000 of intangible amortization resulting from completion of purchase price allocation; and, approximately $1.5 million recorded as additional workers’ compensation cost upon receipt of annual review from program underwriter.

A reclassification of commissions paid to affiliates agencies from cost of sales to general and administrative expenses is reflected herein to be more comparable with our peers in the home health care and staffing industries.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charged to	Charged to		Balance at
	Beginning		Costs and	Other		End
	of Period		Expenses	Accounts	Deductions	of Period
Period from May 10, 2004 to March 31, 2005 Deducted from asset accounts:
Allowance for doubtful accounts	$832,000		$931,000		$(71,000)	$1,692,000
Allowance for inventory obsolescence	$200,000	*			(120,000)	$80,000
Period from April 1, 2004 to May 9, 2004 Deducted from asset accounts:
Allowance for doubtful accounts	$780,000		$52,000		$—	$832,000
Year ended March 31, 2004 Deducted from asset accounts:
Allowance for doubtful accounts	$754,000		$27,000		$(1,000)	$780,000
Year ended March 31, 2003 Deducted from asset accounts:
Allowance for doubtful accounts	$515,000		$239,000		$—	$754,000

*Allowance established in conjunction with reverse merger (See Note 4).