Form 10-Q
period 2005-06-30
ARCADIA RESOURCES, INC
filed 2005-08-15
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). ☐ Yes ☑ No
     As of August 14, 2005, 93,303,386 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I: Financial Information
Item 1. Financial Statements
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, our Current Reports on Form 8–Ks filed on April 6, 2005, April 20, 2005, May 2, 2005 and June 30, 2005 along with our annual report on Form 10–K filed on June 30, 2005, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.
The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Arcadia Resources, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
Assets (Note 7)
Current Assets
Cash	$2,731,011	$1,412,268
Accounts receivable, net of allowance of $2,152,000 and $1,692,000, respectively	22,913,088	21,453,424
Inventory, net of allowance of $40,000 and $80,000	713,670	664,269
Prepaid expenses and other current assets	1,892,417	876,523
Income taxes receivable (Note 11)	353,802	130,000

Total Current Assets	28,603,988	24,536,484

Fixed Assets
Equipment	2,964,004	2,033,919
Software	257,748	251,446
Furniture and fixtures	500,701	376,095
Vehicles	318,188	205,080
Leasehold improvements	346,337	196,337

	4,386,978	3,062,877
Accumulated depreciation and amortization	(945,499)	(787,899)

Net Fixed Assets	3,441,479	2,274,978

Other Assets (Note 4)
Goodwill	23,976,205	15,704,743
Trade name, net of accumulated amortization of $311,000 and $244,000	7,688,890	7,755,556
Customer relationships, net of accumulated amortization of $389,000 and $306,000	4,611,112	4,694,444
Technology, net of accumulated amortization of $296,000 and $232,000	464,446	527,778
Deferred financing costs, net of accumulated amortization of $384,000 and $231,000	295,996	99,099

Total Other Assets	37,036,649	28,781,620

	$69,082,116	$55,593,082

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$1,181,359	$1,150,186
Accounts payable and checks issued against future deposits	3,130,022	1,649,551
Accrued expenses:
Compensation and related taxes	2,113,840	1,959,964
Commissions	489,367	551,873
Other	637,600	592,188
Accrued Interest	462,413	263,787
Payable to affiliated agencies, current portion (Note 5)	2,816,883	1,612,715
Long-term debt, current portion (Note 6)	10,994,142	6,723,830

Total Current Liabilities	21,825,626	14,504,094
Payable to affiliate, less current portion (Note 5)	461,200	615,544
Long-term debt, less current portion (Note 6)	912,145	546,572
Line of credit, less current portion (Note 7)	15,926,817	14,404,404

Total Liabilities	39,125,788	30,070,614

Commitments and Contingencies (Notes 6, 7 and 14)
Stockholders’ Equity (Note 8)
Common stock $.001 par value, 150,000,000 shares authorized, 93,405,404 and 90,413,662 shares issued and outstanding, respectively	93,405	90,414
Additional paid-in capital	39,242,290	33,516,506
Treasury stock, 135,330 and 112,109 shares, respectively	(231,225)	(187,375)
Accumulated deficit	(9,148,142)	(7,897,077)

Total Stockholders’ Equity	29,956,328	25,522,468

	$69,082,116	$55,593,082

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor		Predecessor
	Quarter	Period From	Period From
	Ended	May 10, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 9, 2004
Net Sales (Note 15)	$30,739,040	$13,621,057	$9,486,601
Cost of Sales	20,843,022	9,699,093	6,905,998

Gross Profit	9,896,018	3,921,964	2,580,603
General and Administrative Expenses	9,773,432	3,818,740	2,101,381
Impairment of Goodwill	—	—	16,055
Depreciation and Amortization	414,975	—	—

Operating Income (Loss)	(292,389)	103,224	463,167
Other Expenses
Interest expense , net	474,895	244,282	—
Amortization of debt discount (Note 6)	423,781	35,234	—

Total Other Expenses	898,676	279,516	—

Net Income (Loss) Before Income Tax Expense	(1,191,065)	(176,292)	463,167
Income Tax Expense (Benefit) (Note 11)	60,000	(60,000)	—

Net Income (Loss)	$(1,251,065)	$(116,292)	$463,167

Unaudited pro forma amounts to reflect pro forma Income Taxes from tax status change			158,000

Pro Forma Income After Income Tax from tax status change			$305,167

Income (Loss) Per Share (Note 9):
Basic	$(0.02)	$0.00	$0.49
Diluted	$(0.02)	$0.00	$0.49
Proforma Income Per Share:
Basic			$0.32
Diluted			$0.32
Weighted average number of shares (in thousands):
Basic	82,486	67,023	948
Diluted	82,486	67,023	948

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

		Period from	Period from
	Quarter	May 10, 2004	April 1, 2004
	Ended	To	To
	June 30, 2005	June 30, 2004	May 9, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,251,065)	$(116,292)	$463,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities net of impact of acquisitions:
Provision for bad debts	191,824	67,333	42,192
Depreciation and amortization	285,472	123,554	77
Amortization of debt discount and deferred financing costs	576,884	41,933	—
Issuance of stock for services	2,000	—	—
Amortization of intangibles	213,330	—	—
Impairment of goodwill	—	—	16,055
Accrual of stock option expense	87,612	—	—
Recording of expected release of stock from escrow	410,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(981,908)	35,611	(692,193)
Inventory	(48,600)	(39,101)	—
Prepaid expenses and other current assets	(741,772)	(70,296)	27,903
Income taxes receivable	(223,802)	—	—
Checks issued against future deposits	—	(850,125)	(314,025)
Accounts payable	1,128,339	227,143	42,823
Accrued expenses and other current liabilities	(250,980)	(548,723)	(301,999)
Due to affiliated agencies	(186,156)	(161,122)	170,915

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(788,822)	(1,290,085)	(545,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(2,429,058)	—	(157,500)
(Purchases) sales of property and equipment	(1,246,004)	1,779	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,675,062)	1,779	(157,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note payable	5,000,000	—	—
Proceeds from issuance of common stock	1,980,065	—	—
Net (payments) drawn on line of credit	(382,576)	241,864	—
Payments on acquisition debt	(656,891)	(5,657,109)	—
Payments on other long-term notes payable	(157,971)	(258,147)	—
Cash acquired with reverse merger	—	7,536,180	—
Advances from stockholder	—	—	702,585

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,782,627	1,862,788	702,585

NET INCREASE IN CASH AND EQUIVALENTS	1,318,743	574,482	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,412,268	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,731,011	$574,482	$—

Supplementary information:
Cash paid during the period for:
Interest paid	$291,145	$244,282	—
Income taxes	267,773	—	—

Non cash investing activities:
Issuance of common stock for the purchase of 5 entities	$2,586,925	—	—

Non cash financing activities:
Debt issue discount	$618,323	—	—
Exercise of cashless warrants	43,762	—	—

Arcadia Resources, Inc. and Subsidiaries
Summary of Accounting Policies (Unaudited)
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
     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27%, 24%, 19% and 20% for the quarter ended June 30, 2005 and the years ended March 31, 2005, 2004 and 2003, respectively. No other customers represent more than 10% of the Company’s revenues for the periods presented.
     Allowance for Doubtful Accounts — The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectability of amounts due from customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
     Inventories — Inventories are valued at acquisition cost utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations of the Company possess the majority of the inventory. Inventories are evaluated at least annually for obsolescence and shrinkage.
     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment used for rental to patients in the home for which the related depreciation expense is included in cost of sales, approximately $120,000 for the quarter ended June 30, 2005.

     Intangible Assets — The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Certain intangible assets have been identified and recorded as more fully described in Note 4. Goodwill is now tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value. The other purchased intangibles are amortized on a straight-line basis over the estimated useful lives as follows: trade name for 30 years; customer relationships for 15 years; and technology for 3 years.
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
     Stock Plans — The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company accounted for its stock-based compensation under APB 25 through March 31, 2005. The Company’s stock-based compensation is described more fully in Note 10 to the Consolidated Financial Statements. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R is required as of the beginning of the first annual reporting period that begins after June 15, 2005. Arcadia adopted SFAS No. 123R on April 1, 2005.

Arcadia Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS
     The accompanying unaudited consolidated financial statements as of June 30, 2005 and for the periods ended June 30, 2005, June 30, 2004 and May 9, 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.
     The unaudited consolidated financial statements as of June 30, 2005 and for the period from May 10, 2004 to June 30, 2005, included the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries (collectively referred to as “Arcadia” or the “Company”). The statements of income for the period from April 1, 2004 to May 9, 2004 include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described below. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     This report should be read in conjunction with the Consolidated Financial Statements of Arcadia Resources, Inc. and subsidiaries for the years ended March 31, 2005 and 2004, included in the Form 10-K filed with the Commission on June 30, 2005.
NOTE 2 — DESCRIPTION OF BUSINESS
     Arcadia is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, respiratory and durable medical equipment and mail-order home health care products and pharmaceuticals. The Company provides staffing by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical, and technical personnel. The home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the performance of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month to month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare and state-based Medicaid programs.
NOTE 3 — EMPLOYEE BENEFIT PLANS
     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for the quarter ended June 30, 2005 or the period from May 10, 2004 to June 30, 2004.
NOTE 4 — ACQUISITIONS AND RELATED INTANGIBLE ASSETS
During the quarter ended June 30, 2005, the Company purchased the operations of 5 entities, as more fully described below. The total amounts assigned to assets and liabilities at the respective acquisition dates are as follows:

(in thousands)
Description of assets and (liabilities) purchased:
Current and other assets	$1,007
Fixed assets	206
Intangibles and goodwill	8,271
Liabilities	(4,405)

Total assets and liabilities acquired	$5,079

     On April 7, 2005, the Company acquired the net assets of United Health Care Services (“United”) and of two related smaller companies. United is a home respiratory and durable medical equipment company located in Ft. Myers and Port Charlotte, Florida. The purchase price was $1,588,000 paid in cash of $1,200,000 drawn on the Company’s line of credit and the delivery of an unsecured subordinated promissory note in the principal amount of $100,000, with interest at five (5%) percent per annum, payable in two installments due at six months and twelve months from the closing date; and the issuance of an aggregate of 147,500 shares of the Company’s common stock having an aggregate value of $288,000.
     On April 29, 2005, the Company entered into and closed on an agreement by which it purchased the outstanding capital stock of Home Health Professionals, Inc. and certain assets of Home Health Professionals Staffing, LLC. The acquisition was effective May 1, 2005. Home Health Professionals operates a home health care staffing business headquartered in Battle Creek, Michigan. The purchase price for the acquired stock was a cash payment of $2,500,000, plus 1,058,201 shares of the Company’s common stock valued at $2,000,000, plus the payment of amounts to be determined per an earnout formula over the twelve month period following the closing. At closing, the cash consideration and shares of the Company’s common stock were paid, less amounts escrowed to satisfy potential indemnification and other claims of the purchaser. The Company utilized proceeds from a convertible promissory note issued to a third party to pay the cash portion of the purchase price (see Note 6). Because the balance of the purchase price payable is computed per a specified earnout formula based on operations, the Company does not anticipate that it will incur debt to finance payment of the balance of the purchase price.
     On May 13, 2005, the Company acquired the net assets of HealthLink, a home respiratory and durable medical equipment company located in Crown Point, Indiana. The purchase price was $161,000, financed by the seller, plus 15,000 shares of the Company’s common stock valued at $30,300. The non-interest bearing purchase price payable is due in 12 equal monthly installments of $6,700 plus a final payment of $80,000 one year from the closing date.
     On May 31, 2005, the Company acquired the membership interests in Rite at Home Health Care, LLC, a health care product-oriented catalog company located in Illinois. The purchase price of $1.34 million included 88,000 shares of the Company’s common stock valued at $189,000, $325,000 cash plus assumption of the outstanding liabilities of $829,000. The line of credit in place for Rite at Home Health Care, LLC provided $750,000 toward the funding of the transaction.
     On June 27, 2005, the Company issued 42,000 shares of its common stock valued at $79,800 to a limited liability company for intellectual property it developed and the related rights to pursue a licensing agreement for providing durable medical equipment through a retailer’s store locations.

     The Company had total intangibles of $37.0 million as of June 30, 2005 including $8.3 million in intangibles acquired during the quarter ended June 30, 2005. Goodwill related to asset purchases and intangible assets are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
     Amortization expense related to the intangibles recorded in conjunction with the acquisitions described above totaled approximately $213,000 for the quarter ended June 30, 2005. The intangible assets are amortized over their expected useful lives ranging from 3 to 30 years.
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
     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $3,278,000 and $2,228,000 as of June 30, 2005 and March 31, 2005, respectively.
NOTE 6 — LONG-TERM DEBT
Long-term debt at June 30, 2005 is summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

Note payable dated September 10, 2004 bearing interest at the rate of 6% per year. The note is unsecured and was payable in full with interest by June 21, 2005, yet the payment date was extended per the original terms to September 21, 2005 at an interest rate of 12% during the extension period. The lender also received warrants to purchase up to 3,150,000 shares of common stock at $0.95 per share which expire on September 21, 2009.	$5,000,000

Convertible promissory note dated April 27, 2005 with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Noteholder may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The note is unsecured and shares issuable upon conversion of the Note carry registration rights. The $5,000,000 convertible promissory note is shown net of debt discount of $509,404 at June 30, 2005.	4,490,596

Purchase price payable to the selling stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006. The note payable is unsecured and interest began accruing on January 15, 2005.	566,349

Note payable to the selling stockholders of Trinity dated January 15, 2005, bearing simple interest of 8% per year with equal payments due quarterly beginning April 15, 2005. This note payable is unsecured and is due January 15, 2006.	248,246

Note payable due by July 1, 2006, bearing simple interest of 12%. This note payable is unsecured and interest payments only are due monthly.	275,000

Note payable to the selling stockholders of Beacon Respiratory Services, Inc. dated January 1, 2005, bearing simple interest of 8% per year with equal payments due quarterly beginning April 1, 2005 due January 1, 2006 (See Notes 4 and 12). This note payable is secured by 33% of the outstanding shares of the Beacon companies.	112,500

Purchase price escrowed to the selling stockholders of Beacon Respiratory Services, Inc. dated January 1, 2005, payable on January 1, 2006 (See Notes 4 and 12) secured by 16.33% of the outstanding shares of the Beacon companies.	150,000

Purchase price payable to United Health Care Services, Inc., payable in 2 equal semi-annual payments due on October 7, 2006 and April 7, 2006 bearing simple interest of 5%.	100,000

Purchase price payable (non-interest bearing) to HealthLink, payable in 12 equal monthly installments of $6,700 plus a final payment of $80,000 due May 13, 2006.	154,100

Other interest-bearing obligations to be paid over time based on respective terms	809,496

Less — Current portion of long-term debt	(10,994,142)

LONG-TERM DEBT	$912,145

NOTE 7 — LINES OF CREDIT
     On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million through July 7, 2006. The initial advance on May 7, 2004 was in the amount of $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million. It was increased to $16 million on November 23, 2004. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2 million, plus an overformula advance of $1.2 million. The overformula advance is payable at the rate of $100,000 per month for 12 consecutive months, which began in January 2005. On August 15, 2005, the credit agreement was amended to extend the maturity date to July 7, 2006 and to change the applicable date of a financial covenant to September 30, 2005. As of June 30, 2005, the Company was not in compliance with this financial covenant, which has now been cured by the amendment.
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
     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and, along with Messrs. Elliott and Kuhnert, to customary negative covenants. Amounts outstanding under this agreement totaled $15,349,000 at June 30, 2005.
     SSAC, LLC, a wholly-owned subsidiary, established a revolving line of credit with US Bank with a credit limit of $250,000, bearing interest at prime +1%, effectively 7%, at June 30, 2005, which matures on August 20, 2006. Amounts outstanding under this line of credit totaled $247,000 at June 30, 2005. The Company was in compliance with all covenants at June 30, 2005.
     On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. Amounts outstanding under this agreement totaled $930,000 at June 30, 2005. The Company was in compliance with all covenants at June 30, 2005.
     On May 31, 2005, the Company purchased the membership interests in Rite at Home, LLC, which had an outstanding line of credit agreement with Fifth Third Bank. The Company obtained a new line of credit of up to $750,000, which matures on June 1, 2006. The Company used $436,000 used to repay the assumed line of credit and $300,000 was used to fund the acquisition. The outstanding balance under this agreement totaled $581,000 at June 30, 2005, bearing interest at prime + 1/2%, effectively 6.5%.
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
     The post-transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the periods presented. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. Additional costs will be incurred until the registration is completed.
     On April 7, 2005 the Company issued 147,500 shares of its common stock valued at $288,000 to purchase certain assets of United Health Care Services.
     On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for aggregate consideration of $2,000,000, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
     On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5,000,000 Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The shares issuable upon conversion of the Note carry registration rights. The $5,000,000 convertible promissory note is shown net of debt discount of $509,404 at June 30, 2005.
     On May 1, 2005, the Company issued 1,058,201 shares of its common stock valued at $2,000,000 as partial consideration to purchase the stock of Home Health Professionals, Inc.
     As of June 30, 2005, two officers and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. The Company expects Messrs. Elliott and Kuhnert to meet the required milestone for release in fiscal 2007 and has recorded $410,000 in related compensation expense in the quarter ended June 30, 2005.
     During the three months ended June 30, 2005, the Company issued an aggregate net 404,479 shares of its common stock through the exercise of stock option and warrant agreements. The Company also issued 954 shares of its common stock valued at $2,000 for services.
See Note 13 for transactions subsequent to June 30, 2005 related to stockholders’ equity.
NOTE 9 — OPERATING LEASES
The Company leases office space under several operating lease agreements, which expire through 2009. Rent expense relating to these leases amounted to approximately $849,000, $479,000 and $464,000 for the years ended March 31, 2005, 2004 & 2003 respectively. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, to which there has been no material change since March 31, 2005:

Year ending March 31:
2006	$810,000
2007	700,000
2008	597,000
2009	94,000

Total	$2,201,000

NOTE 10 — STOCK-BASED COMPENSATION

On April 1, 2005, the Company adopted SFAS No. 123R. The adoption of this statement affected the accounting for shares held in escrow and outstanding options as described below for the quarter ended June 30, 2005.
As more fully described in Note 8, 4.8 million shares held in escrow could be released based on the results of operations for the year ending March 31, 2006. The Company estimates that approximately 80% of these shares will be issued and has recorded $410,000 in related compensation expense during the quarter ended June 30, 2005, all of which is non-cash in nature.
On January 4, 2005, options to purchase 150,000 shares of the Company’s common stock at $1.15 per share for a five year period were granted to an officer. Those options vested in full on May 31, 2005. Therefore, the Company recorded $81,000 in compensation expense related to this grant during the quarter ended June 30, 2005, all of which is non-cash in nature. The Company utilizes the Black-Sholes method and these amounts are shown net of related taxes.
     Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. The milestones and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest.
In summary, during the quarter ended June 30, 2005, the Company recognized $491,000 in compensation expense related to the adoption of FAS 123R. The effect on earnings per share is less than one cent per share. There was no cash effect from the adoption of SFAS No. 123R. There are no other unvested awards pending.
NOTE 11 — INCOME TAXES
     Although the Company experienced a loss for the quarter ended June 30, 2005, the Company recognized income tax expense of $60,000 related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit totaling approximately $354,000 as of June 30, 2005.
     As of June 30, 2005, the Company has net operating loss carryforwards (“NOLs”) of approximately $1.9 million, which may be available to reduce taxable income if any, which expire through 2024. However Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has an additional $3 million in NOLs that are not subject to the limitations described above, which expire in 2025.
NOTE 12 — RELATED PARTY TRANSACTIONS
     The Company purchased four entities collectively referred to as Beacon Respiratory Services effective January 1, 2005. Ms. Irish was one of the selling stockholders of those companies and has received an interest-bearing installment note payable from the Company of $150,000 related to the purchase, the balance of which was $112,500 as of June 30, 2005, with the final payment due January 1, 2006. The Company also retained $150,000 of the purchase price to be held until January 1, 2006 to offset valid indemnification and other claims of the Company.
     The Company has a note receivable from Mr. Kuhnert for $250,000 as of June 30, 2005, bearing interest of 8% per annum. The note was issued to facilitate his relocation to the executive office during the quarter ended June 30, 2005 and the entire amount was repaid in July 2005.
          The Company issued to director John T. Thornton 954 shares of common stock and options to purchase 24,303 shares of the Company’s common stock at an exercise price of $2.20 per share, per the terms of his compensation agreement for attendance at Board and Audit Committee meetings through June 30, 2005 and for his annual retainer as director and Audit Committee Chair through June 30, 2006. These shares carry registration rights.
NOTE 13 — SUBSEQUENT EVENTS
          On July 22, 2005, the Company issued an aggregate of 16,212 shares of common stock upon the exercise of Class A Warrants for consideration of 3,788 shares of the Company’s common stock which are accounted for by the Company as treasury shares. These shares carry registration rights.
          On August 12, 2005, the Company delivered an aggregate of 17,100 shares valued at $33,345 to certain employees as bonus compensation in lieu of cash payment owed and accrued as of June 30, 2005. The shares carry registration rights.

          On July 18, 2005, the Company acquired the certain assets of Alternative Home Health Care of Lee County with a cash payment of $100,000.
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
          NOTE 15 — SEGMENT INFORMATION
     For financial reporting purposes, our branch offices are aggregated into two reportable segments, Services and Products, which are managed separately based on their predominant line of business. Our Services Division consists primarily of a national provider of home care and staffing services currently operating in 22 states through its 83 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
          Our Products Division consists primarily of respiratory and durable medical equipment operations which service patients in 9 states through its 16 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy and a home health-oriented mail-order catalog.
          The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1). We evaluate performance based on profit or loss from operating income, excluding corporate, general and administrative expenses. The two companies, predecessor and successor, are combined in the following presentation to accommodate discussion and comparability between the quarters ended June 30, 2005 and June 30, 2004.

	Quarter ended	Quarter ended
(in thousands)	June 30, 2005	June 30, 2004
Net Revenues:
Services	$26,750	$22,398
Products	3,989	710
Total Revenues	30,739	23,108

Operating Income (Loss):
Services	1,230	1,090
Products	352	(430)
Unallocated Corporate Overhead	(1,874)	(94)
Total Operating Income	(292)	566

Interest Expense	475	244
Amortization of Debt Discount	424	35
Net Income (Loss) before Income Tax Expense	(1,191)	287
Income Tax Expense (Benefit)	60	(60)
Net Income (Loss)	$(1,251)	$347

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.
     We caution you that statements contained in this report on Form 10-Q (including any of our documents incorporated herein by reference) include “forward-looking statements.” The Company claims all safe harbor and other legal protections provided to it by law for all of its forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties and other factors about our Company, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Forward-looking statements are not guaranties of future performance. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.
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
     Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, our Current Reports on Form 8–Ks filed on April 6, 2005, April 20, 2005, May 2, 2005 and June 30, 2005 along with our annual report on Form 10–K filed on June 30, 2005, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.
Overview
Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 105 operating locations in 26 states. Arcadia Services, Inc., a wholly-owned subsidiary, is a national provider of staffing (medical and non-medical) and home care services (skilled and personal care/support) currently operating in 22 states through its 83 locations. We also operate a mail-order pharmacy and a home health care oriented mail-order catalog. We have durable medical equipment businesses operating in 9 states through 16 locations, providing oxygen and other respiratory therapy services and home medical equipment. We also sell surgical supplies and orthotic and prosthetic products, principally through our retail outlet in the New York metropolitan area.

Results of Operations
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
     The table below shows results of operations of April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to June 30, 2004 are those of the combined Company resulting from the RKDA reverse merger, and other entities purchased subsequent to the reverse merger, beginning with the respective date of each acquisition presented on a consolidated basis (i.e., the Successor entity). The two companies, predecessor and successor, are combined to accommodate discussion and comparability between the quarters ended June 30, 2005 and June 30, 2004.
     For financial reporting purposes, beginning with the quarter ended June 30, 2005, our branch offices are aggregated into two reportable segments, services and products, which are managed separately based on their predominant line of business. Our Services Division (“Services”) consists primarily of a national provider of home care and staffing services currently operating in 22 states through its 83 locations. The Company operates primarily in the home healthcare area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis. Our Products Division (“Products”) consists primarily of respiratory and durable medical equipment operations which service patients in 9 states through its 16 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy and a home health oriented mail-order catalog.

	Successor	Successor	Predecessor
		Period From	Period From
	Quarter	May 10, 2004	April 1, 2004
	Ended	To	To
Consolidated Statements of Operations (in thousands)	June 30, 2005	June 30, 2004	May 9, 2004
Net Sales	$30,739	$13,621	$9,487
Cost of Sales	20,843	9,699	6,906

Gross Profit	9,896	3,922	2,581
General and Administrative Expenses	9,773	3,819	2,102
Impairment of Goodwill	0	—	16
Depreciation and Amortization	535	—	—

Operating Income (Loss)	(292)	103	463
Other Expenses Other (Income)
Interest Expense (Income), Net	475	244	—
Amortization of Debt Discount	424	35	—

Total Other Expenses	899	279	—

Net Income (Loss) Before Income Tax Expense	(1,191)	(176)	463
Income Tax Expense (Benefit)	60	(60)	—

Net Income (Loss)	$(1,251)	$(116)	$463

Net sales were $30.7 million for the quarter ended June 30, 2005 compared to $23.1 million for the quarter ended June 30, 2004, representing a increase of 33%. The Company generated revenues from operations acquired since June 30, 2004 totaling 82.7% of the increase in sales, while internal growth of existing operations represented 17.3% of the increase in sales or a 5.7% internal growth rate compared to the same quarter in the prior year. There were no material changes in sales prices from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 to contribute to the improvement in revenues.

		Increase from prior	Increase from same
Net sales by quarter:	(in millions)	quarter	quarter prior year
First quarter ended June 30, 2004*	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%
First quarter ended June 30, 2005	30.7	7.4%	33.0%

*	Includes results from the predecessor entity

     The Company’s consolidated gross profit margin was 32.2% for the quarter ended June 30, 2005 compared to 28.1% for the quarter ended June 30, 2004. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004 as well as the addition of a mail-order catalog operation in May 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the quarter ended June 30, 2005 were $26.8 million and yielded a gross margin of 27.4%, while the Products’ divisional revenues resulted in $4.0 million at a gross margin of 69.0%. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The Service division’s gross margins were negatively affected in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 due to the business climate and customer mix of institutional customers, increases in workers’ compensation insurance costs and a demand for lower margin service staffing in the facilities.
Corporate general and administrative expenses for the quarter ended June 30, 2005 were $9.8 million or 32% of revenues versus $5.9 million or 26% of revenues for the quarter ended June 30, 2004. The 65% increase is due primarily to changes in the Company’s mix of business, costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. The general and administrative expenses for the Services and Products divisions were 22% and 57% of revenues, respectively as compared to 23% and 111% for the same period last year. The Company recorded $1.8 million in non-cash expenses during the quarter ended June 30, 2005, of which $689,000 are included in general and administrative expenses with no corresponding comparable items in the prior year with the exception for bad debt expense of $67,000 for the quarter ended June 30, 2004. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The post-merger transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the year ended March 31, 2005 and will continue to be until the registration is effective. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs were $90,000 for the quarter ended June 30, 2005.
The Company recognized no impairment of goodwill for the quarter ended June 30, 2005 compared to $16,000 for the quarter ended June 30, 2004. Total net intangible assets were $37.0 million of which $24.0 million was goodwill as of June 30, 2005 as compared to $22.5 million of goodwill as of June 30, 2004, prior to the purchase price allocation of the merged entities. The increase in the Company’s intangibles relates primarily to our acquisition strategy.
Depreciation and amortization expense was $415,000 for the quarter ended June 30, 2005 yet the Company had no depreciation or amortization in the quarter ended June 30, 2004. Additional depreciation expense related to equipment rented to patients of $120,000 is included as a component of cost of sales for the quarter ended June 30, 2005 compared to none recorded in the quarter ended June 30, 2004. The increase in depreciation expense relates to the increase in the Company’s fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients and additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $213,000 for the quarter ended June 30, 2005 compared to none recorded in the quarter ended June 30, 2004. Amortizable net intangibles, other than goodwill, were $13.1 million at June 30, 2005.
Interest expense was $475,000 for the quarter ended June 30, 2005 compared to $244,000 for the quarter ended June 30, 2004. The increase in interest expense is a result of borrowings resulting from the expansion of Products along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements. Total interest-bearing borrowings were $29.0 million at June 30, 2005 at rates ranging from 6.25% to 12% per annum compared to $14.6 million at similar interest rates at June 30, 2004.
Amortization of deferred debt discount was $424,000 for the quarter ended June 30, 2005 generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The warrants relate to the initial merger of the organization and accounted for $315,000 for the quarter ended June 30, 2005 versus $35,000 for the same period last year. The deferred debt discount is the fair value of stock options, warrants and conversion features granted to certain note holders as explained in Notes to the Consolidated Financial Statements. The deferred debt discount is being amortized over the life of the respective promissory notes.
The Company’s predecessor reported no income tax expense for the period from April 1, 2004 to May 9, 2004 as it was a Subchapter S taxpayer. However, the successor Company had income tax expense of $185,000 for the period from May 10, 2004 to March 31, 2005, primarily related to state income tax expenses. The Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $2.7 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes of $4.9 million that expires at various dates through 2025.
The Company’s net loss for the quarter ended June 30, 2005 was $1.3 million compared to net income of $347,000 for the quarter ended June 30, 2004. The costs responsible for this reduction in net income are: those costs related to being a separate publicly-held entity versus a subsidiary of a privately-held entity, debt discount amortization and related interest expense, public offering registration expenses, infrastructure building and related improvements, higher workers’ compensation costs, and costs related to the release of escrowed shares and stock options pursuant to FAS 123R.
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

	Successor	Successor	Predecessor
SUMMARY CONSOLIDATED	Quarter	Period from May 10,	Period from April 1,
STATEMENTS OF CASH	ended	2004 to June 30,	2004 to May 9,
FLOWS (in millions)	June 30, 2005	2004	2004
Net income (loss)	$(1.3)	$(0.1)	$0.5
Net cash provided by (used in) operating activities	(0.8)	(1.3)	(0.5)
Net cash provided by (used in) investing activities	(3.7)	(0.0)	(0.4)
Net cash provided by (used in) financing activities	5.8	1.9	$0.7
Net increase in cash and cash equivalents	$1.3	$0.6	—
Cash and cash equivalents at the end of the period	$2.7	$0.6	—
Prior to undertaking the Company’s long-term strategic growth plan, as is demonstrated by the results for the year ended March 31, 2004, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $15.2 million raised in after the merger through June 30, 2005. The Company raised $6.3 million through common stock issuances, $3.8 million by drawing on the Company’s long-term line of credit and $5.1 in other borrowings. The Company has also been successful in using notes payable and common stock as part of its consideration paid for acquisitions. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.
The Company’s cash position as of June 30, 2005 was $2.7 million. In April 2005, the Company issued a one year $5.0 million Convertible Promissory Note and sold an aggregate 1,212,121 shares of its common stock for net aggregate consideration of $1.86 million.

Gross accounts receivable of approximately $25.1 million represent accounts receivable from operations and from acquired entities. The Company is focusing additional resources on the collection of accounts receivables to improve cash flow from operations. As of June 30, 2005, the Company’s net accounts receivable represented 67 days sales outstanding, consistent with the 67 days sales outstanding as of March 31, 2005, yet declined from 58 days sales outstanding as of June 30, 2004. By type of revenue, as of June 30, 2005, the days sales outstanding for Services Division revenues were 66 and the days sales outstanding on Products Division revenues were 76 days. The acquisitions of certain Services Division operations with more institutional staffing business rather than home care revenues during fiscal 2005 has lengthened the collection process as that type of customer represents historically slower payors. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations, achieve economies of scale, control the billing process and obtain improvements in the timeliness of collections. The Company calculates its days sales outstanding as accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceding three months. Arcadia has a limited number of customers with individually large amounts due at any given balance sheet date.
We incurred substantial debt to finance RKDA’s acquisition of Arcadia Services and subsequent acquisitions. During the quarter ended June 30, 2005, the Company paid $2.4 million in cash, issued $2.6 million in its common stock and assumed or incurred $4.4 million in liabilities to purchase 5 entities. As of June 30, 2005, the current portion of our interest-bearing debt totals approximately $12.2 million, while the long-term portion of our debt totals approximately $16.8 million, for a total of approximately $29.0 million. In order to repay these obligations timely, we must maintain adequate cash flow from operations and other capital resources.
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for net aggregate consideration of $1.86 million, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5.0 million Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The shares issuable upon conversion of the Note carry registration rights.
The Company received $120,000 from the exercise of stock options and warrants during the quarter ended June 30, 2005.
Management believes that cash from operations alone will not be sufficient to repay short term debt obligations, nor will cash from operations alone be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the payment of short term debt obligations will be primarily from the equity market. As of June 30, 2005, the current portion of our interest-bearing debt totals approximately $12.2 million, while the long-term portion of our debt is approximately $16.8 million, for a total of approximately $29.0 million. During calendar years 2005 and 2006, the Company presently intends to raise a minimum of up to $20 million, preferably from the equity markets, to retire short term debt to fund internal growth and to finance acquisitions. In the short term, the Company anticipates raising approximately $10 million in equity to satisfy short term debt, obligations, with additional funds to be raised from the equity or debt markets to fund selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock. The Company expects to incur additional debt to fund the growth of its medical equipment business. Vendor-based financing is available in the form of short term notes payable or capital leases. We do not have any material commitments for capital expenditures.
To the extent that we do not successfully raise funds from the equity markets to satisfy short term debt obligations or to finance new acquisitions, we will seek debt financing. In this event, we may need to modify, postpone or abandon our strategy to grow through acquisition or may need to eliminate certain product or service offerings, as debt financing is generally at a higher cost and reduces available cash for operations by the amount of interest expense and repayments, rather than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the fifteen months ended June 30, 2005, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not presently anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will in fact successfully raise such funds from equity.
The revolving credit commitment amount on the original Comerica Bank credit facility has been increased twice since May 7, 2004. The Company expects to obtain an increase in the amount the Company is permitted to draw on the revolving credit facility to finance working capital or staffing business acquisitions. Management cannot presently quantify the likelihood of this occurring. Factors that have bearing on whether we may require additional credit include our ability to assimilate our acquired businesses by reducing operating costs through economies of scale, our ability to increase revenues through internal growth based on our existing cost structure, and our ability to generate cash from operations sufficient to service our debt level and operating costs. There is always the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facility or to lend additional funds for working capital or acquisition purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
Contractual Obligations and Commercial Commitments
As of March 31, 2005, the Company had cash payment obligations to which the Company is contractually bound, as follows:

	Payments due by March 31,
	Total	2006	2007	2008	2009	2010
Operating Leases	$2,201,121	$809,915	$700,177	$597,146	$93,883	$—
Debt Maturities *	28,139,153	8,188,877	19,874,131	47,616	20,514	8,715
Employment Agreements	995,834	516,667	414,167	65,000	—	—
Interest Expense	2,190,362	2,028,202	162,160	—	—	—

Total	$33,526,470	$11,543,661	$21,150,635	$709,762	$114,397	$8,715

*	An additional convertible note payable of $5 million entered into in April 2005 has been added to this line item.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of June 30, 2005, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgement in in evaluating the cost-benefit relationship of possible controls and procedures.
     Changes in Internal Controls. During our fiscal quarter ended June 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company intends to implement a newly-acquired management information system during the next 12 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.
Part II: Other Information
Item 1. Legal Proceedings.
     During the Company’s fiscal quarter ended June 30, 2005, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries was a party or of which any of their property was the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 5, 2005, the Company delivered 266 shares of common stock for consideration totaling $142.92, upon the exercise of stock options by a former Company employee. These shares were issued as of June 30, 2005 and do not have registration rights.
     On July 15, 2005, the Company delivered an aggregate of 60,000 shares of common stock upon the exercise of Class A Warrants for consideration totaling $30,000. These shares were issued as of June 30, 2005 and carry registration rights.
     On July 22, 2005, the Company delivered an aggregate of 16,212 shares of common stock upon the exercise of Class A Warrants for consideration of 3,788 shares of the Company’s common stock which are accounted for by the Company as treasury shares. These shares carry registration rights.
     On July 26, 2005, the Company delivered to director John T. Thornton 954 shares of common stock and options to purchase 24,303 shares of the Company’s common stock at an exercise price of $2.20 per share, per the terms of his compensation agreement for attendance at Board and Audit Committee meetings through June 30, 2005 and for his annual retainer as director and Audit Committee Chair through June 30, 2006. These shares were issued as of June 30, 2005 and carry registration rights.
     On August 12, 2005 the Company delivered 88,000 shares of common stock, valued at $189,200, to the seller of a limited liability company membership acquired by the Company. The shares were issued as of June 30, 2005 and carry registration rights.
     On August 12, 2005 the Company delivered 42,000 shares of common stock, valued at $79,800, to the seller of certain assets of a limited liability company. The shares were issued as of June 30, 2005 and carry registration rights.
     On August 12, 2005, the Company delivered an aggregate of 17,100 shares valued at $33,345 to certain Company employees as bonus compensation. The shares carry registration rights.
     Each issuance of shares of the Company’s common stock reported above occurred in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, as applicable, because the transaction did not involve any public offering. These securities were issued without general solicitation or advertising. There were no underwriters involved in any of the transactions reported herein, nor were any underwriting discounts or commissions paid. The shares sold are “restricted securities” as defined in Rule 144 (a)(3). Further, each common stock certificate issued in each transaction bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required under the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.

     No matter has been submitted to a vote of security holders during the period covered by this report.
Item 5. Other Information.
     There is no information required to be disclosed in a report on Form 8–K during the period covered by this report, but not reported.
Item 6. Exhibits.
     The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 15, 2005	By:	/s/ John E. Elliott, II

John E. Elliott, II
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 15, 2005	By:	/s/ Rebecca R. Irish

Rebecca R. Irish
Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description
31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.