Form 10-Q
period 2005-09-30
ARCADIA RESOURCES, INC
filed 2005-11-14
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 11, 2005, 93,864,481 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I: Financial Information
Item 1. Financial Statements
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our Current Reports on Form 8-Ks filed on April 6, 2005, April 20, 2005, May 2, 2005, June 30, 2005, September 22, 2005 and September 30, 2005 along with our annual report on Form 10-K as of and for the year ended March 31 2005, our quarterly report of Form 10Q for the period ended June 30, 2005, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.
The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Arcadia Resources, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
Assets (Note 7)
Current Assets
Cash	$4,111,667	$1,412,268
Accounts receivable, net of allowance of $2,021,000 and $1,692,000, respectively	24,609,729	21,453,424
Inventory, net of allowance of $40,000 and $80,000	762,656	664,269
Prepaid expenses and other current assets	2,893,589	876,523
Income taxes receivable (Note 11)	131,602	130,000

Total Current Assets	32,509,243	24,536,484

Fixed Assets
Equipment	2,935,738	2,033,919
Software	1,039,889	251,446
Furniture and fixtures	701,382	376,095
Vehicles	504,370	205,080
Leasehold improvements	449,810	196,337

	5,631,189	3,062,877
Accumulated depreciation and amortization	(1,302,385)	(787,899)

Net Fixed Assets	4,328,804	2,274,978

Other Assets (Note 4)
Goodwill	24,865,453	15,704,743
Trade name, net of accumulated amortization of $378,000 and $244,000	7,622,223	7,755,556
Customer relationships, net of accumulated amortization of $614,000 and $306,000	5,608,251	4,694,444
Technology, net of accumulated amortization of $359,000 and $232,000	401,111	527,778
Non-competition agreements, net of accumulated amortization of $46,000 and $0	184,000	—
Deferred financing costs, net of accumulated amortization of $57,000 and $231,000	23,466	99,099

Total Other Assets	38,704,504	28,781,620

	$75,542,551	$55,593,082

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$225,420	$1,150,186
Accounts payable and checks issued against future deposits	1,684,204	1,649,551
Accrued expenses	5,068,041	3,367,812
Payable to affiliated agencies, current portion (Note 5)	2,862,788	1,612,715
Long-term debt, current portion (Note 6)	1,051,954	6,723,830

Total Current Liabilities	10,892,407	14,504,094
Payable to affiliate, less current portion (Note 5)	383,077	615,544
Long-term debt, less current portion (Note 6)	739,042	546,572
Line of credit, less current portion (Note 7)	5,172,979	14,404,404

Total Liabilities	17,187,505	30,070,614

Commitments and Contingencies (Notes 6, 7 and 14)
Stockholders’ Equity (Note 8)
Common stock $.001 par value, 150,000,000 shares authorized, 93,915,590 and 90,413,662 shares issued and outstanding, respectively	93,916	90,414
Additional paid-in capital	69,207,972	33,516,506
Treasury stock, 169,224 and 112,109 shares, respectively	(319,975)	(187,375)
Accumulated deficit	(10,626,867)	(7,897,077)

Total Stockholders’ Equity	58,355,046	25,522,468

	$75,542,551	$55,593,082

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor
	Quarter	Quarter
	Ended	Ended
	September 30, 2005	September 30, 2004
Net Sales (Note 15)	$32,665,292	$25,512,001
Cost of Sales	21,964,338	18,190,107

Gross Profit	10,700,954	7,321,894
General and Administrative Expenses	10,359,241	7,086,773
Depreciation and Amortization	716,156	53,701

Operating Income (Loss)	(374,443)	181,420
Other Expenses
Interest expense, net	554,878	152,730
Amortization of debt discount (Note 6)	509,404	122,217

Total Other Expenses	1,064,282	274,947

Net Loss Before Income Tax Expense	(1,438,725)	(93,527)
Income Tax Expense (Note 11)	40,000	67,139

Net Loss	$(1,478,725)	$(160,666)

Loss Per Share (Note 8):
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of shares (in thousands):
Basic	83,782	68,449
Diluted	83,782	68,449

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor		Predecessor
	Two Quarters	Period From	Period From
	Ended	May 10, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	May 9, 2004
Net Sales (Note 15)	$63,404,332	$39,133,058	$9,486,601
Cost of Sales	42,807,360	27,889,200	6,905,998

Gross Profit	20,596,972	11,243,858	2,580,603
General and Administrative Expenses	20,132,674	10,871,769	2,101,381
Impairment of Goodwill	—	—	16,055
Depreciation and Amortization	1,131,130	87,445	—

Operating Income (Loss)	(666,832)	284,644	463,167
Other Expenses
Interest expense, net	1,029,773	397,012	—
Amortization of debt discount (Note 6)	933,185	157,451	—

Total Other Expenses	1,962,958	554,463	—

Net Income (Loss) Before Income Tax Expense	(2,629,790)	(269,819)	463,167
Income Tax Expense (Note 11)	100,000	7,139	—

Net Income (Loss)	$(2,729,790)	$(276,958)	$463,167

Unaudited pro forma amounts to reflect pro forma Income Taxes from tax status change			158,000

Pro Forma Income After Income Tax from tax status change			$305,167

Income (Loss) Per Share (Note 8):
Basic	$(0.03)	$0.00	$0.49
Diluted	$(0.03)	$0.00	$0.49
Proforma Income Per Share:
Basic			$0.32
Diluted			$0.32
Weighted average number of shares (in thousands):
Basic	83,138	68,449	948
Diluted	83,138	68,449	948

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
	Two Quarters	Period from May 10,	April 1, 2004
	Ended	2004 to September	To
	September 30, 2005	30, 2004	May 9, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,729,790)	$(276,958)	$463,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities net of impact of acquisitions:
Provision for bad debts	367,264	204,393	42,192
Depreciation and amortization	642,358	87,445	77
Amortization of debt discount and deferred financing costs	1,358,818	157,451	—
Issuance of stock for services	42,713	—	—
Accrual of stock option expense	87,612
Amortization of intangibles	614,193	—	—
Impairment of goodwill	—	—	16,055
Loss on disposition of asset	—	89,810	—
Recording of expected release of stock from escrow	410,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,386,353)	(2,730,806)	(692,193)
Inventory	(78,586)	(157,227)	—
Prepaid expenses and other current assets	(2,012,904)	(1,531,743)	27,903
Income taxes receivable	38,398	—	—
Checks issued against future deposits	—	(850,125)	(314,025)
Accounts payable	(317,480)	144,005	42,823
Accrued expenses and other current liabilities	909,987	(204,166)	(301,999)
Due to affiliated agencies	(218,374)	(266,885)	170,915

NET CASH (USED IN) OPERATING ACTIVITIES	(3,272,144)	(5,334,806)	(545,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(4,134,396)	(3,352,634)	(157,500)
Purchases of property and equipment	(2,122,215)	(13,949)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(6,256,611)	(3,366,583)	(157,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock warrants	29,180,000	—	—
Proceeds from issuance of convertible note payable	5,000,000	—	—
Proceeds from issuance of common stock	1,980,065	5,157,860	—
Proceeds from exercise of stock option	37,500
Net (payments) drawn on line of credit	(12,092,353)	2,735,144	—
Payments on acquisition debt	(1,383,882)	(5,657,109)	—
Payments on notes payable	(10,493,176)	(613,243)	—
Cash acquired with reverse merger	—	7,536,180	—
Advances from stockholder	—	—	702,585

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,228,154	9,158,832	702,585

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,699,399	457,443	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,412,268	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,111,667	$457,443	$—

Supplementary information:
Cash paid during the period for:
Interest paid	$929,220	$397,012	—
Income taxes	24,500	—	—
Non cash investing activities:
Issuance of common stock for the purchases of businesses	$3,086,925	$1,143,000	—
Non cash financing activities:
Debt issue discount	$1,127,727	$1,507,600	—
Exercise of cashless warrants	132,600	—	—
Payment of note payable with issuance of common stock	119,231

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
     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27%, 24%, 19% and 20% for the two quarters ended September 30, 2005 and the years ended March 31, 2005, 2004 and 2003, respectively. No other customers represent more than 10% of the Company’s revenues for the periods presented.
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
     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment used for rental to patients in the home for which the related depreciation expense is included in cost of sales, approximately $260,000 for the two quarters ended September 30, 2005.
     Intangible Assets — The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Certain intangible assets have been identified and recorded as more fully described in Note 4. Goodwill is now tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value. The other purchased intangibles are amortized on a straight-line basis over the estimated useful lives as follows: trade name over 30 years; customer and referral source relationships over 5 and 15 years (depending on the type of business purchased); technology for 3 years; and non-competition agreements over 5 years.
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

Arcadia Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS
     The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the periods ended September 30, 2005, September 30, 2004 and May 9, 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the quarter and for the two quarters ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.
     The unaudited consolidated financial statements as of September 30, 2005 and for the period from May 10, 2004 to September 30, 2005, include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries (collectively referred to as “Arcadia” or the “Company”). The statements of income for the period from April 1, 2004 to May 9, 2004 include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described below. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     This report should be read in conjunction with the Consolidated Financial Statements of Arcadia Resources, Inc. and subsidiaries for the years ended March 31, 2005 and 2004, included in its Form 10-K.
NOTE 2 — DESCRIPTION OF BUSINESS
     Arcadia is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, respiratory and durable medical equipment and mail-order home health care products and pharmaceuticals. The Company provides staffing by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical, and technical personnel. In addition to nurses, the home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and sells surgical supplies, orthotic and prosthetic products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the performance of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month to month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare and state-based Medicaid programs.

NOTE 3 — EMPLOYEE BENEFIT PLANS
     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for the two quarters ended September 30, 2005 or the period from May 10, 2004 to September 30, 2004.
NOTE 4 — ACQUISITIONS AND RELATED INTANGIBLE ASSETS
     During the two quarters ended September 30, 2005, the Company purchased the operations of 8 entities, as more fully described below. The total amounts assigned to assets and liabilities at the respective acquisition dates are as follows:

(in thousands)
Description of assets and (liabilities) purchased:
Current and other assets	$1,098
Fixed assets	574
Intangibles and goodwill	10,613
Liabilities	(2,015)

Total assets and liabilities acquired	$10,270

     On April 7, 2005, the Company acquired the net assets of United Health Care Services (“United”) and of two related smaller companies. United is a home respiratory and durable medical equipment company located in Ft. Myers and Port Charlotte, Florida. The purchase price was $1,588,000 as follows: cash of $1,200,000 drawn on the Company’s line of credit, the delivery of an unsecured subordinated promissory note in the principal amount of $100,000, with interest at five (5%) percent per annum, payable in two equal installments due at six months and twelve months from the closing date, and the issuance of an aggregate of 147,500 shares of the Company’s common stock having an aggregate value of $288,000.
     On April 29, 2005, the Company entered into and closed on an agreement by which it purchased the outstanding capital stock of Home Health Professionals, Inc. and certain assets of Home Health Professionals Staffing, LLC. The acquisition was effective May 1, 2005. Home Health Professionals operates a home care services business headquartered in Battle Creek, Michigan. The purchase price for the acquired stock was a cash payment of $2,500,000, plus 1,058,201 shares of the Company’s common stock valued at $2,000,000, plus the payment of amounts to be determined per an earnout formula over the twelve month period following the closing. At closing, the cash consideration and shares of the Company’s common stock were paid, less amounts escrowed to satisfy potential indemnification and other claims of the purchaser. The Company utilized proceeds from a convertible promissory note issued to a third party to pay the cash portion of the purchase price (see Note 6). Because the balance of the purchase price payable is computed per a specified earnout formula based on operations, the Company does not anticipate that it will incur debt to finance payment of the balance of the purchase price.
     On May 13, 2005, the Company acquired the net assets of HealthLink, a home respiratory and durable medical equipment company located in Crown Point, Indiana. The purchase price was a note to the seller of $160,000 plus 15,000 shares of the Company’s common stock valued at $30,300. The non-interest bearing purchase price payable is due in 12 equal monthly installments of $6,700 plus a final payment of $80,000 one year from the closing date.
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
     On July 18, 2005, the Company acquired certain assets of Alternative Home Health Care of Lee County with a cash payment of $100,000.

     On August 12, 2005, the Company acquired certain assets of Summit Healthcare with a cash payment of $100,000 funded from operations and a note payable of $500,000 which was paid in full as of September 30, 2005. An additional $50,000 is being held in escrow for one year pending resolution of certain items.
     On September 27, 2005, the Company acquired certain assets of Low Country Home Medical Equipment Company, Inc. with a cash payment of $1.5 million funded with proceeds from its warrant offering, along with issuance of 191,571 shares of the Company’s common stock valued at $500,000.
     Acquisitions completed after September 30, 2005 are presented in Note 13 — Subsequent Events.
     The cash payments and note redemptions subsequent to mid-September 2005 were funded by the Company’s warrant offering as more fully described in Note 8 — Stockholders’ Equity.
     The Company had net intangible assets of $38.7 million as of September 30, 2005 including $10.6 million in intangible assets acquired during the two quarters ended September 30, 2005. Goodwill related to asset purchases and intangible assets are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill related to the purchase of common stock of corporations is not amortizable for tax purposes as the acquisitions.
     Amortization expense related to the intangibles recorded in conjunction with the Company’s acquisitions totaled approximately $614,000 for the two quarters ended September 30, 2005. The intangible assets are amortized over their expected useful lives as follows: trade name over 30 years, customer and referral source relationships over 5 years and 15 years (depending on the type of business purchased), technology over 3 years and non-competition agreements over 5 years.
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
     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $3.2 million and $2.2 million as of September 30, 2005 and March 31, 2005, respectively.
NOTE 6 — LONG-TERM DEBT
     Long-term debt at September 30, 2005 is summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

Purchase price payable to the selling stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006. The note payable is unsecured and interest began accruing on January 15, 2005.	$471,958

Unsecured note payable to the selling stockholders of Trinity dated January 15, 2005, bearing simple interest of 8% per year with equal payments due October 15, 2005 and January 15, 2006.	160,746

Purchase price escrowed to the selling stockholders of Beacon Respiratory Services, Inc. (“Beacon”) dated January 1, 2005, payable on January 1, 2006 (See Notes 4 and 12) secured by 16.33% of the outstanding shares of the Beacon companies.	150,000

Purchase price payable to United Health Care Services, Inc., payable in 2 equal semi-annual payments due on October 7, 2005 and April 7, 2006 bearing simple interest of 5%.	100,000

Purchase price payable (non-interest bearing) to HealthLink, payable in 12 equal monthly installments of $6,700 plus a final payment of $80,000 due May 13, 2006.	134,000

Other interest-bearing obligations to be paid over time based on respective terms	774,292

Less — Current portion of long-term debt	(1,051,954)

LONG-TERM DEBT	$739,042

NOTE 7 — LINES OF CREDIT
     On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million. The initial advance on May 7, 2004 was $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million and increased again to $16 million on November 23, 2004. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2.5 million. On August 15, 2005, the credit agreement was amended to extend the maturity date to July 7, 2006 and to change the applicable date of a financial covenant to September 30, 2005. The credit agreement was further amended on August 30, 2005 to include a fourth wholly-owned subsidiary of Arcadia Services, to increase the credit commitment amount to $19 million and to extend the maturity date to September 1, 2007. As of September 30, 2005, the Company was in compliance with all financial covenants.
     RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. Arcadia Services’ former stockholder subordinated indebtedness which Arcadia Services owed it to indebtedness Arcadia Services owes to Comerica Bank. RKDA and its former owners, Messrs. Elliott and Kuhnert, each executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries. Messrs. Elliott and Kuhnert were released from the personal guaranty requirements after September 30, 2005.
     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers, currently prime, effectively 6.75%. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and, along with Messrs. Elliott and Kuhnert, to customary negative covenants. Amounts outstanding under this agreement totaled $5.2 million at September 30, 2005.
     SSAC, LLC, a wholly-owned subsidiary, established a revolving line of credit with US Bank with a credit limit of $250,000, bearing interest at prime +1%, effectively 7.75%, at September 30, 2005, which matures on August 20, 2006. There were no amounts outstanding under this line of credit at September 30, 2005. The Company was in compliance with all covenants at September 30, 2005.
     On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime + 1/2%, effectively 7.25% at September 30, 2005. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There were no amounts outstanding under this agreement at September 30, 2005. The Company was in compliance with all covenants at September 30, 2005.
     On May 31, 2005, the Company purchased the membership interests in Rite at Home, LLC, which had an outstanding line of credit agreement with Fifth Third Bank. The Company obtained a new line of credit of up to $750,000, which matures on June 1,

2006. The Company used $436,000 to repay the assumed line of credit and $300,000 was used to fund the acquisition. The outstanding balance under this agreement totaled $225,000 at September 30, 2005, bearing interest at prime + 1/2%, effectively 7.25%.
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
     On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5,000,000 Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The shares issuable upon conversion of the Note carry registration rights. The $5,000,000 convertible promissory note was repaid prior to September 30, 2005 with proceeds from the September warrant offering described below and the remaining debt discount was amortized during the quarter ended September 30, 2005.
     On April 29, 2005, the Company issued 1,058,201 shares of its common stock valued at $2,000,000 as partial consideration to purchase the stock of Home Health Professionals, Inc.
     As of September 30, 2005, two officers and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. During the quarter ended September 30, 2005, the Company determined it was unlikely to meet the targets described above and therefore, no additional amounts were accrued during the quarter ended September 30, 2005. Total expense for the six months ended September 30, 2005 related to this was $410,000.
     Beginning September 16, 2005, the Company sold to accredited investors pursuant to Regulation D, Series B-1 common stock purchase warrants and Series B-2 common stock purchase warrants for aggregate consideration totaling $31 million. An aggregate of 13.8 million shares of the Company’s common stock are issuable on exercise of the Series B-1 warrants at an exercise price of $0.001 per share. An aggregate of 4.8 million shares of the Company’s common stock are issuable on exercise of the Series B-2 warrants at an exercise price of $2.25 per share. The Series B-1 and Series B-2 warrants are exercisable for a term of four years and after one year, may be exercised on a cashless basis. A holder may not acquire shares of common stock on exercise to the extent that the number of shares of common stock beneficially owned would exceed 4.9% of the Company’s common stock then issued and outstanding. If applicable, the four year term is subject to an 18 month extension if this limitation applies on expiration of the term. The warrants and underlying shares of common stock carry registration rights.
     During the two quarters ended September 30, 2005, the Company issued an aggregate net 623,000 shares of its common stock through the exercise of stock option and warrant agreements. The Company also issued 18,000 shares of its common stock valued at $34,000 for services.
     See Note 4 for the discussion of issuance of shares as consideration in acquisitions, Note 13 for transactions subsequent to September 30, 2005 related to stockholders’ equity and Note 12 for transactions with related parties.
NOTE 9 — OPERATING LEASES
     The Company leases office space under several operating lease agreements, which expire through 2009. Rent expense relating to these leases amounted to approximately $849,000, $479,000 and $464,000 for the years ended March 31, 2005, 2004 & 2003 respectively. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, to which there has been no material change since March 31, 2005:

Year ending March 31:
2006	$810,000
2007	700,000
2008	597,000
2009	94,000

Total	$2,201,000

NOTE 10 — STOCK-BASED COMPENSATION
     On April 1, 2005, the Company adopted SFAS No. 123R. The adoption of this statement affected the accounting for shares held in escrow and outstanding options as described below for the two quarters ended September 30, 2005.
     As more fully described in Note 8, 4.8 million shares held in escrow could be released based on the results of operations for the years ending March 31, 2006 and 2007.
     On January 4, 2005, options to purchase 150,000 shares of the Company’s common stock at $1.15 per share for a five year period were granted to an officer. Those options vested in full on May 31, 2005. Therefore, the Company recorded $81,000 in compensation expense related to this grant during the two quarters ended September 30, 2005, all of which is non-cash in nature. The Company utilizes the Black-Scholes method and these amounts are shown net of related taxes.
     On May 7, 2004, Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. The milestones and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. During the quarter ended September 30, 2005, the Company determined it was unlikely to meet the targets described above and therefore, no additional amounts were accrued during the quarter ended September 30, 2005.
     In summary, during the two quarters ended September 30, 2005, the Company recognized $491,000 in compensation expense related to the adoption of FAS 123R. The effect on earnings per share is less than one cent per share. There was no cash effect from the adoption of SFAS No. 123R. There are no other unvested awards pending.

NOTE 11 — INCOME TAXES
     Although the Company experienced a loss for the two quarters ended September 30, 2005, the Company recognized income tax expense of $100,000 related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit totaling approximately $314,000 as of September 30, 2005.
     As of September 30, 2005, the Company has net operating loss carryforwards (“NOLs”) of approximately $1.9 million, which may be available to reduce taxable income if any, which expire through 2024. However Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has an additional $5.7 million in NOLs that are not subject to the limitations described above, which expire in 2025.
NOTE 12 — RELATED PARTY TRANSACTIONS
     The Company purchased four entities collectively referred to as Beacon Respiratory Services effective January 1, 2005. Ms. Irish was one of the selling stockholders of those companies and has received an interest-bearing installment note payable from the Company of $150,000 related to the purchase, the balance of which was $112,500 as of September 30, 2005, with the final payment due January 1, 2006. The Company also retained $150,000 of the purchase price to be held until January 1, 2006 to offset valid indemnification and other claims of the Company. Ms. Irish converted the balance of the note and the related accrued interest on September 30, 2005 to 48,865 shares of the Company’s common stock at the market price.
     The Company issued to director John T. Thornton 954 shares of common stock and options to purchase 24,303 shares of the Company’s common stock at an exercise price of $2.20 per share, per the terms of his compensation agreement for attendance at Board and Audit Committee meetings through September 30, 2005 and for his annual retainer as director and Audit Committee Chair through September 30, 2006. These shares carry registration rights.
NOTE 13 — SUBSEQUENT EVENTS
     On October 17, 2005, the Company acquired certain assets of Madrid Medical Equipment with cash payments totaling $170,000 and assumption of debts totaling $72,000.
     On October 21, 2005, the Company acquired certain assets of Sparrow Private Duty Services with a cash payment of $90,000.
     On November 3, 2005, the Company acquired the outstanding stock of O2 Plus. The purchase price of $1.9 million included: $1.1 million cash funded with proceeds from its warrant offering; plus assumption of the outstanding liabilities of $736,000; and $100,000 held in escrow pending the satisfaction of certain post-closing requirements. In the event that certain future growth goals are met, an additional purchase price of up to $1 million could be paid over two years to the sellers in shares of the Company’s common stock.
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
NOTE 15 — SEGMENT INFORMATION
     For financial reporting purposes, our branch offices are aggregated into two reportable segments, Services and Products, which are managed separately based on their predominant line of business. Our Services Division consists primarily of a national provider of home care and staffing services currently operating in 22 states through its 81 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
     Our Products Division consists primarily of respiratory and durable medical equipment operations, including retail stores, which service patients in 10 states through its 24 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy and a home health-oriented mail-order catalog.
     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1). We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses. The two companies, predecessor and successor, are combined in the following presentation to accommodate discussion and comparability between the two quarters ended September 30, 2005 and September 30, 2004.

	Quarter ended	Quarter ended
(in thousands)	September 30, 2005	September 30, 2004
Net Revenues:
Services	$27,850	$24,334
Products	4,815	1,178

Total Revenues	$32,665	$25,512

Operating Income (Loss) and Net Loss:
Services	$1,076	$1,378
Products	(263)	(479)
Unallocated Corporate Overhead	(1,188)	(718)

Total Operating Income (Loss)	(375)	181

Interest Expense	555	153
Amortization of Debt Discount	509	122

Net Loss before Income Tax Expense	(1,439)	(94)
Income Tax Expense	40	67

Net Loss	$(1,479)	$(161)

	Two Quarters	Two Quarters
	Ended	Ended
	September 30,	September 30,
(in thousands)	2005	2004
Net Revenues:
Services	$54,601	$46,732
Products	8,803	1,888

Total Revenues	$63,404	$48,620

Operating Income (Loss) and Net Income (Loss):
Services	$2,306	$2,468
Products	89	(908)
Unallocated Corporate Overhead	(3,062)	(812)

Total Operating Income (Loss)	(667)	748

Interest Expense	1,030	397
Amortization of Debt Discount	933	158

Net Income (Loss) before Income Tax Expense	(2,630)	193
Income Tax Expense	100	7

Net Income (Loss)	$(2,730)	$186

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
     Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our Current Reports on Form 8-Ks filed on April 6, 2005, April 20, 2005, May 2, 2005, June 30, 2005, September 22, 2005 and September 30, 2005 along with our annual report on Form 10-K as of and for the year ended March 31, 2005, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.
Overview
     Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 107 operating locations in 27 states. Arcadia Services, Inc., a wholly-owned subsidiary, is a national provider of staffing (medical and non-medical) and home care services (skilled and personal care/support) currently operating in 22 states through its 81 locations. We also operate a mail-order pharmacy and a home health care oriented mail-order catalog. We have durable medical equipment businesses, including retail stores, operating in 10 states through 24 locations, providing oxygen and other respiratory therapy services and home medical equipment. We also sell surgical supplies and orthotic and prosthetic products, principally through our retail outlet in the New York metropolitan area.

Results of Operations
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
     For financial reporting purposes, beginning with the quarter ended June 30, 2005, our branch offices are aggregated into two reportable segments, services and products, which are managed separately based on their predominant line of business. Our Services Division (“Services”) consists primarily of a national provider of home care and staffing services currently operating in 22 states through its 81 locations. The Company operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis. Our Products Division (“Products”) consists primarily of respiratory and durable medical equipment operations, including retail stores, which service patients in 10 states through its 24 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy and a home health oriented mail-order catalog.

	Successor	Successor
	Quarter	Quarter
	Ended	Ended
Consolidated Statements of Operations (in thousands)	September 30, 2005	September 30, 2004
Net Sales	$32,665	$25,512
Cost of Sales	21,964	18,190

Gross Profit	10,701	7,322
General and Administrative Expenses	10,359	7,087
Impairment of Goodwill	—	—
Depreciation and Amortization	716	54

Operating Income (Loss)	(374)	181
Other Expenses
Interest Expense, Net	555	153
Amortization of Debt Discount	510	122

Total Other Expenses	1,065	275

Net Loss Before Income Tax Expense	(1,439)	(94)
Income Tax Expense	40	67

Net Loss	$(1,479)	$(161)

Net sales were $32.7 million for the quarter ended September 30, 2005 compared to $25.5 million for the quarter ended September 30, 2004, representing a increase of 28%. The Company generated revenues from operations acquired since September 30, 2004 totaling 91.1% of the increase in sales, while internal growth of existing operations represented 8.9% of the increase in sales compared to the same quarter in the prior year. There were no material changes in sales prices from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 to contribute to the improvement in revenues.

		Increase from prior	Increase from same
Net sales by quarter:	(in millions)	Quarter	quarter prior year
First quarter ended June 30, 2004*	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%
First quarter ended June 30, 2005	30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%

*	Includes results from the predecessor entity
The Company’s consolidated gross profit margin was 32.8% for the quarter ended September 30, 2005 compared to 28.7% for the quarter ended September 30, 2004. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004 as well as the addition of a mail-order catalog operation in May 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the quarter ended September 30, 2005 were $27.9 million and yielded a gross margin of 27.1% compared to revenues of $24.3 million and gross margin of 27.8% for the quarter ended September 30, 2004. The Products’ divisional revenues for the quarter ended September 30, 2005 were $4.8 million at a gross margin of 65.2% compared to revenues of $1.2 million and gross margin of 47.9% for the quarter ended September 30, 2004. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The Services’ division’s gross margins were negatively affected in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 due to the business climate and customer mix of institutional customers, increases in workers’ compensation insurance costs and a demand for lower margin service staffing in the facilities. The Products’ division was approximately half mail-order pharmacy operation and half durable medical and respiratory equipment in the quarter ended September 30, 2004 compared to a mix of those two product offerings along with mail-order catalog and retail sales in the quarter ended September 30, 2005.
Corporate general and administrative expenses for the quarter ended September 30, 2005 were $10.4 million or 32% of revenues versus $7.1 million or 28% of revenues for the quarter ended September 30, 2004. The 47% increase is due primarily to changes in the Company’s mix of business, costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. The general and administrative expenses for the Services and Products divisions were 22% and 67% of revenues, respectively as compared to 22% and 89% for the same period last year. The Company recorded $1.76 million in non-cash expenses during the quarter ended September 30, 2005, of which $216,000 are included in general and administrative expenses with no corresponding comparable items in the prior year with the exception for bad debt expense of $137,000 for the quarter ended September 30, 2004. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The post-merger transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the year ended March 31, 2005 and will continue to be until the registration is effective. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs were $60,000 for the quarter ended September 30, 2005.
Depreciation and amortization expense was $716,000 for the quarter ended September 30, 2005 compared to depreciation and amortization expense $54,000 in the quarter ended September 30, 2004. Additionally, the Company includes depreciation expense related to equipment rented to patients of $140,000 as a component of cost of sales for the quarter ended September 30, 2005 compared to none recorded in the quarter ended September 30, 2004. The increase in depreciation expense relates to the increase in the Company’s fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients and additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $613,000 for the quarter ended September 30, 2005 compared to none recorded in the quarter ended September 30, 2004. Amortizable net intangibles, other than goodwill, were $13.8 million at September 30, 2005. The Company completed the purchase price allocation of Trinity Healthcare of Winston Salem, Inc. during the quarter ended September 30, 2005 which required a reallocation of $1.45 million from goodwill to amortizable intangibles and generated $127,000 of related amortization during the quarter.
Earnings before interest, income taxes, depreciation and amortization (EBITDA) were $482,000 for the quarter ended September 30, 2005 compared to $235,000 for the quarter ended September 30, 2004.

	Quarter Ended	Quarter Ended
(in thousands)	September 30, 2005	September 30, 2004
Operating Income (Loss)	$(374)	$181
Depreciation and Amortization	856	54

EBITDA	$482	$235
Interest expense was $555,000 for the quarter ended September 30, 2005 compared to $153,000 for the quarter ended September 30, 2004. The increase in interest expense is a result of borrowings resulting from the expansion of Products along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements. Total interest-bearing borrowings were $7.3 million at September 30, 2005 at rates ranging from 6.75% to 7.75% per annum compared to $14.6 million at similar interest rates at rates ranging from 5.75% to 12% at September 30, 2004. During the quarter ended September 30, 2005, the Company paid down $22.8 million in interest-bearing debt, most of which was paid off with the proceeds from the warrant offering as more fully described in the Liquidity and Capital Resources section.
Amortization of deferred debt discount was $509,000 for the quarter ended September 30, 2005 compared to $122,000 for the quarter ended September 30, 2004. These discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The convertible note payable was repaid in full on September 30, 2005, therefore the remaining $355,000 unamortized portion of the conversion feature was amortized at that time. The deferred debt discount is the fair value of stock options, warrants and conversion features granted to certain note holders as explained in Notes to the Consolidated Financial Statements. The deferred debt discounts have been amortized over the lives of the respective promissory notes, all of which were paid in full as of September 30, 2005.
The Company had income tax expense of $40,000 for the quarter ended September 30, 2005 compared to $67,000 for the quarter ended September 30, 2004, primarily related to state income tax expenses. The Company has net operating loss carryforwards for tax purposes of $7.6 million that expire at various dates through 2025.
The Company’s net loss for the quarter ended September 30, 2005 was $1.5 million compared to a net loss of $161,000 for the quarter ended September 30, 2004. The Company incurred total non-cash expenses of $1.5 million in the quarter ended September 30, 2005 compared to $264,000 in the quarter ended September 30, 2004. The costs responsible for this reduction in net income are: debt discount amortization and related interest expense, acquisition related amortization and depreciation, infrastructure building, higher workers’ compensation costs, those costs related to being a separate publicly-held entity versus a subsidiary of a privately-held entity and public offering registration expenses, .

Results of Operations
Two Quarters Ended September 30, 2005 Compared to Two Quarters Ended September 30, 2004
The table below shows results of operations of April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to September 30, 2004 are those of the combined Company resulting from the RKDA reverse merger, and other entities purchased subsequent to the reverse merger, beginning with the respective date of each acquisition presented on a consolidated basis (i.e., the Successor entity). The two companies, predecessor and successor, are combined to accommodate discussion and comparability between the two quarters ended September 30, 2005 and September 30, 2004.

	Successor	Successor	Predecessor
		Period From	Period From
	Two Quarters	May 10, 2004	April 1, 2004
	Ended	To	To
Consolidated Statements of Operations (in thousands)	September 30, 2005	September 30, 2004	May 9, 2004
Net Sales	$63,404	$39,133	$9,487
Cost of Sales	42,807	27,889	6,906

Gross Profit	20,597	11,244	2,581
General and Administrative Expenses	20,133	10,872	2,102
Impairment of Goodwill	—	—	16
Depreciation and Amortization	1,131	87	—

Operating Income (Loss)	(667)	285	463
Other Expenses Other
Interest Expense, Net	1,030	397	—
Amortization of Debt Discount	933	157	—

Total Other Expenses	1,963	554	—

Net Income (Loss) Before Income Tax Expense	(2,630)	(270)	463
Income Tax Expense	100	7	—

Net Income (Loss)	$(2,730)	$(277)	$463

Net sales were $63.4 million for the two quarters ended September 30, 2005 compared to $48.6 million for the two quarters ended September 30, 2004, representing a increase of 30.5%. The Company generated revenues from operations acquired since September 30, 2004 totaling 85.6% of the increase in sales, while internal growth of existing operations represented 14.4% of the increase in sales compared to the same two quarters in the prior year. There were no material changes in sales prices from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 to contribute to the improvement in revenues.
The Company’s consolidated gross profit margin was 32.5% for the two quarters ended September 30, 2005 compared to 28.4% for the two quarters ended September 30, 2004. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004 as well as the addition of a mail-order catalog operation in May 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the two quarters ended September 30, 2005 were $54.6 million and yielded a gross margin of 27.3% compared to $46.7 million at a gross margin of 27.6%. The Products’ divisional revenues for the two quarters ended September 30, 2005 were $8.8 million at a gross margin of 64.8% compared to revenues for the two quarters ended September 30, 2004 of $1.9 million at a gross margin of 48.7%. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The Services’ division’s gross margins were negatively affected in the two quarters ended September 30, 2005 compared to the two quarters ended September 30, 2004 due to the business climate and customer mix of institutional customers, increases in workers’ compensation insurance costs and a demand for lower margin service staffing in the facilities. The Products’ division consisted of approximately 60% mail-order pharmacy and 40% durable medical and respiratory equipment in the two quarters ended September 30, 2004 compared to a mix of those two product offerings along with mail-order catalog and retail sales in the two quarters ended September 30, 2005.
Corporate general and administrative expenses for the two quarters ended September 30, 2005 were $20.1 million or 32% of revenues versus $12.9 million or 27% of revenues for the two quarters ended September 30, 2004. The 55% increase is due primarily to changes in the Company’s mix of business, costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. The general and administrative expenses for the Services and Products divisions were 22% and 63% of revenues, respectively as compared to 23% and 111% for the same period last year. The Company recorded $3.5 million in non-cash expenses during the two quarters ended September 30, 2005, of which $908,000 are included in general and administrative expenses compared to total non-cash expenses $597,000 for the two quarters ended September 30, 2004. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The post-merger transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the year ended March 31, 2005 and will continue to be until the registration is effective. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs were $150,000 for the two quarters ended September 30, 2005.
Depreciation and amortization expense was $1.1 million for the two quarters ended September 30, 2005 compared to $87,000 for the two quarters ended September 30, 2004. Additional depreciation expense related to equipment rented to patients of $260,000 is included as a component of cost of sales for the two quarters ended September 30, 2005 compared to none recorded in the two quarters ended September 30, 2004. The increase in depreciation expense relates to the increase in the Company’s fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients and additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $614,000 for the two quarters ended September 30, 2005 compared to none recorded in the two quarters ended September 30, 2004. Amortizable net intangibles, other than goodwill, were $13.8 million at September 30, 2005. The Company completed the purchase price allocation of Trinity Healthcare of Winston-Salem, Inc. during the quarter ended September 30, 2005 which required a reallocation of $1.45 million from goodwill to amortizable intangibles and generated $127,000 of related amortization during the quarter.
Earnings before interest, income taxes, depreciation and amortization (EBITDA) were $724,000 for the two quarters ended September 30, 2005 compared to $835,000 for the two quarters ended September 30, 2004.

	Two Quarters Ended	Two Quarters Ended
	September 30, 2005	September 30, 2004
Operating Income (Loss)	$(667)	$748
Depreciation and Amortization	1,391	87

EBITDA	$724	$835
Interest expense was $1.03 million for the two quarters ended September 30, 2005 compared to $397,000 for the two quarters ended September 30, 2004. The increase in interest expense is a result of borrowings resulting from the expansion of Products along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements. Total interest-bearing borrowings were $7.3 million at September 30, 2005 at rates ranging from 6.75% to 7.75% per annum compared to $14.6 million at similar interest rates at rates ranging from 5.75% to 12% at September 30, 2004. During the quarter ended September 30, 2005, the Company paid down $22.8 million in interest-bearing debt, most of which was paid off with the proceeds from the warrant offering as more fully described in the Liquidity and Capital Resources section.
Amortization of deferred debt discount was $933,000 for the two quarters ended September 30, 2005 compared to $157,000 for the two quarters ended September 30, 2004. These discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The convertible note payable was repaid in full on September 30, 2005, therefore the remaining $355,000 unamortized portion of the conversion feature was amortized at that time. The deferred debt discount is the fair value of stock options, warrants and conversion features granted to certain note holders as explained in Notes to the Consolidated Financial Statements. The deferred debt discounts have been amortized over the lives of the respective promissory notes, all of which were paid in full as of September 30, 2005.

The Company had income tax expense of $100,000 for the two quarters ended September 30, 2005 compared to $7,000 for the two quarters ended September 30, 2004, primarily related to state income tax expenses. The Company has net operating loss carryforwards for tax purposes of $7.6 million that expire at various dates through 2025.
The Company’s net loss for the two quarters ended September 30, 2005 was $2.7 million compared to net income of $186,000 for the two quarters ended September 30, 2004. The Company incurred total non-cash expenses of $3.5 million in the two quarters ended September 30, 2005 compared to $597,000 for the two quarters ended September 30, 2004. The costs responsible for this reduction in net income are: debt discount amortization and related interest expense, costs related to the release of escrowed shares and stock options pursuant to FAS 123R, acquisition related amortization and depreciation, infrastructure building, higher workers’ compensation costs, those costs related to being a separate publicly-held entity versus a subsidiary of a privately-held entity and public offering registration expenses.
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

	Successor	Successor	Predecessor
	Two Quarters	Period from May 10,	Period from April 1,
SUMMARY CONSOLIDATED	ended	2004 to September 30,	2004 to May 9,
STATEMENTS OF CASH FLOWS (in millions)	September 30, 2005	2004	2004
Net income (loss)	$(2.7)	$(0.3)	$0.5
Net cash (used in) operating activities	(3.3)	(5.3)	(0.5)
Net cash (used in) investing activities	(6.2)	(3.4)	(0.2)
Net cash provided by financing activities	12.2	9.2	$0.7
Net increase in cash and cash equivalents	$2.7	$0.5	—
Cash and cash equivalents at the end of the period	$4.1	$0.5	—
Prior to undertaking the Company’s long-term strategic growth plan, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $48 million raised in equity instruments after the merger through September 30, 2005 (including the conversion of notes payable into common stock). The Company also has in place a long-term line of credit, a few short-term lines of credit and has used notes payable to sellers as a means of financing some acquisitions.
On September 29, 2005, the Company completed a warrant offering as more fully described in Note 8 — Stockholders’ Equity. With the proceeds of this offering, the Company reduced its interest-bearing debt by $22.8million to $7.2 million as of September 30, 2005. Most of the debt was generated by the reverse merger transaction of May 2004 and subsequent acquisitions. Subsequent to September 30, 2005, the Company made 3 acquisitions with a combination of cash of $1.4 million, $908,000 in notes or escrows payable and shares of its common stock valued at $1 million (issuable upon attainment of certain growth goals). The Company currently has $14 million available through its various lines of credit.
The Company has been successful in using notes payable and common stock as part of its consideration paid for acquisitions. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.
The Company’s cash position as of September 30, 2005 was $4.1 million.
Gross accounts receivable of approximately $26.6 million represent accounts receivable from operations and from acquired entities. The Company is focusing additional resources on the collection of accounts receivables to improve cash flow from operations. As of September 30, 2005, the Company’s net accounts receivable represented 67 days sales outstanding, consistent with the 67 days sales outstanding as of March 31, 2005, yet declined from 58 days sales outstanding as of September 30, 2004. By type of revenue, as of September 30, 2005, the days sales outstanding for Services Division revenues were 67 and the days sales outstanding on Products Division revenues were 72 days. The acquisitions of certain Services Division operations with more institutional staffing business rather than home care revenues during fiscal 2005 has lengthened the collection process as that type of customer represents historically slower payors. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations, achieve economies of scale, control the billing process and obtain improvements in the timeliness of collections and has shown a 4 day improvement in days sales outstanding during the quarter ended September 30, 2005. The Company calculates its days sales outstanding as accounts receivable less acquired accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceding three months. The Company has a limited number of customers with individually large amounts due at any given balance sheet date.
During the two quarters ended September 30, 2005, the Company paid $4.2 million in cash, issued $3.1 million in its common stock and assumed or incurred $5.1 million in liabilities to purchase 8 entities.
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for net aggregate consideration of $1.86 million, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5.0 million Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The debt was repaid on September 30, 2005 and therefore, the conversion rights were extinguished.
The Company received $158,000 from the exercise of stock options and warrants during the two quarters ended September 30, 2005.
Management believes that cash from operations will be sufficient to repay short-term debt obligations. However, cash from operations alone may not be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the payment of long-term debt obligations and for acquisitions will be primarily from the equity market. As of September 30, 2005, the current portion of our interest-bearing debt totals approximately $1.3 million, while the long-term portion of our debt is approximately $5.9 million, for a total of approximately $7.2 million. During calendar years 2005 and 2006, the Company has raised $48 million from the equity markets (including the conversion of notes payable into common stock) in accordance with its plan and has retired short term debt, reduced borrowings on its lines of credit, funded internal growth and financed 18 acquisitions. In the short term, the Company anticipates raising additional equity funding to fund selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock. The Company expects to incur additional debt to fund the growth of its medical equipment business. Vendor-based financing is available in the form of short term notes payable or capital leases. We do not have any material commitments for capital expenditures.
To the extent that we do not successfully raise funds from the equity markets to finance new acquisitions, we may seek debt financing or may choose debt financing, which is generally at a higher cost and reduces available cash for operations by the amount of interest expense and repayments. Alternatively, we may choose to modify or postpone our strategy to grow through acquisition or may choose to eliminate certain product or service offerings. Higher financing costs, modification of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the fifteen months ended September 30, 2005, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will successfully raise such funds.
The revolving credit commitment amount on the original Comerica Bank credit facility has been increased three times since its May 7, 2004 inception. In August 2005, the credit agreement was amended to in the credit commitment amount to $19 million and to extend the maturity date to September 1, 2007. The Company is permitted to draw on the revolving credit facility to finance working capital or staffing business acquisitions. Factors that have bearing on whether we may require additional credit include our ability to assimilate our acquired businesses by reducing operating costs through economies of scale, our ability to increase revenues through internal growth based on our existing cost structure, and our ability to generate cash from operations sufficient to service our debt level and operating costs. There is always the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facility or to lend additional funds for working capital or acquisition purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.

Contractual Obligations and Commercial Commitments
As of March 31, 2005, the Company had cash payment obligations to which the Company is contractually bound, as follows:

	Payments due by March 31,
	Total	2006	2007	2008	2009	2010
Operating Leases	$2,201,121	$809,915	$700,177	$597,146	$93,883	$—
Debt Maturities	5,032,776	781,800	4,174,131	47,616	20,514	8,715
Employment Agreements	995,834	516,667	414,167	65,000	—	—
Interest Expense	2,190,362	2,028,202	162,160	—	—	—

Total	$10,420,093	$4,136,584	$5,450,635	$709,762	$114,397	$8,715

There have been no material changes since March 31, 2005 except for the recapitalization of the Company’s debt with proceeds from its September warrant offering. The table has been adjusted to remove those debt maturities outstanding at March 31, 2005 that have been extinguished as of September 30, 2005 totalling $18 million plus repayment of a $5 million convertible promissory note.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. During our fiscal quarter ended September 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company intends to implement a newly-acquired management information system during the next 12 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.

Part II: Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Since the Company filed its last current report on Form 8-K on September 30, 2005, the Company has not been required per Item 3.02(b) of Form 8-K to report unregistered sales of equity securities which in the aggregate constitute less than one (1%) percent of the number of securities of the same class outstanding. Notwithstanding, the Company reports herein such unregistered sales of equity securities. All shares of common stock referenced herein carry resale registration rights.
     On September 30, 2005, the Company issued to its Chief Financial Officer 48,865 shares of common stock, having an aggregate value of $119,231, as payment in full of a shareholder note payable by Beacon Respiratory Services, Inc., a subsidiary of the Company. The Chief Financial Officer was a shareholder of Beacon before its acquisition by the Company.
     On September 29, 2005, the Company issued an aggregate of 150 shares having an aggregate value of $365 to three of the Company’s affiliated agencies, as an incentive bonus, without payment of consideration by such persons and not in lieu of compensation payable to such persons by the Company. The Company awarded the shares as the result of a competition among the Company’s affiliated agencies intended to provide an incentive for improving customer service skills and sales of the Company’s staffing services.
     On October 25, 2005, the Company issued 18,563 shares common stock upon the exercise of Class A Warrants for consideration totaling $9,282.
     Each issuance of shares of the Company’s common stock reported above occurred in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, if applicable, because the transaction did not involve any public offering. These securities were issued without general solicitation or advertising. There were no underwriters involved in any of the transactions reported herein, nor were any underwriting discounts or commissions paid. The shares sold are “restricted securities” as defined in Rule 144 (a)(3). Further, each common stock certificate issued in each transaction bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company’s counsel that registration is not required under the Securities Act of 1933.
     As of October 25, 2005, an aggregate of 99,552 shares of common stock, for aggregate consideration of 23,948 shares of the Company’s common stock surrendered on conversion and which are accounted for by the Company as treasury shares, were issued upon the cashless exercise of Class A Warrants. No commission or other remuneration was paid or given for such exchange. The issuances of these shares are exempt from registration on the basis of Section 3(a)(9) of the Securities Act of 1933, as well as Section 4(2) of the Securities Act of 1933 as not involving any public offering.
Item 6. Exhibits.
     The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 11, 2005	By:	/s/ John E. Elliott, II

John E. Elliott, II
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 11, 2005	By:	/s/ Rebecca R. Irish

Rebecca R. Irish
Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description
4.1	Warrant Purchase and Registration Rights Agreement dated September 26, 2005.*

4.2	Warrant Purchase and Registration Rights Agreement dated September 28, 2005.*

4.3	Form of B-1 Warrant.*

4.4	Form of B-2 Warrant.*

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference (File No. 000-31249).