Form 10-Q
period 2005-12-31
ARCADIA RESOURCES, INC
filed 2006-02-14
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 14, 2006, 96,373,057 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page No.
Part I: Financial Information

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

Part II: Other Information

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 5: Other Information
Item 6. Exhibits

Signatures
Private Stock Purchase Agreement SICAV One dated November 28, 2005
Private Stock Purchase Agreement SICAV Two dated November 28, 2005
Haifley Employment Agreement dated December 7, 2005
Haifley Non-Qualified Stock Option Agreement dated December 7, 2005
Haifley Restricted Stock Grant Agreement dated December 7, 2005
Certification of the Chief Executive Officer Pursuant to Section 302
Certification of Principal Accounting and Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Principal Accounting and Financial Officer Pursuant to Section 906

PART I: Financial Information
Item 1. Financial Statements
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, our Current Reports on Form 8–Ks filed on April 6, 2005, April 20, 2005, May 2, 2005, June 30, 2005, September 22, 2005, September 30, 2005, December 1, 2005 and December 13, 2005 along with our annual report on Form 10–K as of and for the year ended March 31 2005, our quarterly reports on Form 10Q for the periods ended June 30, 2005 and September 30, 2005, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.
The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Arcadia Resources, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Audited)
Assets (Note 7)
Current Assets
Cash	$2,496,547	$1,412,268
Accounts receivable, net of allowance of $1,843,000 and $1,692,000, respectively	26,585,230	21,453,424
Inventory, net of allowance of $80,000	884,861	664,269
Prepaid expenses and other current assets	4,457,925	876,523
Income taxes receivable (Note 11)	101,602	130,000

Total Current Assets	34,526,165	24,536,484

Fixed Assets
Equipment	4,337,726	2,033,919
Software	267,160	251,446
Furniture and fixtures	1,244,567	376,095
Vehicles	492,460	205,080
Leasehold improvements	360,997	196,337

	6,702,910	3,062,877
Accumulated depreciation and amortization	(1,653,783)	(787,899)

Net Fixed Assets	5,049,127	2,274,978

Other Assets (Note 4)
Goodwill	26,431,386	15,704,743
Trade name, net of accumulated amortization of $444,000 and $244,000	7,555,556	7,755,556
Customer relationships, net of accumulated amortization of $701,000 and $306,000	5,384,243	4,694,444
Technology, net of accumulated amortization of $422,000 and $232,000	337,778	527,778
Non-competition agreements, net of accumulated amortization of $26,000 and $0	157,970	—
Deferred financing costs, net of accumulated amortization of $68,000 and $231,000	27,034	99,099

Total Other Assets	39,893,967	28,781,620

	$79,469,259	$55,593,082

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$448,870	$1,150,186
Accounts payable and checks issued against future deposits	1,862,808	1,649,551
Accrued expenses	3,684,360	3,367,812
Payable to affiliated agencies, current portion (Note 5)	2,782,690	1,612,715
Long-term debt, current portion (Note 6)	1,534,024	6,723,830

Total Current Liabilities	10,312,752	14,504,094
Payable to affiliate, less current portion (Note 5)	318,094	615,544
Long-term debt, less current portion (Note 6)	960,488	546,572

Line of credit, less current portion (Note 7)	10,300,527	14,404,404

Total Liabilities	21,891,861	30,070,614

Commitments and Contingencies (Notes 6, 7 and 14)
Stockholders’ Equity (Note 8)
Common stock $.001 par value, 150,000,000 shares authorized, 96,319,625 and 90,413,662 shares issued and outstanding, respectively	96,320	90,414
Additional paid-in capital	74,317,954	33,516,506
Treasury stock, 199,110 and 112,109 shares, respectively	(396,725)	(187,375)
Stock subscription receivable	(5,000,000)	—
Accumulated deficit	(11,440,151)	(7,897,077)

Total Stockholders’ Equity	57,577,398	25,522,468

	$79,469,259	$55,593,082

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor
	Quarter	Quarter
	Ended	Ended
	December 31, 2005	December 31, 2004
Net Sales (Note 15)	$33,298,557	$28,090,534
Cost of Sales	21,985,099	19,413,068

Gross Profit	11,313,458	8,677,466
General and Administrative Expenses	11,290,948	8,342,918
Depreciation and Amortization	650,685	133,883

Operating Income (Loss)	(628,175)	200,665
Other Expenses:
Interest expense, net	168,330	298,642
Amortization of debt discount (Note 6)	—	525,141

Total Other Expenses	168,330	823,783

Net Loss Before Income Tax Expense	(796,505)	(623,118)
Income Tax Expense (Note 11)	16,778	95,114

Net Loss	$(813,283)	$(718,232)

Loss Per Share (Note 8):
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares (in thousands):
Basic	84,240	68,494
Diluted	84,240	68,494

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Successor		Predecessor
	Three Quarters	Period From	Period From
	Ended	May 10, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	May 9, 2004
Net Sales (Note 15)	$96,702,889	$67,223,593	$9,486,601
Cost of Sales	64,792,459	47,302,269	6,905,998

Gross Profit	31,910,430	19,921,324	2,580,603
General and Administrative Expenses	31,423,622	19,214,686	2,101,381
Depreciation and Amortization	1,781,815	221,328	—

Operating Income (Loss)	(1,295,007)	485,310	479,222
Other Expenses
Impairment of Goodwill	—	—	16,055
Interest expense, net	1,198,103	695,654	—
Amortization of debt discount (Note 6)	933,185	682,593	—

Total Other Expenses	2,131,288	1,378,247	16,055

Net Income (Loss) Before Income Tax Expense	(3,426,295)	(892,937)	463,167
Income Tax Expense (Note 11)	116,778	102,253	—

Net Income (Loss)	$(3,543,073)	$(995,190)	$463,167

Unaudited pro forma amounts to reflect pro forma Income Taxes from tax status change			158,000

Pro Forma Income After Income Tax from tax status change			$305,167

Income (Loss) Per Share (Note 8):
Basic	$(0.04)	$(0.01)	$0.49
Diluted	$(0.04)	$(0.01)	$0.49
Proforma Income Per Share:
Basic			$0.32
Diluted			$0.32
Weighted average number of shares (in thousands):
Basic	83,506	68,460	948
Diluted	83,506	68,460	948

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters	Period from	Period from
	Ended	May 10, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	May 9, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,543,073)	$(995,190)	$463,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of impact of acquisitions:
Provision for bad debts	572,576	459,595	42,192
Depreciation and amortization	1,245,473	221,328	77
Amortization of debt discount and deferred financing costs	1,370,250	682,593	—
Issuance of stock for services	74,965	—	—
Accrual of stock option expense	87,612	—	—
Amortization of intangibles	811,764	—	—
Impairment of goodwill	—	—	16,055
Loss on disposition of asset	—	89,810	—
Recording of expected release of stock from escrow	410,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,437,166)	(3,675,988)	(692,193)
Inventory	(87,791)	(175,769)	—
Prepaid expenses and other current assets	(3,557,239)	(2,202,874)	27,903
Income taxes receivable	68,398	—	—
Checks issued against future deposits	—	(850,125)	(314,025)
Accounts payable	(145,797)	193,352	42,823
Accrued expenses and other current liabilities	(746,311)	166,523	(301,999)
Due to affiliated agencies	(363,455)	(377,952)	170,915

NET CASH (USED IN) OPERATING ACTIVITIES	(8,239,794)	(6,464,697)	(545,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(5,469,919)	(3,745,697)	(157,500)
Purchases of property and equipment	(2,422,394)	(104,182)	—
Proceeds from sale of assets	—	1,779	—

NET CASH (USED IN) INVESTING ACTIVITIES	(7,892,313)	(3,848,100)	(157,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock warrants	31,040,065	5,192,859	—
Proceeds from issuance of convertible note payable	—	—	—
Proceeds from issuance of common stock	—	—	—
Proceeds from exercise of stock options/warrants	166,782	—	—
Net (payments) drawn on line of credit	(6,741,356)	4,503,480	—
Payments on acquisition debt	(1,611,323)	(5,657,109)	—
Payments on notes payable	(5,637,782)	(629,505)	—
Cash acquired with reverse merger	—	7,536,180	—
Advances from stockholder	—	—	702,585

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,216,386	10,945,905	702,585

NET INCREASE IN CASH AND EQUIVALENTS	1,084,279	633,108	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,412,268	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,496,547	$633,108	$—

Supplementary information:
Cash paid during the period for:
Interest paid	$1,128,832	$537,211	—
Income taxes	43,355	190,014	—
Non cash investing activities:
Issuance of common stock for the purchases of businesses	$3,086,925	$1,143,000	—
Non cash financing activities:
Debt issue discount	$1,127,727	$1,507,600	—
Exercise of cashless warrants	209,350	554,000	—
Payment of note payable with issuance of common stock	119,231	266,685	—

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
     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 28%, 24%, 19% and 20% for the three quarters ended December 31, 2005 and the years ended March 31, 2005, 2004 and 2003, respectively. No other customers represent more than 10% of the Company’s revenues for the periods presented.
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
     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment used for rental to patients in the home for which the related depreciation expense is included in cost of sales, approximately $410,000 for the three quarters ended December 31, 2005.
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

Arcadia Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS
     The accompanying unaudited consolidated financial statements as of December 31, 2005 and for the periods ended December 31, 2005, December 31, 2004 and May 9, 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the quarter and for the three quarters ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year.
     The unaudited consolidated financial statements as of December 31, 2005 and for the period from May 10, 2004 to December 31, 2005, include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries (collectively referred to as “Arcadia” or the “Company”). The statements of income for the period from April 1, 2004 to May 9, 2004 include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described below. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     This report should be read in conjunction with the Consolidated Financial Statements of Arcadia Resources, Inc. and subsidiaries for the years ended March 31, 2005 and 2004, included in its Form 10-K and our quarterly reports on Form 10Q for the periods ended June 30, 2005 and September 30, 2005.
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

NOTE 3 — EMPLOYEE BENEFIT PLANS
     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for the three quarters ended December 31, 2005 or the period from May 10, 2004 to December 31, 2004.
NOTE 4 — ACQUISITIONS AND RELATED INTANGIBLE ASSETS
During the three quarters ended December 31, 2005, the Company purchased the operations of 11 entities, as more fully described below. The total amounts assigned to assets and liabilities at the respective acquisition dates are as follows:

(in thousands)
Description of assets and (liabilities) purchased:
Current and other assets	$1,424
Fixed assets	1,346
Intangibles and goodwill	11,996
Liabilities	(4,337)

Total assets and liabilities acquired	$10,429

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

     On September 27, 2005, the Company acquired certain assets of Low Country Home Medical Equipment Company, Inc. with a cash payment of $1.5 million funded with proceeds from its warrant offering. The Company also issued of 191,571 shares of the its common stock valued at $500,000 to escrow to be distributed to the sellers one year after the purchase .
     On October 17, 2005, the Company acquired certain assets of Madrid Medical Equipment with cash payments totaling $170,000 and assumption of debts totaling $72,000.
     On October 21, 2005, the Company acquired certain assets of Sparrow Private Duty Services with a cash payment of $90,000.
     On November 3, 2005, the Company acquired the outstanding stock of O2 Plus. The purchase price of $1.9 million included $1.1 million cash funded with proceeds from its warrant offering; plus assumption of the outstanding liabilities of $739,000; and $100,000 pending the satisfaction of certain post-closing requirements. In the event that certain future growth goals are met, an additional purchase price of up to $1 million could be paid over two years to the sellers in shares of the Company’s common stock.
     The cash payments and note redemptions subsequent to September 2005 were funded by the Company’s warrant offering as more fully described in Note 8 – Stockholders’ Equity.
     The Company had net intangible assets of $39.9 million as of December 31, 2005 including $12 million in intangible assets acquired during the three quarters ended December 31, 2005. Goodwill related to asset purchases and intangible assets are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill related to the purchase of common stock of corporations is not amortizable for tax purposes as the acquisitions.
     Amortization expense related to the intangibles recorded in conjunction with the Company’s acquisitions totaled approximately $812,000 for the three quarters ended December 31, 2005. The intangible assets are amortized over their expected useful lives as follows: trade name over 30 years, customer and referral source relationships over 5 years and 15 years (depending on the type of business purchased), technology over 3 years and non-competition agreements over 5 years.
     Acquisitions completed after December 31 , 2005 are presented in Note 13 – Subsequent Events.
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
     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $3.1 million and $2.2 million as of December 31, 2005 and March 31, 2005, respectively.

NOTE 6 — LONG-TERM DEBT
Long-term debt at December 31, 2005 is summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

Purchase price payable to the selling stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006. The note payable is unsecured and interest began accruing on January 15, 2005	$377,567

Unsecured note payable to the selling stockholders of Trinity dated January 15, 2005, bearing simple interest of 8% per year with final payment due and paid on January 15, 2006	104,496

Purchase price escrowed to the selling stockholders of Beacon Respiratory Services, Inc. (“Beacon”) dated January 1, 2005, payable on January 1, 2006 (See Notes 4 and 12) secured by 16.33% of the outstanding shares of the Beacon companies. The obligation was paid in full in February 2006	150,000

Purchase price payable to United Health Care Services, Inc., final semi-annual payment due on April 7, 2006 bearing simple interest of 5%	50,000

Purchase price payable (non-interest bearing) to HealthLink, payable in 12 equal monthly installments of $6,700 plus a final payment of $80,000 due May 13, 2006	107,200

Purchase price payable (non-interest bearing) to the selling stockholders of O2 Plus, Inc. dated November 2, 2005 due May 2006	100,000

Other interest-bearing obligations to be paid over time based on respective terms	1,605,249

Less — Current portion of long-term debt	(1,534,024)

LONG-TERM DEBT	$960,488

NOTE 7 — LINES OF CREDIT
     On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million. The initial advance on May 7, 2004 was $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million and increased again to $16 million on November 23, 2004. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2.5 million. On August 15, 2005, the credit agreement was amended to extend the maturity date to July 7, 2006. The credit agreement was further amended on August 30, 2005 to include a fourth wholly-owned subsidiary of Arcadia Services, to increase the credit commitment amount to $19 million and to extend the maturity date to September 1, 2007. As of December 31, 2005, the Company was in compliance with all financial covenants.
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
     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers, currently prime, effectively 7.25% at December 31, 2005. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and, along with Messrs. Elliott and Kuhnert, to customary negative covenants. Amounts outstanding under this agreement totaled $10.3 million at December 31, 2005.
     SSAC, LLC, a wholly-owned subsidiary, established a revolving line of credit with US Bank with a credit limit of $250,000, bearing interest at prime +1%, effectively 8.25%, at December 31, 2005, which matures on August 20, 2006. There were no amounts outstanding under this line of credit at December 31, 2005. The Company was in compliance with all covenants at December 31, 2005.
     On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime + 1/2%, effectively 7.75% at December 31, 2005. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $25,000 outstanding under this agreement at December 31, 2005. The Company was in compliance with all covenants at December 31 2005.
     On May 31, 2005, the Company purchased the membership interests in Rite at Home, LLC, which had an outstanding line of credit agreement with Fifth Third Bank. The Company obtained a new line of credit of up to $750,000, which matures on June 1, 2006. The Company used $436,000 to repay the assumed line of credit and $300,000 was used to fund the acquisition. The outstanding balance under this agreement totaled $424,000 at December 31, 2005, bearing interest at prime + 1/2%, effectively 7.75%.
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
     As of September 30, 2005, two officers and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). Fifty (50%) percent of the Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the

24 month period ending March 31, 2007 of at least $22,000,000. During the quarter ended September 30, 2005, the Company determined it was unlikely to meet the targets described above and therefore, no additional amounts were accrued during the quarters ended September 30, 2005 or December 31, 2005. Total expense for the three quarters ended December 31, 2005 related to this was $410,000.
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
     During the three quarters ended December 31, 2005, the Company issued an aggregate net 765,000 shares of its common stock through the exercise of stock warrant agreements. The Company also issued 18,000 shares of its common stock valued at $41,000 for services.
          On November 28, 2005, the Company agreed to sell for placement with two European bank SICAV funds an aggregate of 2,222,222 shares of common stock for aggregate consideration totaling $5,000,000. The transactions are expected to be completed by the end of February 2006. In the event that the aggregate consideration is not received by the Company per the terms of the stock purchase agreements, the Company may terminate the transactions. The shares carry registration rights for public resale within the United States. The related shares are shown as outstanding at December 31, 2005 with an offsetting amount for the related receivable.
     See Note 4 for the discussion of issuance of shares as consideration in acquisitions, Note 13 for transactions subsequent to December 31, 2005 related to stockholders’ equity and Note 12 for transactions with related parties.
NOTE 9 — OPERATING LEASES
          The Company leases office space under several operating lease agreements, which expire through 2009. Rent expense relating to these leases amounted to approximately $849,000, $479,000 and $464,000 for the years ended March 31, 2005, 2004 & 2003 respectively. Management expects leases to be renewed or replaced in the ordinary course of business. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, to which there has been no material change since March 31, 2005:

Year ending March 31:
2006	$810,000
2007	700,000
2008	597,000
2009	94,000

Total	$2,201,000

NOTE 10 — STOCK-BASED COMPENSATION
          On April 1, 2005, the Company adopted SFAS No. 123R. The adoption of this statement affected the accounting for shares held in escrow and outstanding options as described below for the three quarters ended December 31, 2005.
          As more fully described in Note 8, 4.8 million shares held in escrow could be released based on the results of operations for the years ending March 31, 2006 and 2007.
          On January 4, 2005, options to purchase 150,000 shares of the Company’s common stock at $1.15 per share for a five year period were granted to an officer. Those options vested in full on May 31, 2005. Therefore, the Company recorded $81,000 in compensation expense related to this grant during the three quarters ended December 31, 2005, all of which is non-cash in nature. The Company utilizes the Black-Scholes method and these amounts are shown net of related taxes.

          On May 7, 2004, Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. The milestones and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. During the quarter ended September 30, 2005, the Company determined it was unlikely to meet the targets described above and therefore, no additional amounts were accrued during the two quarters ended December 31, 2005.
          On December 7, 2005, the Company appointed James E. Haifley as its Executive Vice President. Mr. Haifley’s duties include oversight for the Company’s staffing and durable medical equipment divisions. Mr. Haifley’s employment agreement provides for an annual base salary of $140,000, subject to discretionary increase by the Company’s Board of Directors. Employment is terminable at will. Should the Company end his employment other than for specified cause, Mr. Haifley is entitled to severance compensation equal to his annual base salary then in effect. In the event of a termination of employment in connection with a change of control in defined circumstances, the Company will pay Mr. Haifley two and one-half times his annual base salary then in effect. The employment agreement provides a covenant-not-to compete and an award of 150,000 restricted shares of the Company’s common stock to vest at the rate of 9,375 shares upon execution and per quarter thereafter, for which the Company recorded $25,252 in related compensation expense during the quarter ended December 31, 2005. On February 16, 2005, Mr. Haifley, who joined the Company in 2004 as Director of Business Development, was awarded non-qualified options to purchase 100,000 shares of the Company’s common stock at $1.45 per share, with exercise contingent on vesting and execution of a non-compete agreement. The options vested on March 31, 2005 and are exercisable through March 31, 2010 or ninety (90) days following termination of employment on any basis, whichever event occurs first.
          In summary, during the three quarters ended December 31, 2005, the Company recognized $491,000 in compensation expense related to the adoption of FAS 123R. The effect on earnings per share is less than one cent per share. There was no cash effect from the adoption of SFAS No. 123R. There are no other unvested awards pending.
OPTIONS
FISCAL 2005 ACTIVITY & ROLLFORWARD

							RANGE OF	RANGE OF
	3/31/2005				12/31/2005	PRICE	EXPIRATION	VESTING
	OUTSTANDING	GRANTS	FORFEITURES	EXERCISES	OUTSTANDING	PER SHARE	DATES	DATES
Issued to officers	8,299,040	0	0	0	8,299,040	$0.25 to $1.45	2009	2005-2008
Issued to other management	700,000	0	0	0	700,000	\$1.45	2011	2005
From prior entity	537,500	0	0	0	537,500	$0.25 to $1.00	2011	N/A

Total	9,536,540	0	4	0	9,536,540

As of March 31,	2005	2006	2007	2008
Cumulative Vested Options	1,386,540	3,536,540	5,536,540	9,536,540
          A summary of the Company’s non-vested shares as of March 31, 2005 and changes to date during the year ending March 31, 2006, is presented below:

		Weighted Average Grant
	Shares	Date Fair Value
Non-vested at March 31, 2005	8,150,000	0
Granted	0	0
Vested	150,000	$81,000
Forfeited	0	0
Non-vested at December 31, 2005	8,000,000	0
          As of December 31 2005, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. No cost is expected to be recognized as the Company believes it unlikely that the requirements for vesting as described above will be met. The total fair value of shares vested during the year ended March 31, 2005 and the three quarters ended December 31, 2005 were $0 and $81,000, respectively.

NOTE 11 — INCOME TAXES
     Although the Company experienced a loss for the three quarters ended December 31, 2005, the Company recognized income tax expense of $117,000 related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit totaling approximately $130,000 as of December 31, 2005.
     As of May 10, 2004, the Company had net operating loss carryforwards (“NOLs”) of approximately $1.9 million, which may be available to reduce taxable income if any, which expire through 2024. However Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has approximately an additional $6.5 million in NOLs that are not subject to the limitations described above, which expire in 2025.
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
NOTE 12 — RELATED PARTY TRANSACTIONS
     The Company purchased four entities collectively referred to as Beacon Respiratory Services effective January 1, 2005. Ms. Irish was one of the selling stockholders of those companies and has received an interest-bearing installment note payable from the Company of $150,000 related to the purchase, the balance of which was $112,500 as of September 30, 2005, with the final payment due January 1, 2006. Ms. Irish converted the balance of the note and the related accrued interest on September 30, 2005 to 48,865 shares of the Company’s common stock at the market price. In February 2006, the Company disbursed to the sellers the remaining purchase price payable that had been retained to offset valid indemnification and other claims of the Company.
          The Company issued 18,750 shares of its common stock having an aggregate value of $47,000 on January 1, 2006 and subsequently awarded 25,000 shares of its common stock having an aggregate value of $72,000 on February 10, 2006 as payment of a discretionary bonus to its Chief Financial Officer, pursuant to her employment agreement. The shares carry registration rights.
     The Company issued to director John T. Thornton 954 shares of common stock and options to purchase 24,303 shares of the Company’s common stock at an exercise price of $2.20 per share, per the terms of his compensation agreement for attendance at Board and Audit Committee meetings through June 30, 2005 and for his annual retainer as director and Audit Committee Chair through June 30, 2006. On January 23, 2006, 1,161 shares of common stock having an aggregate value of $3,000 were issued to Mr. Thornton per the terms of his compensation agreement for attendance at board and audit committee meetings through December 31, 2005. The shares carry registration rights.
NOTE 13 — SUBSEQUENT EVENTS
     On January 11, 2006, the Company acquired certain assets of HomeLife Medical Equipment, Inc. with a cash payment of $1.4 million funded with proceeds from its warrant offering, along with assumption of liabilities of $92,000.
     On January 27, 2006, the Company acquired certain assets of Remedy Therapeutics. The purchase price of $4.8 million included $3.2 million cash funded with proceeds from its warrant offering, a note payable to sellers of $800,000 bearing interest at 8%, 192,901 shares of the Company’s common stock valued at $500,000 plus assumption of the outstanding liabilities of $342,000. In the event that certain future growth goals are met, an additional purchase price of up to $1.5 million could be paid over two years to the sellers in shares of the Company’s common stock.

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
NOTE 15 — SEGMENT INFORMATION
     For financial reporting purposes, our branch offices are aggregated into two reportable segments, Services and Products, which are managed separately based on their predominant line of business. Our Services Division consists primarily of a national provider of home care and staffing services currently operating in 20 states through its 76 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
     Our Products Division consists primarily of respiratory and durable medical equipment operations, including retail stores, which service patients in 12 states through its 28 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy and a home health-oriented mail-order catalog.
     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1). We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses. The two companies, predecessor and successor, are combined in the following presentation to accommodate discussion and comparability between the three quarters ended December 31, 2005 and December 31, 2004.

	Quarter ended	Quarter ended
(in thousands)	December 31, 2005	December 31, 2004
Net Revenues:
Services	$27,867	$25,181
Products	5,432	2,910

Total Revenues	$33,299	$28,091

Operating Income (Loss) and Net Loss:
Services	$1,272	$1,177
Products	(1,202)	(212)
Unallocated Corporate Overhead	(698)	(764)

Total Operating Income (Loss)	(628)	201

Interest Expense	168	299
Amortization of Debt Discount	—	525

Net Loss before Income Tax Expense	(796)	(623)
Income Tax Expense	17	95

Net Loss	$(813)	$(718)

	Three Quarters	Three Quarters
	Ended	Ended
	December 31,	December 31,
(in thousands)	2005	2004
Net Revenues:
Services	$82,467	$71,913
Products	14,236	4,797

Total Revenues	$96,703	$76,710

Operating Income (Loss) and Net Income (Loss):
Services	$3,578	$3,645
Products	(1,114)	(1,120)

	Three Quarters	Three Quarters
	Ended	Ended
	December 31,	December 31,
(in thousands)	2005	2004
Unallocated Corporate Overhead	(3,759)	(1,576)

Total Operating Income (Loss)	(1,295)	949

Interest Expense	1,198	696
Amortization of Debt Discount	933	683

Net Income (Loss) before Income Tax Expense	(3,426)	(430)
Income Tax Expense	117	102

Net Income (Loss)	$(3,543)	$(532)

(in thousands)
Assets:	12/31/05	3/31/05
Services	$47,348	$43,159
Products	23,968	10,467
Unallocated Corporate Assets	8,153	1,967

Total Assets	$79,469	$55,593

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
     Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10–Q, our Current Reports on Form 8–Ks filed on April 6, 2005, April 20, 2005, May 2, 2005, June 30, 2005, September 22, 2005, September 30, 2005, December 1, 2005 and December 13, 2005 along with our annual report on Form 10–K as of and for the year ended March 31, 2005, our quarterly reports on Form 10Q for the periods ended June 30, 2005 and September 30, 2005 and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.
Overview
Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 110 operating locations in 24 states. Arcadia Services, Inc., a wholly-owned subsidiary, is a national provider of staffing (medical and non-medical) and home care services (skilled and personal care/support) currently operating in 20 states through its 76 locations. We also operate a mail-order pharmacy and a home health care oriented mail-order catalog. We have durable medical equipment businesses, including retail stores, operating in 12 states through 28 locations, providing oxygen and other respiratory therapy services and home medical equipment.

Results of Operations
Quarter Ended December 31, 2005 Compared to Quarter Ended December 31, 2004
     For financial reporting purposes, beginning with the quarter ended June 30, 2005, our branch offices are aggregated into two reportable segments, services and products, which are managed separately based on their predominant line of business. Our Services Division (“Services”) consists primarily of a national provider of home care and staffing services currently operating in 20 states through its 76 locations. The Company operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis. Our Products Division (“Products”) consists primarily of respiratory and durable medical equipment operations, including retail stores, which service patients in 12 states through its 28 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy and a home health oriented mail-order catalog.

	Quarter	Quarter
	Ended	Ended
	December 31, 2005	December 31, 2004
	(in thousands)
Consolidated Statements of Operations
Net Sales	$33,299	$28,091
Cost of Sales	21,985	19,413

Gross Profit	11,314	8,678
General and Administrative Expenses	11,291	8,343
Depreciation and Amortization	651	134

Operating Income (Loss)	(628)	201
Other Expenses
Interest Expense, Net	168	299
Amortization of Debt Discount	—	525

Total Other Expenses	168	824

Net Loss Before Income Tax Expense	(796)	(623)
Income Tax Expense	17	95

Net Loss	$(813)	$(718)

Net sales were $33.3 million for the quarter ended December 31, 2005 compared to $28.1 million for the quarter ended December 31, 2004, representing an increase of 18.5%. The Company generated revenues from operations acquired since December 31, 2004 totaling 88% of the increase in sales, while internal growth of existing operations represented 12% of the increase in sales compared to the same quarter in the prior year. There were no material changes in sales prices from the quarter ended December 31, 2004 to the quarter ended December 31, 2005 to contribute to the improvement in revenues.

		Increase from prior	Increase from same
Net sales by quarter:	(in millions)	Quarter	quarter prior year
First quarter ended June 30, 2004*	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%
First quarter ended June 30, 2005	30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%
Third quarter ended December 31, 2005	33.3	1.8%	18.5%

*	Includes results from the predecessor entity
The Company’s consolidated gross profit margin was 34.0% for the quarter ended December 31, 2005 compared to 30.9% for the quarter ended December 31, 2004. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, the addition of a mail-order catalog operation in May 2005 and the introduction of its retail store concept in September 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the quarter ended December 31, 2005 were $27.9 million and yielded a gross margin of 27.2% compared to revenues of $25.2 million and gross margin of 27.2% for the quarter ended December 31, 2004. The Products’ divisional revenues for the quarter ended December 31, 2005 were $5.4 million at a gross margin of 68.5% compared to revenues of

$2.9 million and gross margin of 62.7 % for the quarter ended December 31, 2004. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The Products’ division was approximately 20% mail-order pharmacy operation and 80% durable medical and respiratory equipment in the quarter ended December 31, 2004 compared to a mix of those two product offerings along with mail-order catalog and retail sales in the quarter ended December 31, 2005.
General and administrative expenses for the quarter ended December 31, 2005 were $11.3 million or 33.9% of revenues versus $8.3 million or 29.7% of revenues for the quarter ended December 31, 2004. The 36% increase is due primarily to changes in the Company’s mix of business, along with costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. As the Company’s Products division increases in relation to the whole, the general and administrative expenses are expected to continue to increase along with the noted increase in consolidated gross margin. The general and administrative expenses for the Services and Products divisions were 21.7% and 83.8% of their respective revenues, as compared to 22.5% and 70.0% for the same period last year. The Company recorded $798,000 in non-cash expenses during the quarter ended December 31, 2005, of which $238,000 are included in general and administrative expenses with no corresponding comparable items in the prior year with the exception for bad debt expense of $205,000 for the quarter ended December 31, 2004. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The Company’s investment in its retail store concept incurred general and administrative expenses of $600,000 during the quarter ended December 31, 2005, compared to none for the same quarter in the prior year.
Total depreciation and amortization expense was $801,000 for the quarter ended December 31, 2005 compared to depreciation and amortization expense $134,000 in the quarter ended December 31, 2004. Depreciation expense related to equipment rented to patients of $150,000 is included as a component of cost of sales for the quarter ended December 31, 2005 compared to none recorded in the quarter ended December 31, 2004. The increase in depreciation expense relates to the increase in the Company’s equipment held for rental to patients, fleet of vehicles, pharmacy equipment and office furnishings and equipment required to service the patients and additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $198,000 for the quarter ended December 31, 2005 compared to none recorded in the quarter ended December 31, 2004. Amortizable net intangibles, other than goodwill, were $13.4 million at December 31, 2005. The Company completed its purchase price allocation related to its May 2004 merger after December 31, 2004, which required additional amortization expense related to defined amortizable intangible assets to be recognized in the subsequent quarter and years compared to the previous quarters.
Earnings (losses) before interest, income taxes, depreciation and amortization (EBITDA) were $173,000 for the quarter ended December 31, 2005 compared to $335,000 for the quarter ended December 31, 2004.

	Quarter Ended	Quarter Ended
(in thousands)	December 31, 2005	December 31, 2004
Operating Income (Loss)	$(628)	$201
Depreciation and Amortization	801	134

EBITDA	$173	$335

Interest expense was $168,000 for the quarter ended December 31, 2005 compared to $299,000 for the quarter ended December 31, 2004. With proceeds from its September 2005 warrant offering, the Company repaid interest-bearing debt of $22.8 million. At December 31, 2005, the Company had total interest-bearing borrowings of $13.2 million at interest rates ranging from 5% to 8.25% per annum. Total interest-bearing borrowings were $22.8 million at higher interest rates ranging from 6.25% to 12% at December 31, 2004. During the quarter ended December 31, 2005, the Company increased its interest-bearing debt by $6 million, most of which was utilized to fund acquisition-related payments.
The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related instruments, therefore, there was no related amortization expense during the quarter ended December 31, 2005. Amortization of deferred debt discount was $525,000 for the quarter ended December 31, 2004. The deferred debt discount is the fair value of stock options, warrants and conversion features granted to certain note holders as explained in Notes to the Consolidated Financial Statements.

The Company had income tax expense of $17,000 for the quarter ended December 31, 2005 compared to $95,000 for the quarter ended December 31, 2004, primarily related to state income tax expenses. The Company has net operating loss carryforwards for tax purposes of $8.4 million that expire at various dates through 2025.
The Company’s net loss for the quarter ended December 31, 2005 was $813,000 compared to a net loss of $718,000 for the quarter ended December 31, 2004. The Company’s investment in its retail store concept incurred a net loss of $503,000 during the quarter ended December 31, 2005, compared to none for the same quarter in the prior year. The Company incurred non-cash expenses totaling $1.0 million in the quarter ended December 31, 2005 compared to $864,000 in the quarter ended December 31, 2004. The other costs responsible for the increase in net loss for the quarter ended December 31, 2005 are: costs related to the Company’s investment in its retail store concept, acquisition related amortization and depreciation, infrastructure building and higher workers’ compensation costs.

Results of Operations
Three Quarters Ended December 31, 2005 Compared to Three Quarters Ended December 31, 2004
The table below shows results of operations of April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to December 31, 2004 are those of the combined Company resulting from the RKDA reverse merger, and other entities purchased subsequent to the reverse merger, beginning with the respective date of each acquisition presented on a consolidated basis (i.e., the Successor entity). The two companies, predecessor and successor, are combined to accommodate discussion and comparability between the three quarters ended December 31, 2005 and December 31, 2004.

	Successor	Successor	Predecessor
	Three Quarters	Period From	Period From
	Ended	May 10, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	May 9, 2004
Consolidated Statements of Operations (in thousands)
Net Sales	$96,703	$67,223	$9,487
Cost of Sales	64,792	47,302	6,906

Gross Profit	31,911	19,921	2,581
General and Administrative Expenses	31,424	19,215	2,102
Depreciation and Amortization	1,782	221	—

Operating Income (Loss)	(1,295)	485	479
Other Expenses:
Impairment of Goodwill	—	—	16
Interest Expense, Net	1,198	696	—
Amortization of Debt Discount	933	682	—

Total Other Expenses	2,131	1,378	16

Net Income (Loss) Before Income Tax Expense	(3,426)	(893)	463
Income Tax Expense	117	102	—

Net Income (Loss)	$(3,543)	$(995)	$463

Net sales were $96.7 million for the three quarters ended December 31, 2005 compared to $76.7 million for the three quarters ended December 31, 2004, representing a increase of 26.1%. The Company generated revenues from operations acquired since December 31, 2004 totaling 85% of the increase in sales, while internal growth of existing operations represented 15% of the increase in sales compared to the same three quarters in the prior year. There were no material changes in sales prices from the quarter ended December 31, 2004 to the quarter ended December 31, 2005 to contribute to the improvement in revenues.
The Company’s consolidated gross profit margin was 33.0% for the three quarters ended December 31, 2005 compared to 29.3% for the three quarters ended December 31, 2004. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, addition of a mail-order catalog operation in May 2005 and initiation of its retail store concept in September 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the three quarters ended December 31, 2005 were $82.5 million and yielded a gross margin of 27.3% compared to $71.9 million at a gross margin of 27.5% for the three quarters ended December 31, 2004. The Products’ divisional revenues for the three quarters ended December 31, 2005 were $14.2 million at a gross margin of 67.1% compared to revenues for the three quarters ended December 31, 2004 of $4.8 million at a gross margin of 57.2%. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The Products’ division consisted of approximately 33% mail-order pharmacy and 67% durable medical and respiratory equipment in the three quarters ended December 30, 2004 compared to a mix of those two product offerings along with mail-order catalog and retail sales in the three quarters ended December 31, 2005.
General and administrative expenses for the three quarters ended December 31, 2005 were $31.4 million or 32.5% of revenues versus $21.3 million or 27.8% of revenues for the three quarters ended December 31, 2004. The 47% increase is due primarily to changes in the Company’s mix of business, along with costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. The general and administrative expenses for the Services and Products divisions were 22% and 73.5% of revenues for the three quarters ended December 31, 2005, respectively as compared to 22% and 76% for the same period last year. The Company recorded $4.6 million in non-cash expenses during the three quarters ended December 31, 2005, of which $1.1 million are included in general and administrative expenses compared to total non-cash expenses of $802,000 for the three quarters ended December 31, 2004. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The Company’s investment in its retail store concept incurred general and administrative expenses of $700,000 during the three quarters ended December 31, 2005, compared to none for the same period in the prior year.
Total depreciation and amortization expense was $2.2 million for the three quarters ended December 31, 2005 compared to $221,000 for the three quarters ended December 31, 2004. Depreciation expense related to equipment rented to patients of $410,000 is included as a component of cost of sales for the three quarters ended December 31, 2005 compared to none in the three quarters ended December 31, 2004. The increase in depreciation expense relates to the increase in the Company’s fleet of vehicles, equipment held for rental to patients, pharmacy equipment and office furnishings and equipment required to service the patients and additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $812,000 for the three quarters ended December 31, 2005 compared to none recorded in the three quarters ended December 31, 2004. Amortizable net intangibles, other than goodwill, were $13.4 million at December 31, 2005. The Company completed the purchase price allocation of Trinity Healthcare of Winston-Salem, Inc. during the quarter ended September 30, 2005 which required a reallocation of $1.45 million from goodwill to amortizable intangibles. The Company completed its purchase price allocation related to its May 2004 merger after December 31, 2004, which required additional amortization expense related to defined amortizable intangible assets to be recognized in the subsequent quarter and years compared to the previous quarters.
Earnings before interest, income taxes, depreciation and amortization (EBITDA) were $897,000 for the three quarters ended December 31, 2005 compared to $1.2 million for the three quarters ended December 31, 2004.

	Three Quarters Ended	Three Quarters Ended
	December 31, 2005	December 31, 2004
Operating Income (Loss)	$(1,295)	$965
Depreciation and Amortization	2,192	221

EBITDA	$897	$1,186
Interest expense was $1.2 million for the three quarters ended December 31, 2005 compared to $696,000 for the three quarters ended December 31, 2004. Even though the Company paid down $22.8 million in interest-bearing debt during the quarter ended September 30, 2005, the increase in interest expense is a result of borrowings resulting from the expansion of the Products division along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements. Total interest-bearing borrowings were $13.2 million at December 31, 2005 at rates ranging from 5% to 8.25% per annum compared to $22.8 million at higher interest rates at rates ranging from 6.25% to 12% at December 31, 2004.
Amortization of deferred debt discount was $933,000 for the three quarters ended December 31, 2005 compared to $683,000 for the three quarters ended December 31, 2004. These discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related instruments, therefore, there was no related amortization expense during the quarter ended December 31, 2005. The deferred debt discount was the fair value of stock options, warrants and conversion features granted to certain note holders as explained in Notes to the Consolidated Financial Statements. The deferred debt discounts have been amortized over the lives of the respective promissory notes, all of which were paid in full as of December 31, 2005.
The Company had income tax expense of $117,000 for the three quarters ended December 31, 2005 compared to $102,000 for the three quarters ended December 31, 2004, primarily related to state income tax expenses. The Company has net operating loss carryforwards for tax purposes of $8.4 million that expire at various dates through 2025.
The Company’s net loss for the three quarters ended December 31, 2005 was $3.5 million compared to a net loss of $995,000 for the three quarters ended December 31, 2004. The Company incurred total non-cash expenses of $4.6 million in the three quarters ended December 31, 2005 compared to $1.4 for the three quarters ended December 31, 2004. The other costs responsible for the increase in net loss for the three quarters ended December 31, 2005 are: debt discount amortization and related interest expense, costs related to the Company’s investment in its retail store concept, costs related to the release of escrowed shares and stock options pursuant to FAS 123R, acquisition related amortization and depreciation, infrastructure building, higher workers’ compensation costs, and those costs related to being a separate publicly-held entity versus a subsidiary of a privately-held entity and public offering registration expenses.

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

	Successor	Successor	Predecessor
	Three Quarters	Period from	Period from
SUMMARY CONSOLIDATED	ended	May 10, 2004 to	April 1, 2004 to
STATEMENTS OF CASH FLOWS (in millions)	December 31, 2005	December 31, 2004	May 9, 2004
Net income (loss)	$(3.5)	$(1.0)	$0.5
Net cash (used in) operating activities	$(8.2)	$(6.5)	$(0.5)
Net cash (used in) investing activities	$(7.9)	$(3.8)	$(0.2)
Net cash provided by financing activities	$17.2	$10.9	$0.7
Net increase in cash and cash equivalents	$1.1	$0.6	$—
Cash and cash equivalents at the end of the period	$2.5	$0.6	$—
Prior to undertaking the Company’s long-term strategic growth plan, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $48 million raised in equity instruments after the merger through December 31, 2005 (including the conversion of notes payable into common stock). The Company also has in place a $5 million stock subscription receivable in February 2006, a long-term line of credit, a few short-term lines of credit and has used notes payable to sellers and shares of its common stock as a means of financing some acquisitions.
On September 29, 2005, the Company completed a warrant offering as more fully described in Note 8 – Stockholders’ Equity. With the proceeds of this offering, the Company reduced its interest-bearing debt by $22.8 million as of September 30, 2005. Most of the debt was generated by the reverse merger transaction of May 2004 and subsequent acquisitions. During the quarter ended December 31, 2005, the Company increased its interest-bearing debt by $6 million, bringing the total interest-bearing debt to $13.2 million at the end of the period.
During the three quarters ended December 31, 2005, the Company made 10 acquisitions with a combination of cash of $6.5 million, $810,000 in notes or escrows payable, assumption of certain liabilities totaling $4.3 million and 1.54 million shares of its common stock valued at $3.1 million. Subsequent to December 31, 2005, the Company made two acquisitions with a combination of cash of $4.6 million, $800,000 in notes or escrows payable, assumption of certain liabilities totaling $434,000 and 180,897 shares of its common stock valued at $500,000. The Company has $3.6 million available as of December 31, 2005 through its various lines of credit with the potential of additional $5.2 million available, based on borrowing base calculations.
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
The Company’s cash position as of December 31, 2005 was $ 2.5 million. The Company’s total debt to equity ratio was 0.38 to 1 and its current ratio was 3.35 to 1 at December 31, 2005.
Gross accounts receivable of approximately $28.4 million represent accounts receivable from operations and from acquired entities. As of December 31, 2005, the Company’s net accounts receivable represented 70 days sales outstanding, consistent with the 67 days sales outstanding as of March 31, 2005 and as of December 31, 2004. By type of revenue, as of December 31, 2005, the days sales outstanding for Services Division revenues were 67 and the days sales outstanding on Products Division revenues were 87 days. The integration of billing related to acquisitions of Products division operations during the three quarters ended December 31, 2005 has affected the related collection process and additional support has been added to improve the results. The Products Division collections for January 2006 were a record high, showing improvement from December 31, 2005. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations. The Company calculates its days sales outstanding as accounts receivable less acquired accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceding three months. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payor mix for the three quarters ended December 31, 2005 was as follows:

Government-funded	28%
Institutions	43%
Commercial Insurance	12%
Private Pay	17%
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
The Company received $167,000 from the exercise of stock options and warrants during the three quarters ended December 31, 2005.
On November 28, 2005, the Company agreed to sell for placement with two European bank SICAV funds an aggregate of 2,222,222 shares of common stock for aggregate consideration totaling $5,000,000. The transactions will be completed following asset valuation of the SICAV funds which is anticipated to occur by the end of February 2006. In the event that the aggregate consideration is not received by the Company per the terms of the stock purchase agreements, the Company may terminate the transactions. The shares carry registration rights for public resale within the United States. The related shares are shown as outstanding at December 31, 2005 with an offsetting amount for the related receivable.
Management believes that cash from operations will be sufficient to repay short-term debt obligations. However, cash from operations alone may not be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the payment of long-term debt obligations and for acquisitions will be primarily from the equity market. As of December 31, 2005, the current portion of our interest-bearing debt totals approximately $2.0 million, while the long-term portion of our debt is approximately $11.2 million, for a total of approximately $13.2 million. During fiscal years 2005 and 2006 to date, the Company has raised $48 million from the equity markets (including the conversion of notes payable into common stock) in accordance with its plan and has retired short term debt, reduced borrowings on its lines of credit, funded internal growth and financed 18 acquisitions. In the short term, the Company anticipates receipt of the funding of the $5 million stock subscription receivable and raising additional equity funding to fund selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock. The Company expects to incur additional debt to fund the growth of its medical equipment business. Vendor-based financing is available in the form of short term notes payable or capital leases for medical and information systems equipment. The Company does not have any material commitments for capital expenditures.
To the extent that we do not successfully raise funds from the equity markets to finance new acquisitions, we may seek debt financing, which reduces available cash for operations by the amount of interest expense and repayments. Alternatively, we may choose to modify or postpone our strategy to grow through acquisition or may choose to eliminate certain product or service offerings. Higher financing costs, modification of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the eighteen months ended December 31, 2005, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will successfully raise such funds.
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

Contractual Obligations and Commercial Commitments
As of March 31, 2005, the Company had cash payment obligations to which the Company is contractually bound, as follows:

	Payments due by March 31,
	Total	2006	2007	2008	2009	2010
Operating Leases	$2,201,121	$809,915	$700,177	$597,146	$93,883	$—
Debt Maturities	5,032,776	781,800	4,174,131	47,616	20,514	8,715
Employment Agreements	995,834	516,667	414,167	65,000	—	—
Interest Expense	444,792	394,765	42,342	4,762	2,051	872

Total	$8,674,523	$2,503,147	$5,330,817	$714,524	$116,448	$9,587

There have been no material changes since March 31, 2005 except for the recapitalization of the Company’s debt with proceeds from its September warrant offering. The table has been adjusted to remove those debt maturities outstanding at March 31, 2005 that were extinguished as of September 30, 2005 totaling $18 million plus repayment of a $5 million convertible promissory note. Management expects leases to be renewed or replaced in the ordinary course of business.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. During our fiscal quarter ended December 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company intends to implement a newly-acquired management information system during the next 12 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.

Part II: Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Since filing its last report under Item 3.02 on Form 8-K on November 28, 2005, the Company has not been required to report unregistered sales of equity securities if the equity securities sold, in the aggregate since then, constitute less than 1% of the number of shares outstanding of the class of equity securities sold. Since then, the Company, on December 7, 2005, issued to its Executive Vice President a grant of 150,000 restricted shares of the Company’s common stock to vest at the rate of 9,375 shares upon execution and per quarter thereafter, as reported on Form 8-K as filed on December 13, 2005. On December 12, 2005, the Company issued an aggregate of 16,000 shares of common stock upon the exercise of Class A Warrants for consideration of 4,000 shares of the Company’s common stock. On December 29, 2005, 8,062 shares of the Company’s common stock were issued for consideration of 1,938 shares of the Company’s common stock upon the exercise of Class A Warrants. On January 1, 2006, 18,750 shares of common stock, valued at $48,000, were issued to the Company’s CFO per the terms of her employment. On January 23, 2006, 1,161 shares of common stock, valued at $3,000, were issued to a Company director per the terms of his compensation agreement for attendance at board and audit committee meetings through December 31, 2005. On January 12, 2006, the Company issued 15,105 shares for consideration of 3,777 shares of the Company’s common stock upon the exercise of Class A Warrants. On January 27, 2006, the Company issued 192,901 shares of the Company’s common stock, valued at $500,000, to the seller of certain assets purchased by a subsidiary of the Company. . On February 10, 2006, the Company awarded its Chief Financial Officer 25,000 shares of its common stock, valued at $72,000, as payment of a bonus, pursuant to her employment agreement.
          Each of the above-referenced transactions are exempt from registration pursuant to Section 4(2) of the Securities Act of 1993 and Rule 506 of Regulation D if applicable. Shares issued on the conversion of warrants are additionally exempt from registration on the basis of Section 3(a)(9) of the Securities Act of 1933, and shares surrendered on conversion are accounted for by the Company as treasury shares. The transactions reported did not involve a public offering. The transactions were made without general solicitation or advertising. There were no underwriters, and no underwriting commissions or discounts were paid. Each security certificate issued bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred, or assigned in the absence of an effective registration statement or an opinion of the Company’s counsel that registration is not required under the Securities Act of 1993. The shares of common stock carry registration rights.
Item 5. Other Information.
          The Company issued 18,750 shares of its common stock, valued at $47,000 on January 1, 2006 and subsequently awarded 25,000 shares of its common stock, valued at $72,000 on February 10, 2006 as payment of a discretionary bonus to its Chief Financial Officer, pursuant to her employment agreement. The shares carry registration rights. This disclosure made in this Item 5, Part II of Form 10-Q is in lieu of disclosure on Form 8-K, Item 1.01.
Item 6. Exhibits.
     The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 14, 2006	By:	/s/ John E. Elliott, II

John E. Elliott, II
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 14, 2006	By:	/s/ Rebecca R. Irish

Rebecca R. Irish
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description
4.1	Private Stock Purchase Agreement SICAV One dated November 28, 2005.*

4.2	Private Stock Purchase Agreement SICAV Two dated November 28, 2005.*

10.1	Haifley Employment Agreement dated December 7, 2005.**

10.2	Haifley Non-Qualified Stock Option Agreement dated December 7, 2005.**

10.3	Haifley Restricted Stock Grant Agreement dated December 7, 2005. **

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

*	Previously reported with the Securities and Exchange Commission in the Current Report on Form 8-K filed on December 1, 2005 (File No. 000-31249).

**	Previously reported with the Securities and Exchange Commission in the Current Report on Form 8-K filed on December 13, 2005 (File No. 000-31249).