Form 10-K
period 2006-03-31
ARCADIA RESOURCES, INC
filed 2006-06-29
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition period from                      to                     .
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
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2005, based on $2.44 per share (the last reported sale price of our Common Stock quoted on the OTC Bulletin Board), was approximately $69 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.
As of June 28, 2006, the Registrant had 96,526,063 shares of Common Stock outstanding, net of shares held in treasury.
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

Part I
Item 1. Description of Business.
ITEM 1. BUSINESS
     Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 108 operating locations in 24 states. Arcadia Services, Inc. a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of home care and staffing services currently operating in 19 states through its 76 locations, referred to herein as the Services Division. The Products Division includes Arcadia HOME (home oxygen and medical equipment), which provides respiratory and durable medical equipment to patients in 11 states through its 25 locations, including a full-service mail-order pharmacy operated for the benefit of all of our patients. Our Retail Division consists of six retail operations, a home health-oriented mail order catalog and a related retail website.
     At March 31, 2004, the Company was Critical Home Care, Inc. (“CHC”). RKDA, Inc. completed a reverse acquisition with CHC on May 10, 2004 and, being the accounting acquirer, is now the reporting entity for financial statement purposes. We changed our name from “Critical Home Care, Inc.” to “Arcadia Resources, Inc.” on November 16, 2004 to better reflect our identity and businesses as a result of the business combinations.
     From August 2004 to March 31, 2005, we acquired all of the outstanding stock of six businesses, representing 11 locations in seven states. Three of these businesses provide respiratory and durable medical equipment to patients in the home, marking Arcadia’s expansion of product offerings to patients cared for in the home environment. We acquired 15 businesses during the year ended March 31, 2006; three of which added nine locations to the Services Division, ten acquisitions added 12 additional locations to the Products Division and two transactions helped establish the Retail Division.
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
Obtain capital support. We intend to obtain additional capital to enable us to make the planned acquisitions and expansions timely that will allow accomplishment of our objectives and bolster our brand. We expect to eventually move the trading of our common stock to a national stock exchange.
PRODUCTS AND SERVICES
Home Care (Skilled and Personal Care) and Staffing (Medical and Non-Medical)
     Arcadia Services, Inc. is a national provider of staffing and home care services operating in 19 states through 76 locations. Arcadia Services’ home care staffing includes personal care aides, home care aides, homemakers and companions. We also offer physical therapists, occupational therapists, speech pathologists and medical social workers. Arcadia Services’ medical staffing includes registered nurses, licensed practical nurses, certified nursing assistants, respiratory therapists, technicians and medical assistants. Its non-medical staffing includes light industrial, clerical and technical personnel and represents only 13% of our revenue.

Respiratory and Durable Medical Equipment and Related Products
     We operate durable medical equipment businesses providing oxygen and other respiratory therapy services and home medical equipment in 11 states through our 25 locations. The Company’s equipment and supplies for these businesses are readily available in the marketplace and the Company is not dependent on a single supplier. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO’s, PPO’s and private pay (payments from patients).
Mail Order Pharmacy and Related Products
     Arcadia Rx is a full-service mail-order pharmacy based in Kentucky. Arcadia Rx offers a full-line of services and products including the dispensing of pills and other medications including multi-dose strip medication packages, respiratory supplies and medications, diabetic care management, drug interaction monitoring, and special assisted living medication packaging. Arcadia Rx ships medications and supplies directly to the customer’s residence. Arcadia Rx submits billing claims on the patient’s behalf to Medicare, some state Medicaid programs, and most private insurances. Multi-dose strip medication is packaged to facilitate patient compliance with physician’s orders and to improve accuracy for patients and their caregivers, leading to a greater efficacy of the prescribed drug therapy.
Retail Distribution
     In March of 2005, Arcadia Health Care Solutions, Inc., a subsidiary of Arcadia Resources, Inc., and Sears, Roebuck and Co. executed a multi-year licensing agreement under which Arcadia Health Care Solutions will sell merchandise and services within selected Sears stores in designated territories. Arcadia Health Care Solutions will operate this business under the name “Sears Home Healthcare.” The license agreement commenced in May 2005. Initial product and service offerings will include ambulatory and mobility products, respiratory products, daily living aids and bathroom safety products, and bathroom and home modifications. We also operate a home health-oriented products catalog and related website to sell similar and additional products to serve our patients, along with persons on our directed mailing list compiled over many years and the general public through the website.
ORGANIZATION
OPERATIONS
Arcadia’s 108 operating locations are split into the Divisions described above and further into regions to enable seasoned managers to oversee the operations in their regions and evaluate each location individually for performance and profitability. Each location manager is responsible for the sales and delivery of services to the local market. Strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and to ensure accountability at the location level.
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
SALES AND MARKETING
Arcadia’s referral sources recognize our reputation for providing high-quality services through our employee base. The sales function is carried out by our full-time sales representatives at each location with assistance and guidance from a regional manager. Our principal referral sources are physicians, case managers, medical social workers and hospital discharge planners and existing patients or their caregivers. No single referral source accounts for more than one percent of our revenues. Arcadia has more than 25,000 patients and the loss of any particular referral source would not significantly impact our business.

INFORMATION SYSTEMS
Arcadia Services has developed a proprietary management information system for the home care and staffing services portion of our business that we believe is one of our competitive advantages in obtaining and retaining customers. The system allows a flexibility and customization in billing our services that is attractive to our customers and provides management with the necessary information to timely measure its performance. A new accounts receivable system purchased from a highly-regarded software company for the pharmacy, respiratory and medical equipment claims was recently put in place to standardize the billing and reporting for those claims. All information is aggregated at the location level and locations’ performance and profitability are managed individually. The Company expects to expend resources during the next two years to continue to enhance our ability to obtain better and more timely information with which to manage the business.
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

GOVERNMENT REGULATION
Our health care-related businesses (e.g., durable medical equipment, pharmacy, oxygen, home health care, etc.) are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs. The federal government and all states in which we currently operate and intend to operate regulate various aspects of our health care related businesses. In particular, our operating branches are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. Our locations also will be subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health care activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy and nursing and in the future, pharmacy.
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
EMPLOYEES
As of March 31, 2006, we had over 14,000 employees, the majority of which were part-time temporary field employees. We have no unionized employees, and do not have any collective bargaining agreements. We believe our relationship with our employees is good.
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
Public Reference Section
Securities and Exchange Commission
100 F. Street, N.E., Washington, D.C. 20549
Attention: Secretary
Please call the SEC at (800) SEC-0330 for further information on the operating rules and procedures for the public reference room. Our SEC filings are available to the public at no cost over the Internet at www.ArcadiaResourcesInc.com. Amendments to these filings will be posted to our website as soon as reasonably practicable after filing with the SEC.

Item 1A. RISK FACTORS
Our business faces significant risks. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Form 10-K.
We recently became a public company and have a limited operating history as a public company upon which you can base an investment decision.
The shares of our Common Stock have been quoted on the OTC Bulletin Board since August 2, 2002. We acquired Arcadia Services and Arcadia Rx on May 10, 2004. We have a limited operating history as a public company upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.
To finance RKDA’s acquisition of Arcadia Services and our subsequent acquisitions, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business, as well as your investment in our Company.
We incurred substantial debt to finance RKDA’s acquisition of Arcadia Services and our post-merger acquisitions, which has been significantly reduced through capital infusions. As of March 31, 2006, the current portion of our interest-bearing debt totals approximately $4.4 million, while the long-term portion of our debt totals approximately $15.5 million, for a total of approximately $19.9 million. This level of debt could have consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this amount of debt:
o	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

o	Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

o	Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

o	We are subject to the risks that interest rates and our interest expense will increase.

o	Our ability to plan for, or react to, changes in our business is more limited.
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
Due to our debt level, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital or acquisitions.
On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million. The initial advance on May 7, 2004 was $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million and increased again to $16 million on November 23, 2004. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2.5 million. On August 15, 2005, the credit agreement was amended to extend the maturity date to July 7, 2006. The credit agreement was further amended on August 30, 2005 to include a fourth wholly-owned subsidiary of Arcadia Services, to increase the credit commitment amount to $19 million and to extend the maturity date to September 1, 2007. Amounts outstanding under this agreement totaled $13.9 million at March 31, 2006.

RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. RKDA is restricted from paying dividends to Arcadia Resources, Inc. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries.
Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Currently the Company has elected the prime-based rate, effectively 7.75% at March 31, 2006. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. As of March 31, 2006, the Company was in compliance with all financial covenants.
On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime + 1/2%, effectively 8.25% at March 31, 2006. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $2.0 million outstanding under this agreement at March 31, 2006. The Company was in compliance with all covenants at March 31, 2006.
On May 31, 2005, the Company purchased the membership interests in Rite at Home, LLC, which had an outstanding line of credit agreement with Fifth Third Bank. The Company obtained a new line of credit of up to $750,000, which matures on June 1, 2007. The Company used $436,000 to repay the assumed line of credit and $300,000 was used to fund the acquisition. The outstanding balance under this agreement totaled $600,000 at March 31, 2006 and $5,000 at March 31, 2005, bearing interest at prime +1/2%, effectively 8.25%.
On February 17, 2004, SSAC, LLC, a wholly-owned subsidiary, established a revolving line of credit with US Bank with a credit limit of $250,000, bearing interest at prime +1% which was paid in full and extinguished with proceeds from the Company’s September 2005 warrant offering. The borrowings under this agreement were $250,000 at March 31, 2005. The line of credit was cancelled upon payment in full.
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
RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services and its subsidiaries granted the bank security interests in all of their assets. The credit agreement provides that the debt will mature on September 1, 2007. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services and on all of the assets of Arcadia Services and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
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
During calendar year 2006, the Company presently intends to raise a minimum of up to $20 million, preferably from the equity markets, to retire short term debt and to finance acquisitions and expansion. In the short term, the Company anticipates raising a minimum of approximately $8 million in debt or equity to satisfy short term debt obligations, with additional funds to be raised from the equity or debt markets to fund selected acquisitions. Further, because of our potential capital requirements needed to pursue our business plan of growth through acquisition, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. The Company also plans to expand into certain new start-up locations related to retail DME and walk-in medical clinics, as well as to continue to expand product and service offerings in its existing sites. Cash flow from operations is expected to fund these efforts, the scope of which may be determined by the Company’s ability to generate cash flow or to secure additional new funding. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our Common Stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our stockholders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our Common Stock.
To the extent we do not successfully raise funds from the equity markets to satisfy short term debt obligations or to finance new acquisitions, we would need to seek debt financing or modify or abandon our growth strategy or product and service offerings.
To the extent that we do not successfully raise funds from the equity markets to satisfy short term debt obligations or to finance new acquisitions, we will need to seek debt financing. In this event, we may need to modify or abandon our strategy to grow through acquisition or may need to eliminate certain product or service offerings, because debt financing is generally at a higher cost than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our Common Stock and your investment in our Company. Given the Company’s net proceeds from financing activities during the year ended March 31, 2006, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not presently anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will in fact successfully raise such funds from equity.
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
The success of the Company is dependent on its ability to attract and retain qualified and experienced management and personnel. The Company anticipates the continued receipt of the services of John E. Elliott, II, Chairman and Chief Executive Officer; Larry Kuhnert, President and Chief Operating Officer; Rebecca R. Irish, Chief Financial Officer and Secretary/Treasurer; James E. Haifley, Executive Vice President; and Cathy Sparling, Vice President of Administration. The loss of the services or advice of any of these persons could have a material adverse effect on the business and prospects of the Company. We do not presently maintain key person life insurance for any of our personnel. There can be no assurance that the Company will be able to attract and retain key personnel in the future, and the Company’s inability to do so could have a material adverse effect on us.
A decline in the rate of growth of the staffing and home care industries, or negative growth, could adversely affect us by reducing sales, thereby resulting in less cash being available for the payment of operating expenses, debt obligations and to pursue our strategic plans.
We believe the staffing industry, including both medical and non-medical staffing, is a large and growing market. The growth in medical staffing is being driven by the shrinkage in the number of healthcare professionals at the same time as the demand for their services is increasing. Healthcare providers are increasingly using temporary staffing to manage fluctuations in demand for their services. Growth in non-medical staffing is driven by companies seeking to control personnel costs by increasingly using temporary employees to meet fluctuating personnel needs.
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
We have a number of contractual arrangements with governmental programs and private insurers, although no individual arrangement accounted for more than 10% of our net revenues for the fiscal years ended March 31, 2006, 2005 or 2004. Nevertheless, sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance. Certain of our competitors may have or may obtain significantly greater financial and marketing resources than us. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we would encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our durable medical equipment, mail order pharmacy and related businesses.
In the U.S., healthcare providers and consumers who purchase durable medical equipment, prescription drug products and related products generally rely on third party payers to reimburse all or part of the cost of the healthcare product. Such third party payers include Medicare, Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third party payers are increasingly attempting to contain the costs of healthcare products and services by limiting both coverage and the level of reimbursement for new and existing products and services. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop.
We could be subject to severe fines and possible exclusion from participation in federal and state healthcare programs if we fail to comply with the laws and regulations applicable to our business or if those laws and regulations change.
Certain of the healthcare-related products and services offered by the Company are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between our Company and physicians and other referral sources are subject to governmental regulation. Government officials and the public will continue to debate healthcare reform and regulation. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a material impact on our business and results of operations.
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
Many of the Company’s competitors and potential competitors relative to the Company’s products and services in the areas of durable medical equipment, and oxygen and respiratory services, have more capital, substantial marketing, and technical resources and expertise in specialized financial services than does the Company. These competitors include: on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMOs or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than the Company to emerging market changes or changes in customer needs.
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
We cannot predict the effect, if any, that sales of, or the availability for sale of, our Common Stock pursuant to our pending Registration Statement and prospectus or otherwise will have on the market price of our securities prevailing from time to time. The possibility that substantial amounts of our Common Stock might enter the public market could adversely affect the prevailing market price of our Common Stock and could impair our ability fund acquisitions or to raise capital in the future through the sales of securities. Sales of substantial amounts of our securities, including shares issued upon the exercise of options or warrants, or the perception that such sales could occur, could adversely effect prevailing market prices for our securities.
Ownership of our stock is concentrated in a small group of stockholders who may exercise substantial control over our actions to the detriment of our other stockholders.
There are five shareholders of the Company after elimination of duplication due to attribution resulting from application of the beneficial ownership provisions of the Securities Exchange Act of 1934, as amended, including John E. Elliott II and Lawrence R. Kuhnert, who are beneficial owners of 5% or more of the Company’s shares of Common Stock outstanding as of June 26, 2006. These shareholders collectively own 53.23% of our shares of Common Stock outstanding as of June 26, 2006.
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
The market price of our Common Stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. From August 2, 2002 through the period ended September 30, 2005, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $0.10 during the six months ended March 31, 2003 to a high of $4.20 during the nine months transitional period ended September 30, 2002. During the year ended March 31, 2005, which period includes the May 10, 2004 effective date of the RKDA Merger, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $0.39 to a high of $2.00. During the year ended March 31, 2006, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $1.74 to a high of $3.53. On June 26, 2006, the average of the last reported bid and ask prices of our Common Stock was $2.89 per share. See Dividend Policy and Market Information at page 21.
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
On June 22, 2006, the American Stock Exchange (Amex®) approved the Company’s application for listing its common shares on the Amex. Arcadia Resources anticipates to commence trading on the Amex on Monday, July 3, 2006. The Company will notify shareholders of its new trading symbol as soon as it becomes available. This approval is contingent upon the Company being in compliance with all applicable listing standards on the date it begins trading on the Exchange, and may be rescinded if the Company is not in compliance with such standards.

Because there is no established market for our classes of Warrants (Classes A, B-1 and B-2) and we do not expect our Warrants to be quoted on the OTC Bulletin Board, there may be difficulty in trading and obtaining quotations for our Warrants and you should consider our Warrants to be illiquid.
There is no established market for our Warrants (Classes A, B-1 and B-2). The Company Warrants are not quoted on the OTC Bulletin Board, nor are they listed on any exchange. We do not expect our Warrants to be quoted on the OTC Bulletin Board, or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of, our Warrants. You should consider our Warrants to be illiquid.
Your resale of any securities you acquire may be limited and affected by state blue-sky laws, which could adversely affect the price of our securities and your investment in our Company.
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
A total of approximately 25.3 million warrants to purchase approximately 25.3 million shares of our Common Stock are issued and outstanding as of June 26, 2006. The 104.5 million shares of Common Stock offered by the security holders under the Company’s pending prospectus, as filed on Form S-1, include the shares of Common Stock issuable upon the exercise of warrants by the selling security holders. The market price of our Common Stock is above the exercise price of the outstanding warrants, therefore, holders of those securities are likely to exercise their warrants and sell the Common Stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common stockholders will incur dilution. The majority of the warrants are subject to the Voting Agreement described herein. The exercise price of all common stock warrants, including Classes A, B-1 and B-2 Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We have granted stock options to certain management employees and directors as compensation which may depress our stock price and result in dilution to our common stockholders.
As of June 26, 2006, options to purchase approximately 9.5 million shares of our Common Stock were issued and outstanding. The 104.5 million shares of Common Stock offered by the security holders under the Company’s pending prospectus, as filed on Form S-1, include the shares of Common Stock issuable upon the exercise of options by the selling security holders. The market price of our Common Stock is above the exercise price of outstanding options, therefore, holders of those securities are likely to exercise their options and sell the Common Stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of options may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common stockholders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
We are dependent on our affiliated agencies and our internal sales force to sell our services and products, the loss of which could adversely affect our business.
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
Although we recently added two independent directors on our Board of Directors, our ability to recruit and retain a majority of independent directors may affect our ability to be listed on a national securities exchange or quotation system.
We are not subject to the listing requirements of any national securities exchange or quotation system. The listing standards of the national securities exchanges and automated quotation systems require that the Board of Directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards, and that the audit committee of the Board of Directors must consist of at least three members, all of whom are independent. Similarly, the compensation and nominating committees of the Board of Directors must consist of independent directors. On June 16, 2006, the Company’s Board of Directors appointed Peter Anthony Brusca, M.D., and Anna Maria Nekoranec to the Board of Directors effective July 1, 2006, to fill vacant director positions. The Board appointed Dr. Brusca and Ms. Nekoranec as members of the Board’s Audit Committee, commencing July 1, 2006. The Board determined that Dr. Brusca and Ms. Nekoranec each are independent within the meaning of the Sarbanes-Oxley Act of 2002, its implementing regulations, and the Charter of the Board’s Audit Committee. Director and Audit Committee Chairman John T. Thornton, whom the Board previously determined qualifies as independent, will continue as Chairman of the Audit Committee. So that the Company’s Audit Committee will consist solely of three independent directors, Director and Audit Committee member Lawrence R. Kuhnert, who is also the Company’s President and Chief Operating Officer, will conclude his term of service as a member of the Audit Committee as of June 30, 2006.
On June 22, 2006, the American Stock Exchange (Amex®) approved the Company’s application for listing its common shares on the Amex. Arcadia Resources anticipates to commence trading on the Amex on Monday, July 3, 2006. The Company will notify shareholders of its new trading symbol as soon as it becomes available. This approval is contingent upon the Company being in compliance with all applicable listing standards on the date it begins trading on the Exchange, and may be rescinded if the Company is not in compliance with such standards. Listing standards of the Amex include the same requirements as to independent directors and audit committee members described above. Under Section 801 of the Amex Rules, a company in which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” which is not required to comply with Sections 802(a), 804 and 805 of the Rules. Section 802(a) provides that at least a majority of the directors on the board of directors of each listed company must be independent directors as defined in Section 121A of the Rules. Section 804 provides generally that board of director nominations must be either selected, or recommended for the board’s selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Section 805 provides generally that the compensation of the chief executive officer and all other officers of a listed company must be determined, or recommended to the board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its board of directors, and that the chief executive officer may not be present during voting or deliberations. The Company qualifies as a “controlled company” on the basis of the Voting Agreement which ensures that the Company’s Chairman/Chief Executive Officer and President/Chief Operating Officer control votes sufficient to elect a majority of the Company’s Board of Directors during the duration of the Voting Agreement, which the Company expects to continue for the foreseeable future. The Company presently intends to rely on the controlled company exceptions which Section 802(a) provides from the requirements of Sections 804 and 805, for the remainder of the fiscal year ending March 31, 2007.
Our Board of Directors, which with two recent appointments will consist of a majority of independent directors, may continue to act as the compensation committee, which presents the risk that compensation and benefits paid to two of our executive officers who are Board members and significant shareholders may not be commensurate with the Company’s financial performance.
A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our Board of Directors acts as a compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our five member Board of Directors presently includes two executive officers of our Company. These officers (i.e., Messrs. Elliott and Kuhnert) presently own approximately 21% of our outstanding Common Stock and control the election of a majority of the Board of Directors through the Voting Agreement. Although all Board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officers on the Board may influence the entire Board to set their personal compensation and benefits at levels that are not commensurate with the Company’s financial performance.

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
The Nevada Business Corporation Law, N.R.S. §78.378 et seq., governs the acquisition of a controlling interest. This law provides generally that any person or entity that acquires twenty (20%) percent or more of the outstanding voting shares of a Nevada issuing corporation obtains voting rights in the acquired shares as conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of the stockholders. The articles of incorporation or bylaws of a corporation, however, may provide that the these provisions do not apply to the corporation or to an acquisition of a controlling interest. On May 4, 2004, our Board of Directors adopted an amendment to our Bylaws providing that the provisions of Nevada Revised Statutes Sections 78.378 et seq. do not apply to an acquisition of a controlling interest of shares owned, directly or indirectly, whether of record or not, now or at any time in the future, by John E. Elliott, II, Lawrence R. Kuhnert or any of the persons subject to the Voting Agreement. All other persons or entities, however, remain subject to N.R.S. §78.378 et seq. to the extent applicable, unless our articles of incorporation or bylaws are amended to exempt such persons or entities from these statutory anti-takeover provisions.
The Nevada Business Corporation Law, N.R.S. §78.411 et seq., governs combinations with interested stockholders. These provisions may have an effect of delaying or making it more difficult to effect a change in control of the Company. These provisions preclude an interested stockholder (i.e., the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of a corporation, or an affiliate or association thereof) and a resident, domestic Nevada corporation from entering into a combination (e.g., a merger, sale, lease, exchange, etc.) unless certain conditions are met. The provisions generally preclude a resident, domestic corporation from engaging in any combination with an interested stockholder for three years after the date that the person first became an interested stockholder unless the combination or the transaction by which the person first became an interested stockholder is approved by the board of directors before the person first became an interested stockholder. If approval is not obtained, then after the expiration of the three-year period the business combination may be consummated with the approval of the board of directors or a majority of the voting power held by the disinterested stockholders, or if the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. We are subject to N.R.S. §78.411 et seq. of the Nevada Business Corporation Law.
Item 2. Description of Property.
     We do not own any real estate or improvements. Our corporate offices are in Southfield, Michigan and Naples, Florida. The Company and its subsidiaries presently occupy leased space including the locations listed in the following table:

Street Address	City	State	Zip Code
26777 Central Park Blvd., Ste. 200	Southfield	Michigan	48076
405 5th Avenue South, Ste. 6	Naples	Florida	34102
550 N. Bumby Avenue, Suite 215	Orlando	Florida	32803
61 West Main Street	Rossville	Indiana	46065
3306 Clays Mill Road, Suite 104 D3 & D4	Lexington	Kentucky	40503
1810 Decatur Highway, Ste. 124	Fultondale	Alabama	35068
531 5th Street, Unit B	San Fernando	California	91340
955 E. 58th Ave., Unit O	Denver	Colorado	80216
13850 Treeline Avenue South	Ft. Myers	Florida	33913
4350 Fowler Street #1B	Ft. Myers	Florida	33901
105 N. Lakeshore Way	Lake Alfred	Florida	33850
15121 Tamiami Trail	North Port	Florida	34287
3314 Harbor Blvd.	Port Charlotte	Florida	33952
5935 US 27 N., Suite 105	Sebring	Florida	33870
221A Pat Haralson Memorial Drive	Blairsville	Georgia	30512
590 Historic Hwy. 441N	Demorest	Georgia	30535
1651 Thompson Vr Rd. NW	Gainesville	Georgia	30501
310 E. 41st Street	Savannah	Georgia	31401

Street Address	City	State	Zip Code
200 Technology Court, Ste. 300	Smyrna	Georgia	30082
7700 Brush Hill, Suite 240	Burr Ridge	Illinois	60527
111 Erick Street	Crystal Lake	Illinois	60014
1126 Wall Street	Jacksonville	Illinois	62650
1665 Quincy Ave., Unit 111	Naperville	Illinois	60540
2201 West Townline, Suite F	Peoria	Illinois	61615
381 Kairns Drive	Crown Point	Indiana	46307
1600 Kepner Dr.	Lafayette	Indiana	47905
868 Hwy. 15 South	Jackson	Kentucky	41339
3524 Park Plaza Road	Paducah	Kentucky	42001
3840 E. Packard , Suite 160	Ann Arbor	Michigan	48108
1532 Opdyke Road, Ste. 400	Auburn Hills	Michigan	48326
5350 E. Beckley Road	Battle Creek	Michigan	49015
7990 Grand River, Suite C	Brighton	Michigan	48114
92 W. Chicago Street	Coldwater	Michigan	49036
414 N. Jackson Street, Complex 8718	Jackson	Michigan	49201
950 W. Monroe St., Ste. G-400	Jackson	Michigan	49202
5413 S. Westnedge Ave., Ste. A	Kalamazoo	Michigan	49002
535 N. Clipper, Suite 2	Lansing	Michigan	48912
6540 Millenium Drive, Ste. 160	Lansing	Michigan	48917
1787 W. Genessee, Suite A	Lapeer	Michigan	48446
26431 Southfield Rd.	Lathrup Village	Michigan	48076
2100 Southfield	Lincoln Park	Michigan	48146
18320 Middlebelt Road	Livonia	Michigan	48152
29500 West 7 Mile Road	Livonia	Michigan	48152
27600 Novi Road	Novi	Michigan	48377
3123 Gratiot Ave.	Roseville	Michigan	48066
18706 Eureka Road	Southgate	Michigan	48195
728 Pleasant Street, Ste. 4	St. Joseph	Michigan	49085
34869 Mound Road	Sterling Heights	Michigan	48310
14100 Lakeside Circle	Sterling Heights	Michigan	48313
300 W. 14 Mile Road	Troy	Michigan	48083
762 Summa Avenue	Westbury	New York	11590
417 Biltmore Avenue, Doctor’s Park, Bldg. 2, Ste. 2-E	Asheville	North Carolina	28801
9801 West Kincey Ave., Ste 170	Huntersville	North Carolina	28078
101 North Third Street	Mebane	North Carolina	27302
6320 Angus Drive, Ste. D	Raleigh	North Carolina	27617
1033 Randolph Street, Suite 21	Thomasville	North Carolina	27360
3918 West Point Boulevard	Winston Salem	North Carolina	27103
105 Mall Boulevard, Suite 283W	Monroeville	Pennsylvania	15146
416A Robertson Blvd.	Waterboro	South Carolina	29488
762 Independence Blvd., Suite 798	Virginia Beach	Virginia	23455

Item 3. Legal Proceedings.
     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of shareholders during the quarter ended March 31, 2006.
Part II
Item 5. Market for Common Equity and Related Stockholder Matters.
     Shares of our Common Stock are currently quoted on the OTC Bulletin Board under the symbol “ACDI.” Our Common Stock has had a limited and sporadic trading history. The following table sets forth the quarterly high and low bid prices for our Common Stock on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. In November 2004, the Company changed its trading symbol to “ACDI” in correlation to its name change to Arcadia Resources, Inc. There is no established public trading market for any of our warrants, options or any other securities. The Company expects a change to its trading symbol upon listing and trading on the Amex and will notify shareholders of its new trading symbol as soon as it becomes available.

		Bid Price
	Period	High	Low
Fiscal Year Ended 3/31/2006	Fourth Quarter ended 3/31/06	$3.53	$2.36
	Third Quarter ended 12/31/05	$2.90	$2.48
	Second Quarter ended 9/30/05	$2.80	$2.06
	First Quarter ended 6/30/05	$2.46	$1.74
Fiscal Year Ended 3/31/2005	Fourth Quarter ended 3/31/05	$2.00	$1.11
	Third Quarter ended 12/31/04 (1)	$1.28	$0.64
	Second Quarter ended 9/30/04	$1.08	$0.60
	First Quarter ended 6/30/04	$1.08	$0.39

(1)	On November 16, 2004, the Company’s ticker symbol change to “ACDI.”
There is no established market for our Classes A, B-1 and B-2 Warrants. The Company’s respective warrants are not quoted on the OTC Bulletin Board, nor are they listed on any exchange. We do not expect our warrants to be quoted on the OTC Bulletin Board or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of, our warrants.
There are approximately 1,800 record holders of our Common Stock as of June 26, 2006. The number of record holders of our Common Stock excludes an estimate of the number of beneficial owners of Common Stock held in street name, totaling approximately 26 million shares. The transfer agent and registrar for our Common Stock is National City Bank, 629 Euclid Avenue, Suite 635, Cleveland, Ohio 44114 (216-222-2537).
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
The information presented in Item 9B pertaining to sales of unregistered equity securities is incorporated herein by this reference. The information presented in Item 12 regarding compensation plans under which equity securities of the Company are authorized for issuance is incorporated herein by this reference.
Item 6. Selected Consolidated Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated summary financial data is set forth in the table below. Results for the period from April 1, 2004 to May 9, 2004 and the years ended March 31, 2004, 2003, 2002 and 2001 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the year ended March 31, 2006 and for the period from May 10, 2004 to March 31, 2005 are those of the Successor entity as described below subsequent to the reverse merger transaction. We derived the statement of operations data for the year ended March 31, 2001 and the balance sheet data as of March 31, 2001 from unaudited financial statements. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
The “Predecessor” entity is Arcadia Services, Inc. and its subsidiaries. On May 7, 2004, RKDA acquired Arcadia Services, Inc. This acquisition, which preceded the RKDA reverse merger, was accounted for as a purchase transaction. The “Successor” entity is the combined company resulting from the RKDA reverse merger, including “old” Critical Home Care, Inc., RKDA, Arcadia Services and its subsidiaries, Arcadia RX and all other entities purchased subsequent to the reverse merger through March 31, 2005. Results for the period from April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to March 31, 2005 are those of the Successor entity as described above subsequent to the reverse merger transaction. A reclassification of commissions paid to affiliated agencies from cost of sales to general and administrative expenses is reflected herein to be more comparable with our peers in the staffing industry.

(Results shown in thousands)	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended	Year Ended	Year Ended
	March 31,	May 10, 2004 to	April 1, 2004 to	March 31,	March 31,	March 31,
	2006	March 31, 2005	May 9, 2004	2004	2003	2002
Net Sales	$130,929	$95,855	$9,487	$78,359	$76,276	$75,848
Cost of Sales	87,564	67,050	6,906	56,205	53,822	53,134

Gross Profit	43,365	28,805	2,581	22,154	22,454	22,714
General and Administrative Expenses	43,174	32,264	2,102	18,424	18,172	18,824
Impairment of Goodwill	—	707	16	—	—	—
Depreciation and Amortization	2,326	1,458	—	—	—	—

Operating Income (Loss)	(2,135)	(5,624)	463	3,730	4,282	3,890
Other Expenses Other (Income)	—	(87)	—	—	—	—
Interest Expense (Income), Net	1,524	946	—	(2)	(1)	(4)
Amortization of Debt Discount	933	1,228	—	—	—	—

Total Other Expenses (Income)	2,457	2,087	—	(2)	(1)	(4)

Net Income (Loss) Before Income Tax Expense (Benefit)	(4,592)	(7,711)	463	3,732	4,283	3,894
Income Tax Expense	119	186	—	—	—	—

Net Income (Loss)	$(4,711)	$(7,897)	$463	$3,732	$4,283	$3,894

Pro Forma Income Tax expense from tax status change			158	1,269	1,456	1,324
Pro Forma Income after Income Tax from tax status change			$305	$2,463	$2,827	$2,570
Income (Loss) per Share:
Basic	$(0.06)	$(0.11)	$0.49	$3.94	$4.52	$4.11
Fully diluted	$(0.06)	$(0.11)	$0.49	$3.94	$4.52	$4.11
Pro Forma Income (Loss) per Share:
Basic			$0.32	$2.60	$2.98	$2.71
Fully diluted			$0.32	$2.60	$2.98	$2.71
Weighted average number of shares (in thousands):
Basic	83,834	72,456	948	948	948	948
Fully diluted	83,834	72,456	948	948	948	948

	Successor		Predecessor
	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2004	2003	2002
			(In thousands)
Balance Sheet Data:
Total Current Assets	$32,322	$24,536	$13,612	$12,325	$12,498
Working Capital	$19,734	$10,032	$9,069	$8,874	$8,254
Total Assets	$85,151	$55,593	$17,203	$14,999	$15,094
Total Long-Term Debt, including current maturities	$19,772	$22,825	$430	$2	$113
Total Liabilities	$28,107	$30,071	$4,973	$3,453	$4,357
Total Stockholders’ Equity	$57,044	$25,522	$12,230	$11,546	$10,737

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The MD&A should be read in conjunction with the other sections of this report, including the consolidated financial statements and notes thereto beginning on page F-1 of this report and the subsection captioned “Statements Regarding Forward-Looking Information” above. Historical results set forth in Selected Consolidated Financial Information and the Financial Statements beginning on page F-1 and this section should not be taken as indicative of our future operations.
     As previously stated, we caution you that statements contained in this report (including our documents incorporated herein by reference) include forward-looking statements. The Company claims all safe harbor and other legal protections provided to it by law for all of its forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties and other factors about our Company, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Forward-looking statements are not guaranties of future performance. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.
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
Overview
     The Company has undergone substantial changes in its financial position and business operations since May 10, 2004. Before the RKDA merger, we had continuing losses, cash flow problems and faced going concern issues. We had annual sales of approximately $4 million. The Company entered into the merger agreement with RKDA in order to expand product and service offerings, increase geographic markets served, and to spread its cost structure over a wider base of customers, products and service offerings. The net effect of the RKDA merger was to considerably expand the Company’s base of business and to alleviate its financial problems. From the time of the merger through March 31, 2006, the Company raised $48 million in equity funding and completed 21 acquisitions.
     Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 108 operating locations in 24 states. Arcadia Services, a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of home care and staffing services currently operating in 19 states through its 76 locations, referred to herein as the Services Division. The Products Division includes Arcadia HOME (home oxygen and medical equipment), which provides respiratory and durable medical equipment to patients in 11 states through its 25 locations, including a full-service mail-order pharmacy operated for the benefit of all of our patients. Our Retail Division consists of six retail operations, a home health-oriented mail order catalog and a related retail website
The Company’s assets and net sales increased substantially during the period from May 10, 2004 to March 31, 2006. As of March 31, 2006, we reported total assets of approximately $85.2 million, on a consolidated basis, compared to $17.2 million as of March 31, 2004 reported by Arcadia Services, Inc., the entity treated as the acquirer for accounting purposes in the RKDA merger. See below for more information on the reverse merger accounting treatment of the RKDA merger.

The Company generated the following tabular progression of net sales by quarter since the merger. There were no material changes in sales prices from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 to contribute to the improvement in revenues. See Results of Operations and Liquidity and Capital Resources.

		Increase from prior	Increase from same
Net sales by quarter:	(in millions)	Quarter	quarter prior year
First quarter ended June 30, 2004*	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%
First quarter ended June 30, 2005	30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%
Third quarter ended December 31, 2005	33.3	1.8%	18.5%
Fourth quarter ended March 31, 2006	34.2	2.7%	19.6%

*	Includes results from the Predecessor entity
Growth Strategy. We have pursued a strategy of growth internally and externally through acquisitions. Our internal growth strategy is to capitalize on customer demand for a larger array of integrated home care services by obtaining greater penetration within existing markets and to expand service offerings by cross selling home care patients with personal services, mail order pharmacy and home oxygen and medical equipment products. In addition, we intend to proactively remind customers to reorder and replace their supplies. To this end, we have hired a director of business development in mid-2004 to spearhead the development of internal growth. During the year ended March 31, 2005, we generated internal growth of 15.5%, principally within our home care and staffing business, due to a continued trend in economic recovery and expanded marketing efforts. During the year ended March 31, 2006, we generated internal growth of 10.2% as we continued to increase our product offerings, in spite of some downward pressure on margins in the staffing business and reductions in reimbursement of services provided to Medicare beneficiaries receiving pharmaceuticals and certain durable medical equipment products and services. We continue to challenge our sales and marketing strategies and our delivery of products and services to achieve better customer satisfaction, market share and operating results. See Results of Operations.
Our growth strategy also encompasses expansion of our business by acquisition. There are many small local competitors currently serving the marketplace, each of which has a complete infrastructure in place to support its existing business. We hope to capitalize on the consolidation opportunities that we believe exist within the fragmented home care and staffing industries by becoming a larger provider of comprehensive national home care and staffing services through greater economies of scale. We intend to implement this strategy by smaller companies joining our affiliate network and by acquiring other home care, staffing and durable medical equipment businesses.
In line with this strategy, during the period from May 10, 2004 to March 31, 2006, we completed 21 acquisitions. During the year ended March 31, 2006, the Company purchased the operations of 15 entities, as more fully described below in the footnotes to the financial statements. The total amounts assigned to assets and liabilities for those operations purchased during the year ended March 31, 2006 are as follows:

(in thousands)
Description of assets and (liabilities) purchased:
Current Assets	$1,889
Property and Equipment	1,972
Intangibles	5,390
Liabilities	(5,154)
Goodwill	13,312

Total assets and liabilities acquired	$17,409

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
Revenue Recognition
Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreement made with the institution or patient prior to the services being delivered. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 28%, 24% and 19% for the years ended March 31, 2006, 2005 and 2004, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented. Revenues are recorded based on the expected amount to be realized by the Company.
Allowance for Doubtful Accounts
The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectibility of amounts due from customers, could have a material effect on the results of operations in the period in which such changes or events occur. See Revenue Recognition above for credit concentrations within payor sources. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Goodwill
Prior to 2002, Arcadia amortized its goodwill using the straight-line method over periods ranging from seven to fifteen years. In 2002, Arcadia adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, amortization of goodwill ceased as of December 31, 2002. Goodwill is now tested for impairment annually by comparing the fair value of each reporting unit to its carrying value.
We review goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note (7) of the consolidated financial statements. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.
If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we are required to perform the second step to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The income approach, which we use to estimate the fair value of our reporting units and purchased intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of our reporting units.
Income Taxes
Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly.
We have provided a valuation allowance for the net deferred tax assets including the asset related to the net operating loss carryover of approximately $7.2 million generated post-merger, expiring through 2026. Internal Revenue Code Section 382 rules limit the utilization of net operating losses following a change in control of a company. It has been determined that a change in control of Arcadia has taken place. Therefore, Arcadia’s ability to utilize $1.2 million net operating losses generated by Critical will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the respective net operating losses. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time as they are considered more likely than not to be realized.
Prior to May 10, 2004, Arcadia Services elected to be taxed as a Subchapter S corporation with the individual shareholders reporting their respective share of income on their income tax return. Accordingly, the Company has no deferred tax assets or liabilities recorded in prior periods.
Results of Operations
Year Ended March 31, 2006 Compared to Year Ended March 31, 2005
The table below showing results of operations of April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to March 31, 2005 and for the year ended March 31, 2006 are those of the combined Company resulting from the RKDA reverse merger, and other entities purchased subsequent to the reverse merger, presented on a consolidated basis (i.e., the Successor entity). The two companies, Predecessor and Successor, are combined to accommodate discussion and comparability between the years ended March 31, 2006 and 2005.
Arcadia Resources, Inc.
Consolidated Statements of Income
(In thousands)

	Successor	Successor	Predecessor
		Period from	Period From
	Year	May 10, 2004	April 1, 2004
	Ended	To	To
	March 31, 2006	March 31, 2005	May 9, 2004
Net Sales	$130,929	$95,855	$9,487
Cost of Sales	87,564	67,050	6,906

Gross Profit	43,365	28,805	2,581
General and Administrative Expenses	43,174	32,264	2,102

	Successor	Successor	Predecessor
		Period from	Period From
	Year	May 10, 2004	April 1, 2004
	Ended	To	To
	March 31, 2006	March 31, 2005	May 9, 2004
Impairment of Goodwill	—	707	16
Depreciation and Amortization	2,326	1,458	—

Operating Income (Loss)	(2,135)	(5,624)	463
Other Expenses
Other Income	—	(87)	—
Interest Expense, Net	1,524	946	—
Amortization of Debt Discount	933	1,228	—

Total Other Expenses	2,457	2,087	—

Net Income (Loss) Before Income Tax Expense	(4,592)	(7,711)	463
Income Tax Expense	119	186	—

Net Income (Loss)	$(4,711)	$(7,897)	$463

Net sales were $130.9 million for the year ended March 31, 2006 compared to $105.3 million for the year ended March 31, 2006, representing a increase of 24%. The Company generated revenues from operations acquired since March 31, 2005 totaling 58% of the increase in sales, while internal growth of existing operations represented 10.2% of the increase in sales compared to the year ended March 31, 2005. There were no material changes in sales prices from the year ended March 31, 2005 to the year ended March 31, 2006, net of pharmacy-related pricing reductions, to contribute to the improvement in revenues.
The Company had the following component increases in net sales for the period from April 1, 2005 through March 31, 2006*:

(in millions)
Internal growth from operations of entities owned as of March 31, 2005	$10.8
Two Services Division entities acquired during the year ended March 31, 2006	7.9
Eleven home respiratory care and DME operations acquired during the year ended March 31, 2006	3.6
Internal growth from Retail Division start up and one acquisition during the year ended March 31, 2006	3.3

Total increase in sales for the year ended March 31, 2006*	$25.6

*	Includes results from the Predecessor entity
The Company’s consolidated gross profit margin was 33.1% for the year ended March 31, 2006 compared to 29.8% for the year ended March 31, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, addition of a mail-order catalog operation in May 2005 and initiation of its retail store concept in September 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ Division revenues for the year ended March 31, 2006 were $110.1 million and yielded a gross margin of 27.1% compared to $97.2 million at a gross margin of 27.1% for the year ended March 31, 2005. The Products’ Divisional revenues for the year ended March 31, 2006 were $17.1 million at a gross margin of 73.4% compared to revenues for the year ended March 31, 2005 of $8.1 million at a gross margin of 61.8%. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients, including the related depreciation of the equipment rented to patients. The components of the Retail Division were acquired or opened during the year ended March 31, 2006 and generated revenues of $3.7 million at a 56.0% gross margin.
General and administrative expenses for the year ended March 31, 2006 were $43.4 million or 33.1% of revenues versus $34.4 million or 32.6% of revenues for the year ended March 31, 2005. The 26.2% increase is due primarily to changes in the Company’s mix of business. The general and administrative expenses for the Services, Products and Retail Divisions were 22.0%, 66.7% and 84.4% of revenues for the year ended March 31, 2006, respectively as compared to 22.3%, 75.5% and 0% (no Retail Division in this period) for the year ended March 31, 2005). The Company recorded $4.6 million in non-cash expenses during the year ended March 31, 2006, of which $1.1 million are included in general and administrative expenses compared to total non-cash expenses of $802,000 for the year ended March 31, 2005. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The Company’s investment in its retail store concept incurred general and administrative expenses of $1.1 million during the year ended March 31, 2006, compared to none for the same period in the prior year.
Total depreciation and amortization expense was approximately $3.4 million for the year ended March 31, 2006 compared to $1.5 million for the year ended March 31, 2005. Depreciation expense related to equipment rented to patients of approximately $1.1 million is included as a component of cost of sales for the year ended March 31, 2006 compared to none in the year ended March 31, 2005. The increase in depreciation expense relates primarily to the increase in the Company’s fleet of vehicles and equipment held for rental to patients, additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $1.5 million for the year ended March 31, 2006 compared to $782,000 recorded in the year ended March 31, 2005. Amortizable net intangibles, other than goodwill, were $46.6 million at March 31, 2006 compared to $13.0 million at March 31, 2005.
Interest expense was $1.5 million for the year ended March 31, 2006 compared to $946,000 for the year ended March 31, 2005. Even though the Company paid down $22.8 million in interest-bearing debt during the quarter ended September 30, 2005, the increase in interest expense is a result of borrowings resulting from the expansion of the Products Division along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements. Total interest-bearing borrowings were $19.8 million at March 31, 2006 at rates ranging from 7.75% to 8.25% per annum compared to $22.8 million at higher interest rates at rates ranging from 6.25% to 12% at March 31, 2005.
Amortization of deferred debt discount was $933,000 for the year ended March 31, 2006 compared to $1.2 million for the year ended March 31, 2005. These discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable as explained in Notes to the Consolidated Financial Statements. The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related instruments, therefore, there was no related amortization expense during the two quarter ended March 31, 2006. The deferred debt discounts have been amortized over the lives of the respective promissory notes, all of which were paid in full as of September 30, 2005.
The Company had income tax expense of $119,000 for the year ended March 31, 2006 compared to $186,000 for the year ended March 31, 2005, primarily related to state income tax expenses. The Company has total net operating loss carryforwards for tax purposes of $7.2 million that expire at various dates through 2026.
The Company’s net loss for the year ended March 31, 2006 was $4.7 million compared to a net loss of $7.4 million for the year ended March 31, 2005. The Company incurred total non-cash expenses of $5.7 million in the year ended March 31, 2006 compared to $7.7 million for the year ended March 31, 2005. The other costs responsible for the net loss for the year ended March 31, 2006 are: debt discount amortization and related interest expense, costs related to the Company’s investment in its retail store concept, costs related to stock options pursuant to FAS 123R, acquisition related amortization and depreciation, infrastructure building, higher workers’ compensation costs, and those costs related to public offering registration expenses.
Year Ended March 31, 2005 Compared to Year Ended March 31, 2004
The Company had the following component increases in net sales for the period from April 1, 2004 through March 31, 2005*:

(in millions)
Operations of entities acquired in the reverse acquisition on May 10	$3.4
Two staffing entities acquired between January 1, 2004 and June 30, 2004	4.4
Three staffing operations and two entities acquired between July 1, 2004 and March 31, 2005	4.2
Home respiratory care and DME operations acquired during the period ended March 31, 2005	4.7
Internal growth from existing operations	10.3

Total increase in sales for the year ended March 31, 2005*	$27.0

*	Includes results from the Predecessor entity

There were no significant changes in sales prices during the period May 10, 2004 through March 31, 2005 until an approximate 30% pricing reduction on reimbursement from the Medicare program on certain respiratory medications was effective on January 1, 2005, primarily affecting the Company’s Arcadia RX pharmacy operation and certain acquired home respiratory care operations.
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
The Company reported no income tax expense for the period from April 1, 2004 to May 9, 2004 as it was a Subchapter S taxpayer. The Company had income tax expense of $185,000 for the period from May 10, 2004 to March 31, 2005, primarily related to state income tax expenses. The Company had significant temporary differences between book income and taxable income resulting in combined net deferred tax assets of $2.7 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes of $4.0 million that expires at various dates through 2025.
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

	Successor	Successor	Predecessor
	Year	Period from May 10,	Period from April 1,
SUMMARY CONSOLIDATED	end	2004 to March 31,	2004 to May 9,
STATEMENTS OF CASH FLOWS (in millions)	March 31, 2006	2005	2004
Net income (loss)	$(4.7)	$(7.9)	$0.5
Net cash (used in) operating activities	$(7.4)	$(0.5)	$(0.5)
Net cash (used in) investing activities	$(16.7)	$(0.2)	$(0.2)
Net cash provided by financing activities	$23.2	$0.7	$0.7
Net increase (decrease) in cash and cash equivalents	$(0.9)	$1.4	$—
Cash and cash equivalents at the end of the period	$0.5	$1.4	$—
Prior to undertaking the Company’s long-term strategic growth plan, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $48 million raised in equity instruments after the merger through March 31, 2006 (including the conversion of notes payable into common stock). The Company also has in place a long-term line of credit, a short-term line of credit and has used notes payable to sellers and shares of its common stock as a means of financing some acquisitions.
On September 29, 2005, the Company completed a warrant offering. With the $29.2 million of net proceeds from this offering, the Company reduced its interest-bearing debt as of September 30, 2005. Most of the debt was generated by the reverse merger transaction of May 2004 and subsequent acquisitions.

During the year ended March 31, 2006, the Company made 15 acquisitions with a combination of cash of $12.9 million, $3.9 million in notes or escrows payable, assumption of certain liabilities totaling $1.3 million and 1.8 million shares of its common stock valued at $3.8 million. The Company had $5.3 million available as of March 31, 2006 through its various lines of credit with the potential of an additional $758,000 million available, based on borrowing base calculations.
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
The Company’s cash position as of March 31, 2006 was $530,000. The Company’s total debt to equity ratio was 0.49 to 1 and its current ratio was 2.57 to 1 at March 31, 2006.
Gross accounts receivable at March 31, 2006 of approximately $27.1 million represent accounts receivable from operations and from acquired entities. As of March 31, 2006, the Company’s net accounts receivable represented 64 days sales outstanding, consistent with the 67 days sales outstanding as of March 31, 2005. By type of revenue, as of March 31, 2006, the days sales outstanding for Services Division revenues were 60 and the days sales outstanding on Products Division revenues were 83 days. The Retail Division has minimal accounts receivable as its sales are primarily via charges to customers’ credit cards. The integration of billing related to acquisitions of Products Division operations during the year ended March 31, 2006 has affected the related collection process due to the required reworking of licensure and account statuses with payors after a change in ownership. Additional support has been added to improve the results in fiscal 2007. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations. The Company calculates its days sales outstanding as accounts receivable less acquired accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceding three months. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payor mix for the year ended March 31, 2006 was as follows:

Government-funded	24%
Institutions	45%
Commercial Insurance	15%
Private Pay	16%
Financing Transactions
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for net aggregate consideration of $1.86 million, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
On April 27, 2005, the Company issued Jana Master Fund, LTD (“Jana”) a $5.0 million Convertible Promissory Note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the Note, Jana may convert the outstanding balance into shares of the Company’s common stock at the rate of one (1) share of common stock per $2.25 of outstanding debt. The debt was repaid on September 30, 2005 with proceeds from our Class B-1 Warrant Offering and therefore, the conversion rights were extinguished.
The Company received $306,000 from the exercise of stock options and warrants during the year ended March 31, 2006.
On November 28, 2005, the Company agreed to sell for placement with two European bank SICAV funds an aggregate of 2,222,222 shares of common stock for aggregate consideration totaling $5,000,000. Due to the delays experienced, the funds agreed on March 7, 2006 to increase the price per share to $2.55, therefore increasing the total subscription to $5.7 million. The transactions were terminated on June 20, 2006 by the Company for failure of the SICAV funds to fund the transactions.
Management believes that cash from operations will be sufficient to repay short-term debt obligations. The Company generated net cash from operating activities of $855,000 during the quarter ended March 31, 2006, compared to negative net cash from operations in each of the preceeding three quarters. However, cash from operations alone may not be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the reduction of long-term debt obligations and for acquisitions will be primarily from the equity market. As of March 31, 2006, the Company’s interest-bearing debt totals approximately $4.4 million classified as current and approximately $15.5 million classified as long-term for a total of approximately $19.9 million. During fiscal years 2005 and 2006, the Company raised $48 million from the equity markets (including the conversion of notes payable into common stock) in accordance with its plan and has retired short term debt, reduced borrowings on its lines of credit, funded internal growth and financed 21 acquisitions. In the short term, the Company anticipates raising additional debt or equity funding for selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock. The Company expects to incur additional debt to fund the growth of its durable medical equipment and respiratory business. Vendor-based financing is available in the form of short term notes payable or capital leases for medical and information systems equipment. The Company does not have any material commitments for capital expenditures, but does intend to spend up to $1 million related to information systems technology.
The Company also plans to expand into certain new start-up locations related to retail DME and walk-in medical clinics, as well as to continue to expand product and service offerings in its existing sites. Cash flow from operations is expected to fund these efforts, the scope of which may be determined by the Company’s ability to generate cash flow or to secure additional new funding.
To the extent that we do not successfully raise funds from the equity markets to finance new acquisitions, we may seek debt financing, which reduces available cash for operations by the amount of interest expense and repayments. Alternatively, we may choose to modify or postpone our strategy to grow through acquisition or may choose to eliminate certain product or service offerings. Higher financing costs, modification of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the twenty-one months ended March 31, 2006, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will successfully raise such funds.
The revolving credit commitment amount on the original Comerica Bank credit facility has been increased four times since its May 7, 2004 inception. In August 2005, the credit agreement was amended to in the credit commitment amount to $19 million and to extend the maturity date to September 1, 2007. The Company is permitted to draw on the revolving credit facility to finance working capital or staffing business acquisitions. Factors that have bearing on whether we may require additional credit include our ability to assimilate our acquired businesses by reducing operating costs through economies of scale, our ability to increase revenues through internal growth based on our existing cost structure, and our ability to generate cash from operations sufficient to service our debt level and operating costs. There is always the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facility or to lend additional funds for working capital or acquisition purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
Contractual Obligations and Commercial Commitments
As of March 31, 2006, the Company had contractual obligations, in the form of non-cancelable operating leases and employment agreements as follows, in thousands:

	Payments due by March 31,
	Total	2007	2008	2009	2010	2011
Operating Leases	$2,701	$1,425	$963	$215	$58	$40
Debt Maturities	19,772	4,406	14,992	242	75	57
Employment Agreements	1,257	867	390	—	—	—
Interest Expense	2,446	1,753	663	30	—	—

Total	$26,176	$8,451	$17,008	$487	$133	$97

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
Item 8. Financial Statements and Supplementary Data.
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
     None of the events described in Regulation S-K 304(a)(1)(v) occurred during the two most recent fiscal years and the subsequent period through and including June 26, 2006.
Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Changes in Internal Controls. During our fiscal quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting, finance and information technology departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company has acquired and has begun the process to implement a comprehensive management information system during the next 12 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.
Item 9B. Other Information.
     During our fiscal quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K that was not reported on Form 8-K.
     Since the Company last filed a Current Report on Form 8-K, Item 3.02, on March 27, 2006, the Company has not been required per Item 3.02(b) to report unregistered sales of equity securities which in the aggregate constitute less than one (1%) percent of the number of securities of the same class outstanding. Notwithstanding, the Company hereby reports that from March 28, 2006 to June 26, 2006, the Company issued shares of its common stock pursuant to the following transactions:
     In April 2006, the Company issued 15,000 shares of its common stock valued at $44,000 to a contracted entity for achievement of a specific, contractually agreed upon, performance goal.
     In April 2006, 29,582 shares of common stock valued at $73,000 vested in compliance with outstanding restricted stock grant agreements as more fully described in Note 9 of the audited financial statements included herein.

     On May 2, 2006, the Company issued 54,034 shares of its common stock valued at $151,000 in lieu of a cash payment of the same amount on an outstanding note payable.
     On June 7, 2006, the Company issued 73,388 shares of its common stock valued at $188,000 and cash of $183,000, provided from operations, to pay its obligation to the shareholders of Home Health Professionals under the earnout provision of the respective purchase agreement dated April 29, 2005 as more fully described in Note 4 of the audited financial statements included herein.
     On June 22, 2006, the Company granted a total of 225,000 restricted shares of the Company’s common stock to three officers. The individual grants were as follows: Rebecca Irish, Chief Financial Officer, 125,000 shares; James E. Haifley, Executive Vice President, 50,000 shares; and, Cathy Sparling, Vice President of Administration, 50,000 shares. The granted shares vest ratably each quarter over four years, contain registration rights, are subject to acceleration upon certain events occurring and contingent upon continued employment through each vesting date. Pursuant to these agreements, 14,062 shares valued at $32,000 vested on June 22, 2006. The form of stock grant agreement is attached as Exhibit 10.64.
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
     On June 16, 2006, the Company’s Board of Directors appointed Peter Anthony Brusca, M.D., and Anna Maria Nekoranec to the Board of Directors effective July 1, 2006, to fill vacant director positions. The Board appointed Dr. Brusca and Ms. Nekoranec as members of the Board’s Audit Committee, commencing July 1, 2006. The Board determined that Dr. Brusca and Ms. Nekoranec each are independent within the meaning of the Sarbanes-Oxley Act of 2002, its implementing regulations, and the Charter of the Board’s Audit Committee. Director and Audit Committee Chairman John T. Thornton, whom the Board previously determined qualifies as independent, will continue as Chairman of the Audit Committee. So that the Company’s Audit Committee will consist solely of three independent directors, Director and Audit Committee member Lawrence R. Kuhnert, who is also the Company’s President and Chief Operating Officer, will conclude his term of service as a member of the Audit Committee as of June 30, 2006. Dr. Brusca and Ms. Nekoranec will each be compensated for service on the Board of Directors and the Audit Committee per the Company’s compensation arrangement for independent directors which consists of an annual retainer of $25,000, payable at the individual’s election in cash, options to purchase shares of the Company’s common stock or a combination thereof; and $1,000 per each Board meeting attended and $500 per each committee meeting attended, payable in shares of the Company’s common stock. The forms of director compensation and stock option agreements are attached as Exhibits 10.62 and 10.63, respectively.
      On November 28, 2005, the Company agreed to sell for placement with two European bank SICAV funds an aggregate of 2,222,222 shares of common stock for aggregate consideration totaling $5,000,000. Due to the delays experienced, the funds agreed on March 7, 2006 to increase the price per share to $2.55, therefore increasing the total subscription to $5.7 million. The transactions were terminated on June 20, 2006 by the Company for failure of the SICAV funds to fund the transactions.

Part III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Company directors serve a term of office which shall continue until the next annual meeting of shareholders and until his or her successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors. The names, ages and positions of the Company’s current directors and executive officers are as follows:

Name	Age	Position(s)	Served as Director Since
John E. Elliott, II	49	Chairman, Chief Executive Officer and Director	May 10, 2004

Lawrence R. Kuhnert	54	President, Chief Operating Officer, and Director	May 10, 2004

Rebecca R. Irish	44	Chief Financial Officer, Secretary and Treasurer	Not applicable

John T. Thornton	68	Director	June 15, 2004

Peter A. Brusca, M.D.	65	Director	*

Anna Maria Nekoranec	42	Director	*

James E. Haifley	49	Executive Vice President	Not applicable

Cathy Sparling	51	Vice President of Administration	Not applicable

*	Appointed on June 16, 2006, effective July 1, 2006. Dr. Brusca and Ms. Nekoranec have each consented to their appointments as directors of the Company. Other than as reported in this Item 10, there are no arrangements or understandings between Dr. Brusca and Ms. Nekoranec, respectively, and any other persons pursuant to which Dr. Brusca and Ms. Nekoranec were appointed as directors.

John E. Elliott, II. Mr. Elliott was formerly Chairman of AMI Holdings, Inc., which is a major shareholder in Fidlar Doubleday, Inc. Beginning his career in healthcare in 1978, Mr. Elliott has started up companies and acquired others. He founded Allied Medical, Inc., a durable medical equipment supplier which private labeled most of its product line and conducted manufacturing in the U.S., Pacific rim and Europe. After Allied, he purchased Guardian Medical Supplies, Inc. and Medical Equipment Providers, Inc. both DME dealers which he sold in 1997 to Rotech Medical, Inc. With a non-compete in the healthcare business, he formed a new business group in the education/governmental marketplace. Leading a group of investors in 1998, he purchased Doubleday Bros. & Co., the publishing unit from Standard Publishing Inc. (Standex). Additionally purchased Fidlar Doubleday, Inc. of which he served as Chairman through 2002. The company is a market leader in governmental software and holds a substantial share of the election business in this country. As a member of Standard Automotive Inc.’s board, he was selected to restructure the company and protect the employee and creditor base, which was accomplished in 2003. Mr. Elliott has a Bachelor of Science degree in Business Administration from Lawrence Technological University.
Lawrence R. Kuhnert. Mr. Kuhnert serves as the President and Chief Operating Officer of the Company and its subsidiaries. He has over 21 years experience in operating, developing, acquiring and divesting healthcare companies. From 1989 to 1996, as ConPharma’s Chief Financial Officer, he managed the financial aspects of the turnaround of this $35 million home medical equipment company, including restructuring the product mix, selling under performing locations, and negotiating strategic acquisitions. From 1996 to 2002, Mr. Kuhnert was Director of Acquisitions for Rotech Medical Corporation. Mr. Kuhnert is a Michigan State University graduate and previously practiced as a certified public accountant for Ernst & Young.
Rebecca R. Irish. Ms. Irish joined the Company as its Chief Financial Officer as of January 1, 2005. She also serves as the Secretary and Treasurer of the Company and its subsidiaries. She has 21 years of experience as a financial management consultant and company officer. Ms. Irish was the co-founder and president of Beacon Respiratory Services, Inc. and its affiliates (collectively “Beacon”), a home healthcare company furnishing respiratory services in Florida, Alabama, Colorado, and Georgia. The Company acquired Beacon effective January 1, 2005. Before organizing Beacon, Ms. Irish developed The WorkSource, Inc. in 1998, a business management company specializing in administrative and accounting functions, principally for healthcare-related businesses. Ms. Irish was formerly the chief financial officer of RoTech Medical Corporation. Before joining RoTech, Ms. Irish worked eight years as a Certified Public Accountant with Ernst & Young, providing auditing, financial and systems consulting to international public corporations, as well as to regional businesses.
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
Peter M. Brusca, M.D. Dr. Brusca. is a physician who practiced in otolaryngology in the Chicago, Illinois area through 2004. Dr. Brusca earned his medical degree in 1967 from Loyola University Stritch School of Medicine. He earned his Bachelor of Science Degree in 1963 from Loyola University, Chicago. He is certified by the American Board of Otolaryngology, and is a Fellow of the American College of Surgeons, American Academy of Otolaryngology Head and Neck Surgery, and other professional organizations.
Anna Maria Nekoranec. Ms. Nekoranec has extensive experience in private equity firms, including LBK Capital, a firm focused on private equity fund creation and select private equity investment opportunities, where she has been Managing Director since 2003. She has previous experience in other private equity firms in other major U.S. markets, including New York and Philadelphia. Ms. Nekoranec earned a Master of Business Administration in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania, in 1991, and a Bachelor of Arts in Economics and Modern Studies from the University of Virginia in 1986.
James E. Haifley. On December 7, 2005, the Company appointed Mr. Haifley as its Executive Vice President. His duties include oversight for the Company’s staffing and durable medical equipment divisions. Mr. Haifley joined Arcadia in 2004 as Director of Business Development. From 2000 to 2004, Mr. Haifley was a Divisional Director of Operations for Rotech Healthcare, Inc., a provider of home respiratory care and durable medical equipment and services. While at Rotech, Mr. Haifley was responsible for operations of its Central Division. Previously, Mr. Haifley was General Manager at Hook’s Medical, from 1995 to 2000, at which time the company was acquired by Rotech. He is a graduate of the University of St. Francis with a degree in business administration and concentrated studies in marketing and management.

Cathy Sparling. Ms. Sparling serves as the Vice President of Administration. She joined Arcadia Services, Inc. in 1990. She has over 25 years of clinical and business management experience in the home care and medical staffing industries. Prior to her current position, Ms. Sparling previously served as the Chief Operating Officer of Arcadia Services, Inc. and as its Vice President and Administrator of Affiliate Services. Ms. Sparling earned a Bachelor of Science degree in Nursing from Michigan State University and has pursued graduate course work in business administration.
Board Committees
     The Board’s Audit Committee consists of three Directors. Director John T. Thornton is Chairman of the Company’s Audit Committee and is independent from management. The other Audit Committee member is director Lawrence R. Kuhnert, the Company’s President and Chief Operating Officer, whose term of service on the Audit Committee will end on June 30, 2006 so that the Audit Committee will thereafter consist solely of three independent directors. Effective July 1, 2006, newly appointed independent Directors Peter A. Brusca, M.D. and Anna Maria Nekoranec have been appointed to the Audit Committee. Under the Company’s Audit Committee Charter, a majority of the members of the Audit Committee shall be independent from management, to the extent practicable, and shall not have participated in the preparation of the Company’s financial statements during the preceding three years. Because the Company is not listed on a national exchange, all members of the Audit Committee are not required to be independent from management. The Board determined that Dr. Brusca and Ms. Nekoranec each are independent within the meaning of the Sarbanes-Oxley Act of 2002, its implementing regulations, and the Charter of the Board’s Audit Committee. Director and Audit Committee Chairman John T. Thornton, whom the Board has determined qualifies as independent and is the Audit Committee’s financial expert, will continue as Chairman of the Audit Committee.
     On June 22, 2006, the Board, on the recommendation of the Audit Committee, adopted an amended and restated Audit Committee Charter, superseding the Charter adopted by the Board on October 18, 2002. The amended and restated Audit Committee Charter is attached as Exhibit 99.3.
The Board has not established separate compensation and nomination committees and is not required to do so, because the Company is not listed on a national exchange.
Director Compensation
Our directors who are officers or employees of the Company are not compensated for service on the Board of Directors or any committee thereof. Subject to exception for individually negotiated arrangements, directors who are non-officers or non-employees are granted non-qualified stock options and receive $1,000 for attendance at each board meeting and $500 for each telephonic board meeting, in addition to nominal compensation to cover travel costs.
Director John T. Thornton is compensated by the award of non-qualified options to purchase the Company’s Common Stock having an aggregate value of $28,000 annually, consisting of $25,000 as an annual retainer and $3,000 as annual compensation for service as Audit Committee Chairman. The number of stock options to be awarded annually will be determined utilizing acceptable modeling techniques mutually agreed upon and will be computed annually based on the then-fair market value. Stock options will be exercisable at the closing price of the Company’s common stock on the award date and shall be issued in advance on July 1 of each year and shall cover the subsequent period from July 1 to June 30 of each calendar year. The options will be exercisable for seven years. If Mr. Thornton is removed as a Director and/or the Audit Committee Chairman for cause, or if he resigns either or both positions voluntarily, the pro rata portion of the applicable options granted as compensation for such position(s) shall expire immediately upon termination for the uncompleted portion of the annual term. His ability to exercise the options is unaffected if removed without cause.
In addition, Mr. Thornton will receive $1,000 payable in the Company’s Common Stock for each Board of Directors meeting attended, and $500 payable in the Company’s Common Stock for each Audit Committee meeting attended. Mr. Thornton shall additionally be reimbursed for all reasonable expenses incurred in connection with his positions as director and Audit Committee Chairman.
Dr. Brusca and Ms. Nekoranec will each be compensated for service on the Board of Directors and the Audit Committee per the Company’s compensation arrangement for independent directors which consists of an annual retainer of $25,000, payable at the individual’s election in cash, options to purchase shares of the Company’s common stock or a combination thereof; $1,000 per each Board meeting attended and $500 per each committee meeting attended, payable in shares of the Company’s common stock; and payment of reasonable expenses incurred in connection with Board and Committee service. The forms of director compensation and stock option agreements are attached as Exhibits 10.62 and 10.63, respectively.

Indemnification of Directors and Officers
The Articles of Incorporation of the Company provide that no director or officer of the Company shall be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. The Articles further provide that any repeal or modification of the Articles shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director or officer of the Company for acts or omissions prior to such repeal or modification.
     Code of Ethics
     On June 29, 2004, the Board of Directors rescinded the code of ethics adopted by the Board of Directors on December 22, 2003, and adopted an amended and restated Code of Ethics and Conduct (the “Amended and Restated Code of Ethics”). The Amended and Restated Code of Ethics was effective July 29, 2004. The Amended and Restated Code of Ethics is attached as Exhibit 14.1.The Amended and Restated Code of Ethics applies to all directors, officers and employees of the Company and its subsidiaries, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Amended and Restated Code of Ethics substantially expands upon the substantive content of the former code of ethics adopted on December 22, 2003.
     The Company will provide a copy of the Amended and Restated Code of Ethics, without charge, to any person who sends a written request addressed to the Chairman and CEO at Arcadia Resources, Inc. at 26777 Central Park Blvd., Suite 200 Southfield, Michigan 48076. The Company intends to disclose any waivers or amendments to its Amended and Restated Code of Ethics in a report on Form 8-K Item 10, filing rather than by disclosure on its website.
     Section 16(a) Beneficial Ownership Reporting Compliance
     To the Company’s knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company’s issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2006.

Item 11. Executive Compensation.
Executive Compensation
The following table summarizes, for the last three fiscal years ended March 31, 2006, the compensation paid to the Chief Executive Officer during such periods and each other executive officer of the Company whose salary exceeded $100,000 for the fiscal years ended March 31, 2006, 2005 and 2004 (6 months) and the fiscal year ended September 30, 2003. Prior to the RKDA Merger in May 2004, David Bensol was the Company’s Chief Executive Officer. The compensation referenced in the following table is for Mr. Bensol’s services as the Company’s Chief Executive Officer for the periods indicated.
Summary Compensation Table

				Long-Term Compensation
				Awards
				Restricted	Securities
	Fiscal			Stock	Underlying
Name and	Year	Annual Compensation		Award(s)	Options/SARs
Principal Position	Ended	Salary ($)	Bonus ($)	($)	(#)
John E. Elliott, II,	2006	$196,992	—	—	—
Chairman and Chief Executive	2005	$132,692	—	—	4,000,000
Officer(1)	2004	—	—	—	—
	2003	—	—	—	—

Lawrence R. Kuhnert	2006	$196,992	—	—	—
President and Chief Operating	2005	$132,692	—	—	4,000,000
Officer(1)	2004	—	—	—	—
	2003	—	—	—	—

Rebecca R. Irish,	2006	$149,085	$72,000	47,063	—
Chief Financial Officer,	2005	$31,252	$21,563	25,125	150,000
Secretary and Treasurer(1)	2004	—	—	—	—
	2003	—	—	—	—

James E. Haifley,	2006	132,662	—	47,831	100,000
Executive Vice	2005	—	—	—	—
President(2)	2004	—	—	—	—
	2003	—	—	—	—

Cathy Sparling, Vice President of	2006	$147,877	$38,963	—	—
Administration(3)	2005	$141,927	$352,572	—	100,000

Eric S. Yonenson,	2006	—	—	—	—
Former Chief Financial	2005	—	—	—	—
Officer(4)	2004	$57,942	—	—	—
	2003	$65,019	—	—	250,000

David Bensol,	2006	—	—	—	—
Former Chairman	2005	$115,385	—	—	—
And Chief Executive Officer(4)	2004	75,557	—	—	—
	2003	113,654	—	—	100,000

Bradley Smith, Former	2006	—	—	—	—
Director and	2005	—	—	—	—
Officer(4)	2004	$62,981	—	—	—
	2003	125,000	—	—	—

(1)	John E. Elliott, II and Lawrence R. Kuhnert took their respective offices in May, 2004. As a result, neither individual received compensation from the Company for the fiscal year ended March 31, 2004, or any prior fiscal years. As more fully described in this prospectus, Messrs. Elliott and Kuhnert each entered into employment agreements with the Company which provided for annual base compensation of $150,000. Ms. Irish took her office in January, 2005. As more fully described below, Ms. Irish entered into an employment agreement providing an annual base salary of $125,000, subject to discretionary increase by the Company’s Board of Directors. In May 2005, annual base compensation was increased to $195,000 for Messrs. Elliott and Kuhnert and to $145,000 for Ms. Irish.

In connection the with the RKDA Merger, the Company issued to John E. Elliott, II, 12,780,000 shares of Company Common Stock and seven-year 600,000 Class A warrants to purchase 600,000 shares of Common Stock exercisable at $0.50 per share and issued to Lawrence R. Kuhnert 8,520,000 shares of Company Common Stock and seven-year 400,000 Class A warrants to purchase 400,000 shares of Common Stock exercisable at $0.50 per share. Also in connection the RKDA Merger, the Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options vest in six tranches, provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options, to the extent vested, may be exercised by Messrs. Elliot and Kuhnert as long as they are employed by the Company and for one year from termination of employment for any reason. The milestones for adjusted EBITDA and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. Mr. Bensol did not receive any compensation from the Company in connection with the RKDA Merger.

(2)	Mr. Haifley was not an officer of the Company during the fiscal year ended March 31, 2005, therefore, no amounts are shown in this table. On December 7, 2005, the Company appointed James E. Haifley as its Executive Vice President. Mr. Haifley’s duties include oversight for the Company’s staffing and durable medical equipment divisions. Mr. Haifley’s employment agreement provides for an annual base salary of $140,000, subject to discretionary increase by the Company’s Board of Directors. Employment is terminable at will. Should the Company end his employment other than for specified cause, Mr. Haifley is entitled to severance compensation equal to his base salary then in effect. In the event of a termination of employment in connection with a change of control in defined circumstances, the Company will pay Mr. Haifley two and one-half times his annual base salary then in effect. The employment agreement provides a covenant-not-to compete and an award of 150,000 restricted shares of the Company’s common stock to vest at the rate of 9,375 shares upon execution and per quarter thereafter contingent upon continued employment at vesting dates. On February 16, 2005, Mr. Haifley, who joined the Company in 2004 as Director of Business Development, was awarded non-qualified options to purchase 100,000 shares of the Company’s common stock at $1.45 per share, with exercise contingent on vesting and execution of a non-compete agreement. The options vested on March 31, 2005 and are exercisable through March 31, 2010 or ninety (90) days following termination of employment on any basis, whichever event occurs first.

(3)	Effective May 30, 2006, Cathy Sparling was named Vice President of Administration. Prior to that, she served as Chief Operating Officer of Arcadia Services, Inc., a second-tier, wholly-owned subsidiary of the Company.

(4)	Mr. Bensol resigned as a director officer and employee effective December 23, 2004. Mr. Yonenson’s employment with the Company ended September 21, 2004. Mr. Smith resigned his employment effective June 12, 2006 and had previously resigned as a director and officer in 2004.
Option Grants to Executive Officers and Option Exercises
     At the time of the reverse acquisition of Critical Home Care, Inc., the two stockholders of Arcadia were each granted options to purchase up to four million shares of the Company’s common stock, pursuant to a formulaic earnings threshold vesting requirement. These options vest over a three year period beginning for the year ending March 31, 2006. During the period from May 10, 2004 to March 31, 2005, the Company granted stock options to two executive officers of the Company. During the fiscal year ended March 31, 2006, none of the Company’s executive officers exercised stock options. The following table provides information regarding stock options held by the executive officers indicated as of March 31, 2006:

					Value of Unexercised
			Number of Securities		in-the-Money
	Number		Underlying Unexercised		Options at
	of Shares		Options at		End of
	Acquired	Value	End of Fiscal Year (#)		Fiscal Year ($)*
	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Elliott II	—	—	—	4,000,000	—	$11,560,000
Lawrence R. Kuhnert	—	—	—	4,000,000	—	$11,560,000
Rebecca R. Irish	—	—	150,000	—	$298,000	—
James E. Haifley	—	—	100,000	—	$169,000	—
Cathy Sparling	—	—	100,000	—	$169,000	—
David Bensol	—	—	—	—	—	—
		—		—		—

*	Value is calculated by subtracting the exercise price per share from the last reported market price on March 31, 2006 of $3.14 per share and multiplying the result by the number of shares subject to the option.
Executive Officer Employment Contracts
John Elliott, II, Lawrence Kuhnert, and David Bensol entered into substantially similar Employment Agreements on May 7, 2004, as Chief Executive Officer, President, Treasurer and Chief Operating Officer, and Executive Vice President, respectively. Each agreement is for three years, automatically renewable for successive one-year periods unless terminated on three months’ prior written notice. Each officer was to be paid $150,000 per annum in salary and was eligible to receive a discretionary annual bonus determined by the Board of Directors. If either Elliott, Kuhnert, or Bensol’s Employment Agreement is terminated by the Company other than for cause (as defined) or by the executive for good reason (as defined) then such executive shall receive twice his base salary. Upon a change in control, other than this transaction, if the executive is terminated by the Company other than for cause or by the executive for good reason, the executive shall receive three times his total compensation for the past year. Each executive agreed not to compete with the Company within North America for the one-year-period following termination of his employment. Mr. Bensol resigned as a director, officer and employee effective December 23, 2004. Messrs. Elliott and Kuhnert received increases to their annual base compensation to $195,000 in May 2005.
Pursuant to Eric S. Yonenson’s Employment Agreement, Mr. Yonenson received options to purchase 250,000 shares of which 50,000 vested upon grant, and the balance vests ratably on a monthly basis as of the last day of the month for each of the first 36 months following the date of grant as long as Mr. Yonenson remains an employee of the Company. Mr. Yonenson commenced his employment with the Company on March 10, 2003, at an annual salary of $115,000 per year. Mr. Yonenson was the Company’s Principal Accounting and Financial Officer through July 28, 2004. Beginning on July 29, 2004, the Vice Chairman of Finance, Lawrence R. Kuhnert, became the Company’s Principal Accounting and Financial Officer. Mr. Yonenson’s employment with the Company ended on September 21, 2004. In connection with Mr. Yonenson’s separation from the Company, Mr. Yonenson was granted the option to purchase a total of 125,000 shares of Common Stock at a purchase price of $0.17 per share, and exercised the option to purchase all such shares. These shares carry registration rights.
On September 26, 2002, in connection with his joining the Board of Directors, Mitchell J. Cooper was granted a five-year non-qualified stock option to purchase 50,000 shares of Common Stock exercisable at $1.50 per share vested immediately. Mr. Cooper resigned as a director on September 24, 2004.
Director John T. Thornton is compensated by the award of non-qualified options to purchase the Company’s Common Stock having an aggregate value of $28,000 annually, consisting of $25,000 as an annual retainer and $3,000 as annual compensation for service as Audit Committee Chairman. The number of stock options to be awarded annually will be determined utilizing acceptable modeling techniques mutually agreed upon and will be computed annually based on the then-fair market value. Stock options will be exercisable at the closing price of the Company’s common stock on the award date and shall cover the subsequent period from July 1 to June 30 of each calendar year. The options will be exercisable for seven years. If Mr. Thornton is removed as a Director and/or the Audit Committee Chairman for cause, or if he resigns either or both positions voluntarily, the pro rata portion of the applicable options granted as compensation for such position(s) shall expire immediately upon termination for the uncompleted portion of the annual term. His ability to exercise the options is unaffected if removed without cause. In addition, Mr. Thornton will receive $1,000 payable in the Company’s Common Stock for each Board of Directors meeting attended, and $500 payable in the Company’s Common Stock for each Audit Committee meeting attended. Mr. Thornton shall additionally be reimbursed for all reasonable expenses incurred in connection with his positions as director and Audit Committee Chairman.
On December 7, 2005, the Company appointed James E. Haifley as its Executive Vice President. Mr. Haifley’s duties include oversight for the Company’s staffing and durable medical equipment divisions. Mr. Haifley’s employment agreement provides for an annual base salary of $140,000, subject to discretionary increase by the Company’s Board of Directors. Employment is terminable at will. Should the Company end his employment other than for specified cause, Mr. Haifley is entitled to severance compensation equal to his base salary then in effect. In the event of a termination of employment in connection with a change of control in defined circumstances, the Company will pay Mr. Haifley two and one-half times his annual base salary then in effect. The employment agreement provides a covenant-not-to compete and an award of 150,000 restricted shares of the Company’s common stock to vest at the rate of 9,375 shares upon execution and per quarter thereafter contingent upon continued employment at vesting dates. On February 16, 2005, Mr. Haifley, who joined the Company in 2004 as Director of Business Development, was awarded non-qualified options to purchase 100,000 shares of the Company’s common stock at $1.45 per share, with exercise contingent on vesting and execution of a non-compete agreement. The options vested on March 31, 2005 and are exercisable through March 31, 2010 or ninety (90) days following termination of employment on any basis, whichever event occurs first.
Cathy Sparling currently serves as the Vice President of Administration. While the Chief Operating Officer of Arcadia Services, Inc., Ms. Sparling renewed her employment agreement with Arcadia Services, Inc. effective April 1, 2003, which expired on March 31, 2006. Ms. Sparling’s employment agreement provided for a minimum annual base salary of $137,917. The employment agreement also entitled Ms. Sparling to bonus compensation based on the income generated by Arcadia Services, Inc. as set forth in the agreement. The employment agreement provided that either Ms. Sparling or Arcadia Services, Inc. may terminate the agreement upon thirty days prior written notice of termination for no cause, and five days prior written notice for cause. If Ms. Sparling was terminated without cause, she was entitled to one-year of severance pay in the form of continuation of base salary and benefits. The employment agreement also provided that Ms. Sparling was entitled to additional compensation upon a change in control of Arcadia Services, Inc.
Dr. Brusca and Ms. Netoranec, whose terms as Directors begin July 1, 2006, will each be compensated for service as Directors and Audit Committee members by an annual retainer of $25,000, payable at the individual’s election in cash, options to purchase shares of the Company’s common stock of a combination thereof; $1,000 per each Board meeting attended and $500 per each committee meeting attended, payable in shares of the Company’s common stock and; payment of reasonable expenses incurred in connection with Board and Committee service.

On May 25, 2004, the Company entered into an agreement with Cathy Sparling by which she purchased 200,000 shares of our Common Stock at $0.25 per share. The agreement provides certain registration rights for the shares of Common Stock she purchased.
Effective February 16, 2005, the Company awarded Mr. Haifley and Ms. Sparling, as an incentive and not in lieu of the payment of salary or other compensation and without the payment of consideration, non-statutory options to each purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.45, contingent on a method of vesting to be determined by the Company, continued employment through the occurrence of vesting, and agreement to a non-compete agreement specified by the Company as condition precedent to exercise of the options. The options vested on May 31, 2005 and are fully exercisable through (a) May 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first. On June 22, 2006, the Company granted to each Mr. Haifley and Ms. Sparling, 50,000 restricted shares of the Company’s common stock. The individual grants vest ratably each quarter over four years, contain registration rights, are subject to acceleration upon certain events occurring and contingent upon continued employment through each vesting date. Pursuant to these agreements, 3,125 shares valued at $7,000 vested on June 22, 2006 to Mr. Haifley and to Ms. Sparling.
On January 6, 2005, the Company and Rebecca R. Irish executed an employment agreement under which Ms. Irish was appointed as the Company’s Chief Financial Officer. Under her employment agreement, Ms. Irish will be compensated by an annual base salary of $125,000, subject to discretionary increase by the Company’s Board of Directors. In its discretion, the Board of Directors may additionally provide Ms. Irish with annual cash bonus compensation. Ms. Irish’s employment is terminable at will. Should the Company end her employment other than for specified cause, Ms. Irish is entitled to severance compensation equal to one-half of her base salary then in effect. The employment agreement provides a post separation covenant-not-to compete. The Company and Ms. Irish also agreed that Ms. Irish shall be granted options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.15. The options vested on May 31, 2005 and are fully exercisable through (a) May 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first. Additionally, to the extent she is employed by the Company as of January 10, 2005, and January 1 of 2006, 2007 and 2008, Ms. Irish shall be granted 18,750 restricted shares of the Company’s common stock as of each such date. 37,500 total shares related to 2005 and 2006 have been issued. Ms. Irish’s annual base compensation was increased to $145,000 in May 2005. Ms. Irish was granted a bonus in February 2006 of 25,000 shares of the Company’s common stock, valued at $72,000. On June 22, 2006, the Company granted 125,000 restricted shares of the Company’s common stock to Ms. Irish. The grants vest ratably each quarter over four years, contain registration rights, are subject to acceleration upon certain events occurring and contingent upon continued employment through each vesting date. Pursuant to this agreement, 7,812 shares valued at $18,000 vested on June 22, 2006 to Ms. Irish.
On December 22, 2004, Arcadia Resources, Inc. agreed to purchase all of the outstanding shares of common stock of Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (collectively “Beacon”). The purchase was effective on January 1, 2005. The purchase price was $1,500,000, including the payment of certain liabilities. The purchase price was increased by $140,000, per the original agreement, based on pricing changes for certain of the Company’s products and services for calendar year 2005, with the additional amounts owed paid to the sellers in March 2006. In 2005, the Company paid $983,428 in cash to Beacon’s shareholders, less $150,000 to be held by the Company to offset valid indemnification and other claims of the Company, which was released to the sellers in February 2006. On January 15, 2005, one of Beacon’s selling shareholders, Rebecca R. Irish, was issued a promissory note for $150,000, with a one-year term at 8% annual interest secured by 33% of the shares of Beacon. Principal and interest were to be paid quarterly. Ms. Irish received the first quarterly payment of $37,500 plus interest and on September 30, 2005 converted the balance owed to 48,865 shares of the Company’s common stock valued at $119,232. There are no further payments due related to this acquisition as of March 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of the shares of our Common Stock and preferred stock as of June 26, 2006 by:
•	each person we know to beneficially own more than 5% of our voting stock,

•	each director and nominee for director,

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation,” and

•	all of our directors, nominees for directors and executive officers as a group.
On June 26, 2006, there were 96,526,063 shares of our Common Stock outstanding, net of shares held in treasury. Except as noted, all information with respect to beneficial ownership has been furnished by the respective director, executive officer or beneficial owner of more than 5% of our Common Stock, or is based on filings with the Securities and Exchange Commission. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the Securities Exchange Act of 1934, as amended, which provides, among other things, that a person is deemed to be the beneficial owner of the Common Stock if that person, directly or indirectly, has or shares voting power or investment power with respect to such stock or has the right to acquire such ownership within sixty days. Accordingly, the amounts shown in the table do not purport to represent beneficial ownership for any purpose other than compliance with Securities and Exchange Commission reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of the Common Stock.

	Name and Address of	Amount and Nature of		Percent
Title of Class	Beneficial Owner	Beneficial Owner		of Class
Common Stock	John E. Elliott, II	13,380,000	(1)	13.07%
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Lawrence Kuhnert	8,920,000	(2)	8.72%
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	John T. Thornton	84,278	(3)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Rebecca R. Irish	386,365	(4)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Cathy Sparling	350,000	(5)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	James E. Haifley	321,200	(6)	*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Anna Maria Nekoranec **	—		*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	Peter M. Brusca, M.D. **	—		*
	26777 Central Park Blvd., Suite 200
	Southfield, MI 48076
Common Stock	JANA Master Fund, Ltd.	16,807,396	(7)	16.42%
	200 Park Ave., Ste. 3900
	New York, NY 10166
Common Stock	SDS Capital Group SPC, Ltd.	8,482,967	(8)	8.29%
	53 Forest Ave., Suite 203
	Old Greenwich, CT 06870
Common Stock	Steven Derby	8,482,967	(9)	8.29%
	53 Forest Ave., Suite 202
	Old Greenwich, CT 06870
Common Stock	North Sound Capital, LLC	6,886,985	(10)	6.73%
	53 Forest Ave., Ste. 202
	Old Greenwich, CT 06870
Common Stock	Thomas McAuley	6,886,985	(11)	6.73%
	53 Forest Ave., Ste. 202
	Old Greenwich, CT 06870

*	Represents less than 1% of the outstanding stock.

**	Appointed on June 16, 2006, effective July 1, 2006. Dr. Brusca and Ms. Nekoranec have each consented to their appointments as directors of the Company.

(1)	Includes 600,000 shares of common stock issuable upon exercise of Class A Warrants and 4.8 million shares of Common Stock held in escrow, but excludes shares in which Mr. Elliott has voting control with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by Mr. Elliott during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to Mr. Elliott. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(2)	Includes 400,000 shares of common stock issuable upon exercise of Class A Warrants and 3.2 million shares of Common Stock held in escrow, but excludes shares in which Mr. Kuhnert has voting control with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by Mr. Kuhnert during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to Mr. Kuhnert. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(3)	Includes 10,936 shares of the Company’s common stock and non-qualified options to purchase 49,040 shares of the Company’s common stock at $1.08 per share and non-qualified option to purchase 24,303 shares of common stock at $2.20 per the terms of Mr. Thornton’s Director Compensation Agreement for attendance at Board and Audit Committee meetings through February 28, 2006 and for his annual retainer as director and Audit Committee Chair through June 30, 2006.

(4)	Includes non-qualified options to purchase 150,000 shares of common stock at $1.15 per share, per Ms. Irish’s terms of employment with the Company and 125,000 shares issuable pursuant to a restricted stock award.

(5)	Includes 200,000 shares of common stock and non-statutory options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.45, vested on March 31, 2005. Execution of a non-compete agreement specified by the Company as condition precedent to exercise of the options must be met. The options shall be fully exercisable through (a) March 31, 2010 or (b) ninety (90) days following termination of employment on any basis (whether voluntarily or involuntarily, for cause or without cause, etc.), whichever event occurs first. Includes 50,000 shares issuable pursuant to a restricted stock award on June 22, 2006.

(6)	Includes 100,000 shares of Common Stock issuable upon the exercise of non-qualified options to purchase Common Stock at $1.45 per share, 150,000 shares issuable per a restricted stock award, 21,200 shares issuable on the exercise of options held indirectly and as to which the inclusion of such shares is not deemed to be an admission of beneficial ownership per Exchange Act Rule 13d-4 except to the extent of pecuniary interest, voting authority and dispositive power, and 50,000 shares issuable pursuant to an additional restricted stock award on June 22, 2006.

(7)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of Class A Warrants, and 72,000 shares of Common Stock issuable upon exercise of Late Registration Warrants, but ignores the impact of Messrs. Elliott and Kuhnert having voting control of shares of the Common Stock owned by Jana Master Fund Ltd., with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by Jana during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to Jana. The Company believes that Voting Agreement will remain in effect for the foreseeable future. Jana Master Fund, LTD is an account established by Jana Partners, LLC, which has sole voting and investment control over the shares, subject to the Voting Agreement described below. The principals of Jana Partners, LLC are Barry Rosenstein and Gary Claar. Jana is also the beneficial owner of warrants (i) for 250,000 shares of Common Stock and (ii) for 50,000 shares of Common Stock, (iii) B-1 Warrants to purchase 4,444,444 shares of Common Stock and (iv) B-2 warrants to purchase 1,555,555 shares of Common Stock, ,the terms of which are subject to limitations such that the warrants may not be exercised if doing so would result in Jana having aggregate beneficial ownership of more than 4.99% of the total issued and outstanding shares of Common Stock. These warrants were not taken into account in calculation of the beneficial ownership of Jana.

(8)	Includes 566,071 shares of common stock issuable upon exercise of Class A Warrants and 33,964 shares of Common Stock issuable upon exercise of Late Registration Warrants, but, ignores the impact of Messrs. Elliott and Kuhnert having voting control of shares of the Common Stock owned by SDS Capital Group SPC, Ltd., with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by to SDS Capital Group SPC, Ltd. during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to SDS Capital Group SPC, Ltd. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(9)	Steven Derby shares dispositive power of 8,482,967 shares of Common Stock of the Company in his capacity as managing member of SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd. The calculation of beneficial ownership for Mr. Derby ignores the impact of Messrs. Elliott and Kuhnert having voting control of the shares of common stock owned by SDS Capital Group SPC, Ltd. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by to SDS Capital Group SPC, Ltd. during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to SDS Capital Group SPC, Ltd. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(10)	Includes 178,449 shares of common stock owned by North Sound Legacy Fund LLC, 2,505,668 shares of common stock owned by North Sound Legacy Institutional Fund LLC and 4,202,868 shares of common stock owned by North Sound Legacy International Ltd.; all of which are managed by North Sound Capital LLC. Ignores the impact of Messrs. Elliott and Kuhnert having voting control of the shares of Common Stock owned by North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd., with respect to the election of the Company’s Board of Directors pursuant to the terms of a Voting Agreement described below. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by North Sound during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to North Sound. The Company believes that Voting Agreement will remain in effect for the foreseeable future.

(11)	The ultimate managing member of North Sound Capital LLC is Thomas McAuley. Mr. McAuley may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (the “Funds”), whose holdings are described in footnote 9 above. As the managing member of the Funds, Mr. McAuley has voting and investment control with respect to the shares of common stock held by the Funds. All shares of Common Stock and all other voting securities, if any, owned as of May 7, 2004, or subsequently acquired by North Sound during the term of the Voting Agreement, are subject to the Voting Agreement. The Voting Agreement, during its term, is binding upon any purchaser of Common Stock and other voting securities owned by or issuable to North Sound. The Company believes that Voting Agreement will remain in effect for the foreseeable future.
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

EQUITY COMPENSATION PLAN INFORMATION TABLE

Plan Category	(a)	(b)	(c)
Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to be	exercise	equity compensation
	issued upon exercise of	price of outstanding	plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders	None
Equity compensation	9,536,540 common shares	$0.36	N/A
Total	9,536,540 common shares	$0.36	N/A
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
Fees Paid to Independent Registered Auditors
     Fees paid to BDO Seidman for fiscal 2006 (estimated) and fiscal year 2005 (actual) for work performed for the Company are as follows:

	March 31, 2006	March 31, 2005
Audit (1)	$260,000	$285,000
Audit-related fees(2)	—	54,000

Tax (3)	160,000	115,000
Other	—	—

Total	$420,000	$454,000

(1)	Audit fees consisted of the annual audit of the Company’s consolidated financial statements, reviews of the financial statements included in quarterly reports on Form 10-Q, and the registration statement on Form S-1.

(2)	Audit-related fees consisted of work performed on Form 8-K and related services.

(3)	Tax fees consisted of assistance with tax compliance, preparation of tax returns and tax consultation.
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
Report of independent registered public accounting firm
Consolidated balance sheets as of March 31, 2006, 2005 and 2004
Consolidated statements of income for the years ended March 31, 2006, 2005 and 2004
Consolidated statements of shareholders’ equity and comprehensive income for the years ended March 31, 2006, 2005 and 2004
Consolidated statements of cash flows for the years ended March 31, 2006, 2005 and 2004
Notes to consolidated financial statements
     Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts
     All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto that are a part hereof.
     (a)(3)
     The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	F-
Consolidated Balance Sheet as March 31, 2006, 2005 and 2004	F-, F-
Consolidated Statements of Operations for the periods ended March 31, 2006, 2005 and 2004	F-
Consolidated Statements of Stockholders’ Equity for the periods ended of March 31, 2006, 2005 and 2004	F-
Consolidated Statements of Cash Flows for the periods ended March 31, 2006, 2005 and 2004	F-
Notes to Consolidated Financial Statements	F-
Schedule II – Valuation and Qualifying Accounts	F-

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2006	By:	/s/ John E. Elliott, II
John E. Elliott, II
Chairman and Chief Executive Officer (Principal Executive Officer)

June 28, 2006	By:	/s/ Rebecca R. Irish
Rebecca R. Irish
Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2006	By:	/s/ John E. Elliott, II
John E. Elliott, II
Chairman, Chief Executive Officer (Principal Executive Officer) and a Director

June 28, 2006	By:	/s/ Lawrence R. Kuhnert
Lawrence R. Kuhnert
Vice Chairman of Finance, Treasurer, Chief Operating Officer and a director

June 28, 2006	By:	/s/ John T. Thornton
John T. Thornton
Director

Exhibit Index
     The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical Home Care, Incorporated (9)

3.1	Amended and Restated Articles of Incorporation (13)

3.2	Amended and Restated By-Laws (13)

3.3	Amendment to By-Laws, dated May 4, 2004 (8)

3.4	Amendment to By-Laws, dated June 11, 2004 (8)

4.1	Amended and Restated Articles of Incorporation Section Regarding Shares of Common Stock (See Exhibit 3.1, Section 4)

4.2	Amended and Restated By-Laws Article Regarding Capital Stock (See Exhibit 3.2, Article IV)

4.3	Form of Regulation D Class A Common Stock Purchase Warrant (1)

4.4	Class A Warrant issued to John E. Elliott, II (1)

4.5	Class A Warrant issued to Lawrence Kuhnert (1)

4.6	John E. Elliot, II and Lawrence Kuhnert Registration Rights Agreement, dated May 7, 2004 (8)

4.7	Form Note Purchase Agreement (8)

4.8	Jana Warrants, dated March 11, 2004, to purchase 250,000 Shares (8)

4.9	Jana Registration Rights Agreement, dated March 11, 2004 (8)

4.10	Amended and Restated Subordinated Convertible Promissory Note, dated June 12, 2004 (8)

4.11	Cleveland Overseas Settlement Agreement, dated June 16, 2004 (8)

4.12	Cleveland Overseas Warrant for Purchase of 100,000 Shares of Common Stock (8)

4.13	Cleveland Overseas Registration Rights Agreement, dated February 28, 2003 (8)

4.14	Stephen Garchik Option to Acquire 500,000 Shares, dated February 3, 2004 2004, between Critical Home Care, Inc. and Jana Master Fund, Ltd. (8)

4.15	Stephen Garchik Registration Rights Agreement, dated February 3, 2004 (8)

4.16	Global Asset Management Settlement Agreement which includes provision regarding registration rights (to be filed by amendment) (8)

4.17	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (8)

4.18	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (8)

4.19	Form of Regulation D Registration Rights Agreement (8)

4.20	Form of stock purchase agreement (7)

4.21	Jana Convertible Promissory Note dated April 27, 2005 (7)

Exhibit
Number	Description of Exhibit
4.22	Warrant Purchase and Registration Rights Agreement dated September 26, 2005 (10)

4.23	Warrant Purchase and Registration Rights Agreement dated September 28, 2005 (10)

4.24	Form of B-1 Warrant (10)

4.25	Form of B-2 Warrant (10)

4.26	Private Stock Purchase Agreement SICAV 1 dated November 28, 2005 (22)

4.27	Private Stock Purchase Agreement SICAV 2 dated November 28, 2005 (22)

9.1	Form of Voting Agreement (1)

10.20	Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Inc., All Care Medical Products Corp., and Luigi Piccione (3)

10.21	Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith (3)

10.22	2002 Employee Stock Incentive Plan (2)

10.23	Employment Agreement, dated as of March 10, 2003, by and between the Company and Eric Yonenson (4)

10.24	Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord (4)

10.25	Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord (5)

10.26	Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (1)

10.27	Stock Purchase Agreement dated as of May 7, 2004 by and among RKDA, Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and W. Andrew Wright (1)

10.28	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and Lawrence Kuhnert. (1)

10.29	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.30	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol (1)

10.31	Termination of Employment Agreement and Release dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol. (1)

10.32	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and Nathan Neuman & Nathan P.C. (1)

10.33	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan Neuman & Nathan P.C. (1)

10.34	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.35	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (1)

Exhibit
Number	Description of Exhibit
10.36	Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC. (1)

10.37	Credit Agreement dated as of May 7, 2004, by and among Arcadia Services, Inc., Arcadia Health Services, Inc. Grayrose, Inc. and Arcadia Health Services of Michigan, Inc. (1)

10.38	Lease of City Center Office Park—South Building (8)

10.39	Promissory Note and Warrant Purchase Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (11)

10.40	Critical Home Care, Inc. Promissory Note in the principal amount of $5,000,000 bearing interest at 6%, compounded quarterly, dated September 21, 2004 (11)

10.41	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (11)

10.42	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (11)

10.43
Stock Purchase Agreement by and among SSAC, LLC (“Buyer”), Trinity Healthcare of Winston-Salem, Inc. (“Company”), and Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (“Sellers”), dated September 23, 2004 (11)

10.44	SSAC, LLC Promissory Note in the principal amount of $660,774 bearing interest at 6%, compounded quarterly, dated September 23, 2004 (11)

10.45	Subordinated Security Agreement by and between Roy Hathcock and Dale Benzine (the “Secured Party”) and SSAC, LLC (the “Debtor”), dated September 23, 2004 (11)

10.46	Guaranty dated September 23, 2004, given by Critical Home Care, Inc. in favor of Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (11)

10.47	Escrow Agreement made on September 23, 2004, by and among SSAC, LLC (the “Buyer”), Chris Norman and Marc Leonard, and Kerr, Russell and Weber, PLC (11)

10.48	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (12)

10.49	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (13)

10.50
Stock Purchase Agreement by and among Arcadia Resources, Inc. (“Buyer”), Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (“Companies”), and Rebecca Irish, Ryan Powers and Reid Wilburn (“Sellers”), dated December 22, 2004 (14)

10.51	Employment Agreement effective January 1, 2005 by and between the Company and Rebecca Irish (15)

10.52	Form Stock Purchase Agreement (16)

10.53	Form of Credit Facility Agreement between Comerica Bank and Trinity Healthcare of Winston-Salem, Inc. dated February 18, 2005 (17)

10.54	Form of Master Revolving Note given by Trinity Healthcare of Winston-Salem, Inc. to Comerica Bank dated February 18, 2005 (17)

10.55	Form of Advance Formula Agreement between Comerica Bank and Trinity Healthcare of Winston-Salem, Inc. dated February 18, 2005 (18)

10.56	Director Compensation Agreement dated March 22, 2005 (19)

Exhibit
Number	Description of Exhibit
10.57	Stock Option Agreement dated March 22, 2005 (19)

10.58	Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home Health Professionals, Inc., and the selling shareholders (7)

10.59	Haifley Employment Agreement dated December 7, 2005. (22)

10.60	Haifley Non-Qualified Stock Option Agreement dated December 7, 2005. (22)

10.61	Haifley Restricted Stock Grant Agreement dated December 7, 2005. (22)

10.62	Form of Director Compensation Agreement

10.63	Form of Director Stock Option Agreement

10.64	Form of Stock Grant Agreement dated June 22, 2006

14.1	Code of Ethics (8)

16.1	Change in Critical Home Care, Inc.’s Certifying Accountant (6)

21.1	Subsidiaries of Arcadia Resources, Inc.

99.1	Arcadia Resources, Inc. news release dated April 11, 2005 (20)

99.2	Arcadia Resources, Inc. news release dated June 30, 2005 (21)

99.3	Charter of the Audit Committee of the Board of Directors, as Amended and Restated on June 22, 2006

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K filed on May 24, 2004 and incorporated herein by reference (File No. 000-31249).

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 19, 2003 and incorporated herein by reference (File No. 000-31249).

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annul Report on Form 10 QSB filed on November 19, 2002 and incorporated herein by reference (File No. 000-31249).

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 18, 2004 and incorporated herein by reference (File No. 000-31249).

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on March 9, 2004 and incorporated herein by reference (File No. 000-31249).

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K/A filed on July 28, 2004 and incorporated herein by reference. (File No. 000-31249).

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K/A filed on May 2, 2005 and incorporated herein by reference. (File No. 000-31249).

(8)	Originally filed with the Securities and Exchange Commission as an Exhibit to Form S-1/A, Amendment No. 1, filed August 27, 2004 (File No. 000-31249) and reprinted and incorporated herein without change except to reflect the Company’s name change which occurred on November 16, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on February 19, 2003 and incorporated herein by reference. (File No. 000-31249).

(10)	Previously filed with the Securities and Exchange Commission as and Exhibit to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference. (File No. 000-31249).

(11)	Previously filed with the Securities and Exchange Commission as and Exhibit to the Current Report on Form 8-K filed on September 30, 2005 and incorporated herein by reference. (File No. 000-31249).

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2004 and incorporated herein by this reference.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 16, 2004 and incorporated herein by this reference.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2004 and incorporated herein by this reference.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 8, 2005.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005.

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on March 28, 2005

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 20, 2005.

(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on June 30, 2005.

(22)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q on February 14, 2006.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
Years Ended March 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Arcadia Resources, Inc. and Subsidiaries
Southfield, Michigan
We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended March 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Kalamazoo, Michigan June 28, 2006

Arcadia Resources, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2006	2005
Assets (Note 7)
Current Assets
Cash	$530,344	$1,412,268
Accounts receivable, net of allowance of $1,891,000 and $1,692,000, respectively	27,109,601	21,453,424
Inventory, net of allowance of $80,000	1,502,276	664,269
Prepaid expenses and other current assets	3,140,764	876,523
Income taxes receivable	39,238	130,000

Total Current Assets	32,322,223	24,536,484

Fixed Assets (Notes 2 and 8)
Equipment	5,883,779	2,033,919
Software	564,419	251,446
Furniture and fixtures	810,053	376,095
Vehicles	799,793	205,080
Leasehold improvements	391,588	196,337

	8,449,632	3,062,877
Accumulated depreciation and amortization	(2,224,589)	(787,899)

Net Fixed Assets	6,225,043	2,274,978

Other Assets (Notes 4 and 5)
Goodwill	28,263,208	15,704,743
Trade name, net of accumulated amortization of $511,000 and $244,000, respectively	7,488,889	7,755,556
Customer relationships, net of accumulated amortization of $1,128,000 and $306,000, respectively	9,854,012	4,694,444
Non-competition agreements, net of accumulated amortization of $152,000 and $0, respectively	708,386	—
Technology, net of accumulated amortization of $486,000 and $232,000, respectively	274,445	527,778
Deferred financing costs, net of accumulated amortization of $80,000 and $231,000, respectively	14,940	99,099

Total Other Assets	46,603,880	28,781,620

	$85,151,146	$55,593,082

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$2,000,000	$1,150,186
Accounts payable and checks issued against future deposits	1,912,860	1,649,551
Accrued expenses:
Compensation and related taxes	2,417,832	1,959,964
Commissions	279,262	551,873
Other	1,266,598	592,188
Accrued Interest	141,463	263,787
Payable to affiliated agencies, current portion (Note 6)	2,163,954	1,612,715
Long-term debt, current portion (Note 8)	2,405,866	6,723,830

Total Current Liabilities	12,587,835	14,504,094
Payable to affiliate, less current portion (Note 6)	152,750	615,544
Long-term debt, less current portion (Note 8)	878,501	546,572
Line of credit, less current portion (Note 7)	14,487,967	14,404,404

Total Liabilities	28,107,053	30,070,614

Commitments and Contingencies (Notes 6, 7, 8, 9 and 13)
Stockholders’ Equity (Note 9)
Common stock $.001 par value, 150,000,000 shares authorized, 97,262,333 shares and 90,413,662 shares issued	97,263	90,414
Additional paid-in capital	72,215,658	33,516,506
Treasury stock, 859,297 shares and 112,109 shares, respectively	(2,660,840)	(187,375)
Accumulated deficit	(12,607,988)	(7,897,077)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—

Total Stockholders’ Equity	57,044,093	25,522,468

	$85,151,146	$55,593,082

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Operations

	Successor	Successor	Predecessor
		Period From	Period From
	Year	May 10, 2004	April 1, 2004	Year
	Ended	To	to	Ended
	March 31, 2006	March 31, 2005	May 9, 2005	March 31, 2004
Net Sales	$130,928,641	$95,854,671	$9,486,601	$78,359,328
Cost of Sales	87,563,329	67,049,756	6,905,998	56,204,880

Gross Profit	43,365,312	28,804,915	2,580,603	22,154,448
General and Administrative Expenses	43,174,514	32,264,457	2,101,381	18,424,484
Impairment of Goodwill	—	707,044	16,055	—
Depreciation and Amortization	2,326,119	1,457,936	—	—

Operating Income (Loss)	(2,135,321)	(5,624,522)	463,167	3,729,964
Other Expenses (Income)
Other (income)	—	(87,152)	—	—
Interest expense (income) , net	1,523,614	946,235	—	(1,989)
Amortization of debt discount (Note 8)	933,185	1,227,972	—	—

Total Other Expenses (Income)	2,456,799	2,087,055		(1,989)

Net Income (Loss) Before Income Tax Expense	(4,592,120)	(7,711,577)	463,167	3,731,953
Income Tax Expense (Note 11)	118,791	185,500	—	—

Net Income (Loss)	$(4,710,911)	$(7,897,077)	$463,167	$3,731,953

Unaudited pro forma amounts to reflect pro forma Income Taxes from tax status change			158,000	1,268,864

Pro Forma Income After Income Tax from tax status change			$305,167	$2,463,089

Income (Loss) Per Share:
Basic	$(0.06)	$(0.11)	$0.49	$3.94
Diluted	$(0.06)	$(0.11)	$0.49	$3.94
Proforma Income Per Share:
Basic			$0.32	$2.60
Diluted			$0.32	$2.60
Weighted average number of shares (in thousands):
Basic	83,834	72,456	948	948
Diluted	83,834	72,456	948	948
See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Stockholders’ Equity

						Retained
					Additional	Earnings	Due	Total
	Common Stock		Treasury Stock		Paid-In	(Accumulated	From	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholder	Equity
Predecessor:
Balance, April 1, 2003	947,636	$948	—	—	$7,627,047	$11,501,507	$(7,583,232)	$11,546,270
Net advance during the year	—	—	—	—	—	—	(3,047,951)	(3,047,951)
Net income for the year	—	—	—	—	—	3,731,953	—	3,731,953

Balance, March 31, 2004	947,636	948	—	—	7,627,047	15,233,460	(10,631,183)	12,230,272
Net income for the period	—	—	—	—	—	463,167	—	463,167

Predecessor balance May 10, 2004	947,636	$948	—	—	$7,627,047	$15,696,627	$(10,631,183)	$12,693,439

Successor:
Capitalization of RKDA	21,300,000	$21,300	—	—	$47,450	—	—	$68,750
Sale of shares to private investors in CHC prior to reverse merger	32,980,000	32,980	—	—	8,212,020	—	—	8,245,000
Sale of shares to investors in CHC prior to reverse merger	840,000	840	—	—	209,160	—	—	210,000
Payment for services (underwriters)	—	—	—	—	(885,000)	—	—	(885,000)
Deemed issuance of shares to CHC shareholders in reverse acquisition	23,903,351	23,904	—	—	13,077,072	—	—	13,100,976

Balance, May 10, 2004	79,023,351	79,024	—	—	20,660,702	—	—	20,739,726
Sale of shares to investors	5,000,000	5,000	—	—	4,495,000	—	—	4,500,000
Brokers’ fees related to share sales	100,000	100		—	(225,100)	—	—	(225,000)
Conversion of debt	3,235,396	3,235	—	—	3,676,063	—	—	3,679,298
Option exercises	144,999	145	—	—	26,105	—	—	26,250
Cashless warrant exercises	424,750	425	(112,109)	(187,375)	186,950	—	—	—
Payment for acquisitions	1,833,276	1,833	—	—	1,447,917	—	—	1,449,750
Payment for services	651,890	652	—	—	584,869	—	—	585,521
Release of escrowed shares	—	—	—	—	2,664,000	—	—	2,664,000
Net loss for the period	—	—	—	—	—	(7,897,077)	—	(7,897,077)

Balance, March 31, 2005	90,413,662	$90,414	(112,109)	$(187,375)	$33,516,506	$(7,897,077)	$—	$25,522,468
Sale of warrants to investors	—	—	—	—	31,000,000	—	—	31,000,000
Sale of shares to investors	1,212,121	1,212	—	—	1,998,788	—	—	2,000,000
Cashless warrant exercises	3,111,318	3,111	(747,188)	(2,473,465)	2,470,354	—	—	—
Conversion of debt	48,865	49	—	—	119,183	—	—	119,232
Payment for acquisitions	1,795,173	1,795	—	—	3,775,930	—	—	3,777,725
Payment for services	108,545	109	—	—	371,638	—	—	371,747
Conversion rights	—	—	—	—	618,323	—	—	618,323
Warrant exercises	534,883	535	—	—	267,407	—	—	267,942
Option exercises	37,766	38	—	—	37,529	—	—	37,567
Brokers’ fees related to share and warrant sales	—	—	—	—	(1,960,000)	—	—	(1,960,000)
Net loss for the period	—	—	—	—	—	(4,710,911)	—	(4,710,911)

Balance, March 31, 2006	97,262,333	$97,263	(859,297)	$(2,660,840)	$72,215,658	$(12,607,988)	$—	$57,044,093

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows

	Successor*	Successor*	Predecessor *	Predecessor*
		Period from	Period from
	Year	May 10, 2004	April 1, 2004	Year
	Ended	To	to	Ended
	March 31, 2006	March 31, 2005	May 9, 2004	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,710,911)	$(7,897,077)	$463,167	$3,731,953
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities net of impact of acquisitions:
Provision for bad debts	879,802	930,799	42,192	26,784
Loss on disposition of asset	—	89,810	—	—
Depreciation and amortization	1,834,534	449,586	77	17,333
Amortization of debt discount and deferred financing costs	1,032,284	1,432,464	—	—
Issuance of stock for services	371,747	585,521	—	—
Amortization of intangibles	1,544,594	782,222	—	—
Impairment of goodwill	—	707,044	16,055	—
Issuance of stock for interest	—	101,013	—	—
Issuance of stock from escrow	—	2,664,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,141,709)	(5,031,949)	(692,193)	(1,321,682)
Inventory	(583,802)	(230,232)	—	—
Prepaid expenses and other current assets	(2,023,755)	(514,761)	27,903	7,523
Income taxes receivable	90,762	(130,000)	—	—
Accounts payable and checks issued against future deposits	(219,259)	(405,051)	(271,202)	872,039
Accrued expenses and other current liabilities	78,132	(299,674)	(301,999)	219,242
Due to affiliated agencies	(537,535)	(308,682)	170,915	(145,614)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,385,116)	(7,074,967)	(545,085)	3,407,578
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(12,931,124)	(4,642,944)	(157,500)	(359,154)
Purchases of property and equipment	(3,812,324)	(1,005,476)	—	(473)
Proceeds from sale of asset	—	1,779	—	—

NET CASH USED IN INVESTING ACTIVITIES	(16,743,448)	(5,646,641)	(157,500)	(359,627)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,860,000	4,301,250	—	—
Proceeds from issuance of Class B Warrants	29,180,000
Net drawings on line of credit	933,378	3,795,709	—	—
Payment on long-term debt	(9,032,246)	(1,783,191)	—	—
Increase in notes payable	—	283,928	—	—
Cash from exercise of warrants and options	305,508	—	—	—
Cash acquired with reverse merger	—	7,536,180	—	—
Advances (dividends) from stockholder	—	—	702,585	(3,047,951)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,246,640	14,133,876	702,585	(3,047,951)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(881,924)	1,412,268	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,412,268	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$530,344	$1,412,268	$—	$—

*End of period cash resulted from recapitalization of stock and reverse merger
Supplementary information:
Cash paid during the period for:
Interest paid (received)	$1,430,718	$1,195,704	—	$(4,214)
Income taxes	$189,472	$302,514	—	—
Non cash investing activities:
Issuance of common stock for the purchases of Businesses	$3,777,725	$1,449,750	—	—
Non cash financing activities:
Debt issue discount	$314,862	$1,507,600	—	—
Forgiveness of note payable	—	$554,000	—	—
Conversion rights	$618,323	—	—	—
Payment of note installment with common stock	$119,232	$1,864,185	—	—
Exercise of cashless warrants	$2,473,465	$187,375	—	—
Related party payable recorded as part of the purchase price of an acquired business	—	—	—	$574,430
See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc. and Subsidiaries
Summary of Accounting Policies
     Principles of Consolidation and Segment Reporting — The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company operates primarily in the home healthcare area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis. The Company began expanding into additional lines of business during its fiscal year ended March 31, 2005. Segment reporting is presented in a separate footnote herein.
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
     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 24%, 24% and 19% for the years ended March 31, 2006, 2005 and 2004, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.
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
     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment held for rental to patients in the home for which the related depreciation expense is included in cost of sales, and totals approximately $1.1 million, $0, and $0 for the years ended March 31, 2006, 2005, and 2004, respectively.
     See accompanying notes to consolidated financial statements.

     Intangible Assets — The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Certain intangible assets have been identified and recorded as more fully described in Note 5. Goodwill is now tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value. The other purchased intangibles are amortized on a straight-line basis over the estimated useful lives as follows: trade name over 30 years; customers and referral source relationships over 5 and 15 years (depending on the type of business purchased): technology over 3 years: and non-competition agreements over 5 years.
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

     Earnings (Loss) Per Share — Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Outstanding stock options and warrants to acquire shares of common stock have not been considered in the computation of dilutive losses per share since their effect would be antidilutive. Shares held in escrow pursuant to the agreements more fully described in Note 9 are not included in earnings per share until they are released. Outstanding stock options to acquire common shares, and outstanding warrants to acquire common shares, have not been considered in the computation of dilutive losses per share since their effect would be antidilutive for all applicable periods shown.
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
     Stock-Based Compensation — The Company issues stock options and other stock-based awards to key employees and directors under stock based compensation plans. The Company accounted for its stock based compensation under APB 25 through March 31, 2005. The Company’s stock-based compensation is described more fully in Note 10 to the Consolidated Financial Statements. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, based on the amount(s) that are ultimately estimated to vest. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R is required as of the beginning of the first annual reporting period that begins after June 15, 2005. Arcadia adopted SFAS No. 123R on April 1, 2005.
Reclassifications
     Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statement unless impracticable.

If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates affected by a change in accounting principle and redefines restatement as revision to reflect the correction of an error. Arcadia’s adoption of SFAS No. 154 on January 1, 2006, did not have a material effect on the Company’s consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Accordingly, the Company plans to adopt SFAS No. 155 on April 1, 2007. Arcadia does not expect the adoption of SFAS No. 155 to have a material effect, if any, on the Company’s consolidated financial statements.
See accompanying notes to consolidated financial statements.

Arcadia Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS
     The accompanying consolidated financial statements as of March 31, 2006 and 2005 and the three years ended March 31, 2006, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The consolidated financial statements as of and for the year ended March 31, 2006 and for the period from May 10, 2004 to March 31, 2005, include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries (collectively referred to as “Arcadia” or the “Company”). The consolidated financial statements for the year ended March 31, 2004 and for the period from April 1, 2004 to May 9, 2004 include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described below. All significant intercompany balances and transactions have been eliminated in consolidation.
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
DESCRIPTION OF BUSINESS
     Arcadia is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, respiratory and durable medical equipment and mail-order pharmaceuticals. The Company provides staffing by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical, and technical personnel. The home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and rents or sells medical products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the performance of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month-to-month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare, state-based Medicaid programs and other governmental-funded entities.

NOTE 2 — LEASES
     The Company leases office space under several operating lease agreements, which expire through 2011. Rent expense relating to these leases amounted to approximately $1,569,000, $849,000 and $479,000 for the years ended March 31, 2006, 2005 and 2004 respectively. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2007	$468,000	$1,425,000
2008	416,000	963,000
2009	166,000	215,000
2010	8,000	58,000
2011	—	40,000

Total	$1,058,000	$2,701,000

Interest	96,000

Capital Lease Obligation Payable	$962,000

     The Company has entered into several capital leases covering computer operating systems, patient related equipment and other equipment with outstanding balances of $962,000 at March 31, 2006 and $0.0 at March 31, 2005 respectively. In the table above, the capital lease obligation payable relates to equipment acquired in 2006 with a lease term ranging from two to three years, monthly payments ranging from $121 to $4,840 and interest rates ranging from 4% to 18%. The capital lease interest expense is $44,900 and $0 for the years ended March 31, 2006 and 2005, respectively.

NOTE 3 — EMPLOYEE BENEFIT PLANS
     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for each of the years ended March 31, 2006, 2005 and 2004.
NOTE 4 — MERGER TRANSACTION AND ACQUISITIONS
TRANSACTIONS COMPLETED DURING THE YEAR ENDED MARCH 31, 2005
During the year ended March 31, 2005, the Company purchased the operations of six entities, as more fully described below.
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
     The Company then made further acquisitions to accomplish its market penetration and distribution objectives, which produced goodwill, as is presented with the acquisition transactions consummated in the year ended March 31, 2005.
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

SERVICES DIVISION — 2005 Post Merger Acquisitions
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
PRODUCTS DIVISION — 2005 Post-Merger Acquisitions
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
The company purchased the operations of six entities, as more fully described above by segment, referred to herein as the “2005 Post-Merger Acquisitions”. The total amounts assigned to assets and liabilities at the respective acquisition dates are as follows:

(in thousands)
Description of assets and liabilities purchased:
Current and other assets	$4,215
Fixed assets	954
Goodwill	6,336
Liabilities	(1,837)

Total assets and liabilities purchased post-reverse acquisition	$9,668

     The following unaudited pro forma statement of operations has been prepared to give effect to the reverse merger and the 2005 Post-Merger Acquisitions described above. RKDA is considered the acquirer of the Company for accounting purposes. This pro forma statement of operations has been prepared as if the merger and 2005 Post-Merger Acquisitions had been completed as of April 1, 2004. The unaudited pro forma statement of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the merger and post-merger acquisitions occurred on April 1, 2004, nor is it necessarily indicative of the future results of operation. The pro forma statement of operations has been prepared based on the Company’s financial information.
Results shown in thousands except per share data:

Year Ended
March 31, 2005
Pro forma revenue	$115,318

Pro forma net loss	$(7,656)

Pro forma losses per share
Basic	$(0.11)

Diluted	$(0.11)

Pro forma weighted average common shares (in thousands)
Basic	72,456

Diluted	72,456

TRANSACTIONS COMPLETED DURING THE YEAR ENDED MARCH 31, 2006
     During the year ended March 31, 2006, the Company purchased the operations of 15 entities, as more fully described below by segment.
SERVICES DIVISION — YEAR ENDED MARCH 31 ,2006
     On April 29, 2005, the Company entered into and closed on an agreement by which it purchased the outstanding capital stock of Home Health Professionals, Inc. and certain assets of Home Health Professionals Staffing, LLC. The acquisition was effective May 1, 2005. Home Health Professionals operates a home care services business headquartered in Battle Creek, Michigan. The purchase price for the acquired stock was a cash payment of $2,500,000, plus 1,058,201 shares of the Company’s common stock valued at $2,000,000, plus the payment of amounts to be determined per an earnout formula over the twelve month period following the closing. At closing, the cash consideration and shares of the Company’s common stock were paid, less amounts escrowed to satisfy potential indemnification and other claims of the purchaser. The Company utilized proceeds from a convertible promissory note issued to a third party to pay the cash portion of the purchase price (see Note 8). Because the balance of the purchase price payable is computed per a specified earnout formula based on operations, the Company does not anticipate that it will incur debt to finance payment of the balance of the purchase price.
     On July 18, 2005, the Company acquired certain assets of Alternative Home Health Care of Lee County with a cash payment of $100,000.
     On October 21, 2005, the Company acquired certain assets of Sparrow Private Duty Services with a cash payment of $90,000.
PRODUCTS DIVISION — YEAR ENDED MARCH 31 ,2006
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
     On August 12, 2005, the Company acquired certain assets of Summit Healthcare with a cash payment of $100,000 funded from operations and a note payable of $550,000 which $500,000 was paid in full as of September 30, 2005. The remaining payment is due within one year pending resolution of certain items.
     On September 27, 2005, the Company acquired certain assets of Low Country Home Medical Equipment Company, Inc. with a cash payment of $1.5 million funded with proceeds from its warrant offering. The Company also issued of 191,571 shares of the its common stock valued at $500,000 to escrow to be distributed to the sellers, subject to attainment of certain earnings goals, one year after the purchase.
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
     On January 27, 2006, the Company acquired certain assets from Remedy Therapeutics, Inc. The purchase price of $4.8 million included $3.2 million cash funded with proceeds from its warrant offering, a note payable to sellers of $800,000 bearing interest at 8%, 192,901 shares of the Company’s common stock valued at $500,000 plus assumption of the outstanding liabilities of $342,000. In the event that certain future growth goals are met, an additional purchase price of up to $1.5 million could be paid over two years to the sellers in shares of the Company’s common stock.
     On March 3, 2006, the Company acquired certain assets and of Regional Oxygen and Medical Equipment, Inc. with cash generated from operations of $275,000 and the assumption of specific liabilities totaling $17,000.
     On March 11, 2006, the Company acquired certain assets of Encore Respiratory with $1.8 million in cash funded from its line of credit, along with 60,000 shares of its common stock valued at $191,000.
RETAIL DIVISION — YEAR ENDED MARCH 31 ,2006
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
     The Company purchased the operations of 15 entities, as more fully described above during the year ended March 31, 2006. The total amounts assigned to assets and liabilities at the respective acquisition dates are as follows:

(in thousands)
Current Assets	$1,889
Property and Equipment	1,972
Intangibles	5,390
Liabilities	(5,154)
Goodwill	13,312

Total Consideration	$17,409

     The following unaudited pro forma statement of operations has been prepared to give effect to the reverse merger and the post-merger acquisitions described above. This pro forma statement of operations has been prepared as if the acquisitions had been completed as of April 1, 2005. The unaudited pro forma statement of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the merger and post-merger acquisitions occurred on April 1, 2005, nor is it necessarily indicative of the future results of operation. The pro forma statement of operations has been prepared based on the Company’s financial information.
     Results shown in thousands except per share data:

	Year Ended	Two Years Ended
	March 31, 2006	March 31, 2006
Pro forma revenue	$138,725	$124,951

Pro forma net loss	$(3,972)	$(6,600)

Pro forma losses per share
Basic	$(0.05)	$(0.09)

Diluted	$(0.05)	$(0.09)

Pro forma weighted average common shares (in thousands)
Basic	84,260	73,365
Diluted	84,260	73,365
NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company had total intangible assets of $3.6 million as of March 31, 2004. With the reverse merger and other 2005 Post-Merger Acquisitions described herein, the Company added $13.8 million in intangible assets and $12.8 million in goodwill. Additional intangible assets and goodwill resulting from the acquisitions completed during the year ended March 31, 2006 were $5.4 million and $13.3 million, respectively. The Company had net intangible assets of $46.6 million as of March 31, 2006 including $18.7 million in total intangible assets acquired during the year ended March 31, 2006. Goodwill related to asset purchases and intangible assets are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill related to the purchase of common stock of corporations is not amortizable for tax purposes.
     Amortization expense totaled approximately $1,527,000, $782,000 and $0 for the years ended March 31, 2006, 2005 and 2004, respectively. The intangible assets are amortized over their expected useful lives as follows: trade name over 30 years, customer and referral source relationships over 5 years and 15 years (depending on the type of business purchased), technology over 3 years and non-competition agreements over 5 years.
     Goodwill and intangible assets of $9.7 million are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill and intangible assets are not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets. The Company has made acquisitions to further its consolidation strategy in specific markets. The pricing of such transactions is market driven and results in goodwill and other intangible assets.
     The following table presents goodwill by segment at March 31, 2006 and 2005 (in thousands):

	2006	2005
Services	$13,953	$10,929
Products	13,160	4,776
Retail	1,150	—

TOTAL GOODWILL	$28,263	$15,705
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
As a result of the finalization of certain purchase price allocations, $754,000 previously categorized as goodwill as of March 31, 2005, was reclassified to other intangible assets during the year ended March 31, 2006.
Estimated annual amortization expense for each of the 5 years succeeding fiscal years is as follows:

(in thousands)
Year ended:
2007	$1,424
2008	1,177
2009	1,156
2010	1,156
2011	1,004
NOTE 6 — AFFILIATED AGENCIES PAYABLE
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
     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $2,317,000 and $2,228,000 as of March 31, 2006 and 2005, respectively.
NOTE 7 — LINES OF CREDIT
     On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $12 million. The initial advance on May 7, 2004 was $11 million, which was immediately distributed to RKDA to fund a portion of the purchase price of the capital stock of Arcadia Services by RKDA. All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. On July 29, 2004, the revolving credit commitment amount was increased to $14.4 million and increased again to $16 million on November 23, 2004. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $2.5 million. On August 15, 2005, the credit agreement was amended to extend the maturity date to July 7, 2006. The credit agreement was further amended on August 30, 2005 to include a fourth wholly-owned subsidiary of Arcadia Services, to increase the credit commitment amount to $19 million and to extend the maturity date to September 1, 2007. On May 1, 2006, the credit agreement was further amended to advance 85% of eligible accounts between 121 to 150 days not to exceed $500,000 and to increase the limit on the unbilled account to $3.0 million. Amounts outstanding under this agreement totaled $13.9 million and $15.3 million at March 31, 2006 and 2005, respectively.
     RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to Arcadia Resources, Inc. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries.
     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Currently the Company has elected the prime-based rate, effectively 7.75% at March 31, 2006. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. As of March 31, 2006, the Company was in compliance with all financial covenants.
     On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime + 1/2%, effectively 8.25% at March 31, 2006.

The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $2.0 million outstanding under this agreement at March 31, 2006 and $5,000 at March 31, 2005. The Company was in compliance with all covenants at March 31, 2006.
     On May 31, 2005, the Company purchased the membership interests in Rite at Home, LLC, which had an outstanding line of credit agreement with Fifth Third Bank. The Company obtained a new line of credit of up to $750,000, which matures on June 1, 2007. The Company used $436,000 to repay the assumed line of credit and $300,000 was used to fund the acquisition. The outstanding balance under this agreement totaled approximately $600,000 at March 31, 2006, bearing interest at prime + 1/2%, effectively 8.25%.
     On February 17, 2004, SSAC, LLC, a wholly-owned subsidiary, established a revolving line of credit with US Bank with a credit limit of $250,000, bearing interest at prime +1% which was paid in full and extinguished with proceeds from the Company’s September 2005 warrant offering. Borrowings under this agreement totaled $250,000 at March 31, 2005. The line of credit was cancelled upon payment in full.
     Annual maturities of lines of credit are as follows:

(in thousands)
Year ended:
2007	$2,000
2008	14,488
The weighed average interest rate of borrowings under line of credit agreements on March 31, 2006 was 7.83%.
NOTE 8 — LONG-TERM OBLIGATIONS
Long-term obligations at March 31, 2006 is summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

	2006	2005
Purchase price payable to the selling stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning January 15, 2005, due October 15, 2006. The note payable is unsecured and interest began accruing on January 15, 2005.	$294,422	$660,740
Purchase price payable to Remedy Therapeutics dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning April 27, 2006 with final payment due on January 27, 2009.	800,000	—
Notes and purchase price payables paid during the year ended March 31, 2006	—	5,760,139
Other purchase price payables (non-interest bearing) to be paid over time to the selling stockholders or selling entities of various acquired entities, due dates ranging from April 2006 to March 2007	711,126	273,246
Capital lease obligations due through 2012	961,609	—
Other interest-bearing obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from April 2006 to 2011	517,210	576,277

Total long term obligations	3,284,367	7,270,402
Less — Current portion of long-term obligations	(2,405,866)	(6,723,830)

LONG-TERM DEBT OBLIGATIONS	$878,501	$546,572

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
     Annual maturities of long term obligations (notes payable and capital leases) are as follows:

(in thousands)
Year ended:
2007	$2,406
2008	504
2009	242
2010	76
2011	56
The Company repaid $22.8 million of its interest-bearing debt with the proceeds of its September 2005 warrant offering. The Company expensed $618,000 in connection with the prepayment of a convertible note payable along with an additional $315,000 related to the repayment of two notes payable to which warrants were attached, totalling $933,000. The deferred debt discount was the fair value of stock warrants and conversion features granted to certain note holders.
The weighted average interest rate of outstanding debt as of March 31, 2006 was 7.71%.

NOTE 9 — STOCKHOLDERS’ EQUITY
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
     As of March 31, 2006, two officers and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). These shares represent eighty (80%) percent of the shares originally escrowed pursuant to the agreements. Fifty (50%) percent of these remaining Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. During the year ended March 31, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts were accrued during the year ended March 31, 2006.
     Nevertheless, twenty (20%) percent of the original Escrow Shares (2,400,000 shares) were required to be released if the Company’s Common Stock remained at least $1.00 per share for 30 consecutive trading days or the average closing price for any 45 day period is at least at $1.00 per share, even if the EBITDA thresholds are not met. These shares were released from escrow as of February 3, 2005, due to the average closing price of the Company’s Common Stock being at least $1.00 for the 30 consecutive day period ended January 26, 2005. In the fourth quarter of the year ended March 31, 2005, the Company recognized expense of $2,664,000 equal to the fair value of these 2,400,000 shares at the date earned.
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
     Beginning September 16, 2005, the Company sold to accredited investors pursuant to Regulation D, Series B-1 common stock purchase warrants and Series B-2 common stock purchase warrants for aggregate consideration totaling $31 million. An aggregate of 13.8 million shares of the Company’s common stock are issuable on exercise of the Series B-1 warrants at an exercise price of $0.001 per share. An aggregate of 4.7 million shares of the Company’s common stock are issuable on exercise of the Series B-2 warrants at an exercise price of $2.25 per share. The Series B-1 and Series B-2 warrants are exercisable for a term of seven years and after one year, may be exercised on a cashless basis. A holder may not acquire shares of common stock on exercise to the extent that the number of shares of common stock beneficially owned would exceed 4.9% of the Company’s common stock then issued and outstanding. If applicable, the seven year term is subject to an 18 month extension if this limitation applies on expiration of the term.

The warrants and underlying shares of common stock carry registration rights.
     During the year ended March 31, 2006, the Company issued a total of 1,795,000 shares of its common stock valued at $3.78 million as consideration in several acquisition transactions. During the year ended March 31, 2005, the Company issued a total of 1,833,000 shares of its common stock valued at $1.45 million as consideration in several acquisition transactions. These transactions are more fully described in Note 4.
     During the years ended March 31, 2006 and 2005, the Company issued an aggregate net 2,899,000 and 313,000 shares, respectively, of its common stock through the exercise of stock warrant agreements. The Company also issued 108,000 shares of its common stock valued at $372,000 for services during the year ended March 31, 2006 and 652,000 shares of its common stock valued at $586,000 for the year ended March 31, 2005.
     On November 28, 2005, the Company agreed to sell for placement with two European bank SICAV funds an aggregate of 2,222,222 shares of common stock for aggregate consideration totaling $5,000,000. The transactions are expected to be completed by the end of July 2006. Due to the delays experienced, the funds agreed on March 7, 2006 to increase the price per share to $2.55, therefore increasing the total subscription to $5,667,000. The transactions were terminated on June 20, 2006 by the Company for failure of the SICAV funds to fund the transactions.
The following table represents the aggregate activity in warrants during the period from April 1, 2005 to March 31, 2006:

	WARRANTS
	FISCAL 2006 ACTIVITY & ROLLFORWARD					RANGE OF
	3/31/2005			3/31/2006	PRICE	EXPIRATION
DESCRIPTION	OUTSTANDING	ISSUES	EXERCISES	OUTSTANDING	PER SHARE	DATES
Class A Warrants	10,285,791	210,315	3,646,201	6,849,905	$0.25 to $1.28	2009-2011
Class B- 1 Warrants	—	13,777,777		13,777,777	$0.001	2012
Class B- 2 Warrants	—	4,711,110	—	4,711,110	$2.25	2012

Total	10,285,791	18,699,202	3,646,201	25,338,792

     The following table represents the aggregate activity in warrants during the period from May 10, 2004 to March 31, 2005:

WARRANTS
	FISCAL 2005 ACTIVITY & ROLLFORWARD					RANGE OF
	5/10/2004			3/31/2005	PRICE	EXPIRATION
DESCRIPTION	OUTSTANDING	ISSUES	EXERCISES	OUTSTANDING	PER SHARE	DATES
Class A Warrants	7,876,000	2,807,541	424,750	10,258,791	$0.25 to $1.28	2009-2011

     See Note 4 for the discussion of issuance of shares as consideration in acquisitions, Note 13 for transactions subsequent to March 31, 2006 related to stockholders’ equity and Note 12 for transactions with related parties.
NOTE 10 — STOCK-BASED COMPENSATION
     As required to be disclosed under SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	Successor
	For the Period		Predecessor
	Ended	For the Year Ended	For the Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004
Net income (loss) as reported	$(4,710,911)	$(7,897,077)	$3,731,953
Add: Stock-based employee compensation expense included in income, net of related tax effects	—	—	—
Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	—	764,167	—

Pro Forma net income (loss)	$(4,710,911)	$(8,661,244)	$3,731,953

Net income (loss) per share:
Basic and diluted income (loss) per share as reported	$(0.06)	$(0.11)	$3.94
Pro Forma basic and diluted income (loss) per share	$(0.06)	$(0.12)	$3.94
     On April 1, 2005, the Company adopted SFAS No. 123R. The adoption of this statement affected the accounting for shares held in escrow and outstanding options as described below for the year ended March 31, 2006.
     As more fully described in Note 9, 4.8 million shares held in escrow could be released based on the results of operations for the year ending March 31, 2007 and another 4.8 million shares could be released based on the results of operations for the two years ending 2007.
     On May 7, 2004, Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. The milestones and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. During the year ended March 31, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts related to these options were accrued during the year. There is still a potential that the options related to the 2006 fiscal year could be re-activated in the event of a change of control.
     On January 4, 2005, options to purchase 150,000 shares of the Company’s common stock at $1.15 per share for a five year period were granted to an officer. Those options vested in full on May 31, 2005. Therefore, the Company recorded $81,000 in compensation expense related to this grant during the year ended March 31, 2006, all of which is non-cash in nature. The Company utilizes the Black-Scholes method and these amounts are shown net of related taxes.
     On December 7, 2005, the Company issued to an employee 150,000 restricted shares of the Company’s common stock to vest at the rate of 9,375 shares upon execution and per quarter thereafter, for which the Company recorded $48,000 in related compensation expense during the year ended March 31, 2006. On February 16, 2005, the same employee had been awarded non-qualified options to purchase 100,000 shares of the Company’s common stock at $1.45 per share, with exercise contingent on vesting and execution of a non-compete agreement. The options vested on March 31, 2005 and are exercisable through March 31, 2010 or ninety (90) days following termination of employment on any basis, whichever event occurs first.

	OPTIONS
	FISCAL 2006 ACTIVITY & ROLLFORWARD						RANGE OF	RANGE OF
	3/31/2005				3/31/2006	PRICE	EXPIRATION	VESTING
	OUTSTANDING	GRANTS	FORFEITURES	EXERCISES	OUTSTANDING	PER SHARE	DATES	DATES
Issued to officers	8,299,040	24,303	0	0	8,323,343	$0.25 to $2.20	2012	2005-2008
Issued to other management	700,000	0	0	0	700,000	$1.45	2011	2005
From prior entity	537,500	0	0	37,500	500,000	$0.25	2014	2004

Total	9,536,540	24,303	0	37,500	9,523,343

As of March 31,	2004	2005	2006	2007	2008
Cumulative Vested Options	500,000	1,499,040	1,523,343	5,523,343	9,523,343

     The fair value of each option award is estimated on the date of the grant using a Black-Scholes based option valuation model that uses the assumptions noted in the following table. Because Black-Scholes based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of option granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	45%	45%
Weighted-average volatility	45%	45%
Expected dividends	0%	0%
Expected terms (in years)	7	3 - 7
Risk-free rate	3.92%	3.19% - 4.18%
     A summary of the Company’s options under the plan as of March 31, 2005, and changes to date during the year ended March 31, 2006 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at March 31, 2005	9,536,540	$0.37
Granted	24,303	$2.20
Exercised	(37,500)	$1.00
Forfeited or expired	0	$0.00

Outstanding at March 31, 2006	9,523,343	$0.37	5.9	$26,339,367

Exercisable at March 31, 2006	1,523,343	$1.03	5.9	$3,219,367

     The weighted-average grant-date fair value of options granted during the years ended March 31,2006 and 2005 were $1.15 and $0.35, respectively. The total intrinsic value of options exercised during the years ended March 31, 2006 and 2005 were $46,500 and $119,983, respectively.

     A summary of the Company’s non-vested options as of March 31, 2005 and changes to date during the year ended March 31, 2006, is presented below:

		WEIGHTED AVERAGE
NON-VESTED SHARES	SHARES	GRANT-DATE FAIR VALUE
Outstanding at March 31, 2005	8,150,000	$0.27
Granted	24,303	2.20
Vested	(174,303)	1.30
Forfeited	0	0.00

Non-vested at March 31, 2006	8,000,000	$0.25

     In summary, during the year ended March 31, 2006, the Company recognized $81,000 in compensation expense related to the adoption of FAS 123R. The effect on earnings per share is less than one cent per share. There was no cash effect from the adoption of SFAS No. 123R. There are no other unvested awards pending. As of March 31, 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. No cost is expected to be recognized as the Company believes it unlikely that the requirements for vesting as described above will be met. The total fair value of shares vested during the years ended March 31, 2006 and 2005 were was $81,000 and $0, respectively.
     In December 2005 and January 2006, the Company granted a total of 425,000 restricted shares of the Company’s common stock to nine management employees. The individual grants vest ratably each quarter until expiration dates ranging from three to four years and contain registration rights. The Company issued 9,375 shares in the quarter ended December 31, 2005 and 28,332 shares in the quarter ended March 31, 2006. See Note 14 for shares issued pursuant to these grants subsequent to March 31, 2006. The Company recorded $95,000 in related compensation expense during the year ended March 31, 2006.
NOTE 11 — INCOME TAXES
     Although the Company experienced a loss for the year ended March 31, 2006, the Company recognized income tax expense related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit totaling approximately $39,000 as of March 31, 2006.
     As of March 31, 2006, the Company has net operating loss carryforwards (“NOLs”) of $1.2 million, which may be available to reduce taxable income if any, which expire through 2024. However Internal Revenue Code Section 382 rules limit the utilization of these NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has an additional $6.0 million in NOLs that are not subject to the limitations described above, which expire in 2026.
     Components of the provision (benefit) for income taxes are as follows:

	March 31,
	2006	2005
Current
Federal	$-0-	$-0-
State and local	119,000	186,000
Deferred
Federal	-0-	-0-
State and local	-0-	-0-

Total	$119,000	$186,000

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	March 31,
	2006	2005
Income tax benefit at 34%	(34.0%)	(34.0%)
State and local income taxes	2.6	3.0
Non-deductible compensation expense from release of escrowed shares	—	12.5
Goodwill amortization/impairment	(9.1)	3.4
Non-deductible amortization of beneficial conversion feature	10.6	5.8
Non-qualified stock option exercise	—	(3.0)
Non-deductible other items	0.5	0.2
Valuation allowance	32.0	15.1

Effective tax rate	2.6%	3.0%

     As of March 31, 2006, the Company has net operating loss carryforwards of approximately $7.2 million that will be available to offset future taxable income through the dates shown below (in thousands):

September 30, 2022	$58
September 30, 2023	1,066
September 30, 2024	794
March 31, 2025	1,952
March 31, 2026	3,283

$7,153

Significant components of the Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

	March 31,
	2006	2005
Net operating loss	$2,647	$1,349
Allowance for doubtful accounts	699	677
Depreciation and amortization	920	811
Other temporary differences	696	(176)

Total	4,962	2,661
Valuation allowance	(4,962)	(2,661)

Net deferred taxes	$0	$0

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
     Tax benefits of net deferred tax assets will be recorded at such time and to such extent, that they are more likely than not to be realized. As such, the resulting estimated net deferred tax assets of approximately $5.0 million as of March 31, 2006 have been offset by a corresponding valuation allowance.
NOTE 12 — RELATED PARTY TRANSACTIONS
     The Company purchased four entities collectively referred to as Beacon Respiratory Services effective January 1, 2005. Ms. Irish was one of the selling stockholders of those companies and received an interest-bearing installment note payable from the Company of $150,000 related to the purchase, the balance of which was $112,500 as of September 30, 2005, with the final payment due January 1,

2006. Ms. Irish converted the balance of the note and the related accrued interest on September 30, 2005 to 48,865 shares of the Company’s common stock at the market price. In February 2006, the Company disbursed to the sellers the remaining purchase price payable that had been retained to offset valid indemnification and other claims of the Company. The purchase price was increased by $140,000, per the original agreement, based on pricing charges for certain of the Company’s products and services for calender year 2005, with the additional amounts owed paid to the sellers in March 2006.
NOTE 13 — SUBSEQUENT EVENTS
          In April 2006, the Company has issued 29,582 shares of its common stock valued at $73,000 in compliance with outstanding restricted stock grant agreements as more fully described in Note 10 above. The Company also issued 15,000 shares valued at $44,000 to a contracted entity for achievement of a specified performance goal.
          On May 2, 2006, the Company issued 54,034 shares of its common stock valued at $151,000 in lieu of a cash payment of the same amount on an outstanding note payable.
          On June 7, 2006, the Company issued 73,388 shares of its common stock valued at $188,000 and cash of $183,000, provided from operations, to pay its obligation to the shareholders of Home Health Professionals under the earnout provision of the respective purchase agreement dated April 29, 2005 as more fully described in Note 4.
          On June 16, 2006, the Company’s Board of Directors appointed two independent directors to fill vacant director positions, whose terms will begin on July 1, 2006. The additional directors will each be compensated for service on the Board of Directors per the Company’s compensation arrangement for independent directors which consists of an annual retainer of $25,000, payable at the individual’s election in cash, options to purchase shares of the Company’s common stock or a combination thereof; and $1,000 per each Board meeting attended and $500 per each committee meeting attended, payable in shares of the Company’s common stock.
          On June 22, 2006, the Company granted a total of 225,000 restricted shares of the Company’s common stock to three officers. The individual grants vest ratably each quarter over four years, contain registration rights, are subject to acceleration upon certain events occurring and contingent upon continued employment through each vesting date. Pursuant to these agreements, the Company issued 14,062 shares valued at $32,000 on June 22, 2006.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
     The Company plans to spend up to $1 million on information systems over the next year in the form of hardware, software and related implementation and training costs.
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
NOTE 15 — SUMMARY OF QUARTERLY FINANCIAL DATA
Selected Quarterly Financial Data

	Quarter
	First *	Second	Third	Fourth **
	(in thousands, except per Share data)
2006
Net sales	$30,739	$32,665	$33,299	$34,226
Gross profit	9,896	10,701	11,313	11,455
Operating loss	(292)	(375)	(628)	(840)
Net loss	(1,251)	(1,479)	(813)	(1,168)
Basic loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Diluted loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

2005
Net sales	$23,108	$25,512	$28,091	$28,631
Gross profit	6,503	7,322	8,677	8,884
Operating income (loss)	566	181	201	(6,109)
Net income (loss)	347	(161)	(718)	(6,902)
Basic income(loss) per common share	$0.00	$0.00	$(0.01)	$(0.10)
Diluted income (loss) per common share	$0.00	$0.00	$(0.01)	$(0.10)

*	The first quarter of 2005 includes the results of the predecessor entity. The results for 2006 are of the successor entity only.

**	During the fourth quarter of 2005, the following items were recorded that significantly contributed to the difference in results for the fourth quarter compared to the other quarters shows in 2005: release of escrowed shares for recorded compensation expense of $2.7 million; impairment of goodwill recorded at $707,000 as a result of the annual evaluation of long-lived assets; recording of $782,000 of intangible amortization resulting from completion of purchase price allocation; and, approximately $1.5 million recorded as additional workers’ compensation cost upon receipt of annual review from program underwriter.

NOTE 16 — SEGMENT INFORMATION
     For financial reporting purposes, our branch offices are aggregated into three reportable segments, Services, Products and Retail, which are managed separately based on their predominant line of business. Our Services Division consists primarily of a national provider of home care and staffing services currently operating in 20 states through its 76 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
     Our Products Division consists primarily of respiratory and durable medical equipment operations, which service patients in 12 states through its 23 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy.
     The Retail Division consists of six retail sites within Sears stores in the Detroit, Michigan metropolitan market and a home health-oriented mail-order catalog and related website. The catalog and website were acquired in May 2005. The retail sites opened in September 2005.
     The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies (See Note 1). We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses. The two companies, predecessor and successor, are combined in the following presentation to provide comparability between all periods presented below (in thousands):

	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004
Net Revenues:
Services	$110,152	$97,218	$78,359
Products
Rentals	10,425	4,948	—
Sales	6,689	3,175	—
Retail	3,663	0	—

Total Revenue	130,929	105,341	78,359

Operating Income (Loss):
Services	4,376	3,860	3,730
Products	(356)	(2,367)	—
Retail	(1,211)	0	—
Unallocated Corporate Overhead	(4,944)	(6,655)	—

Total Operating Income (Loss)	(2,135)	(5,162)	3,730

Interest Expense (Income)	1,524	859	(2)
Amortization of Debt Discount	933	1,228	—

Net Income (Loss) before Income Tax Expense	(4,592)	(7,249)	3,732
Income Tax Expense (Benefit)	119	185	—

Net Income (Loss)	$(4,711)	$(7,434)	$3,732

Assets:
Services	$48,337	$43,159	$17,203
Products	31,644	10,467	—
Retail	2,160	0	—
Unallocated Corporate Assets	3,010	1,967	—

Total Assets	$85,151	$55,593	$17,203

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
	of Period	Expenses	Accounts	Deductions	of Period
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,692,000	$880,000	—	$(892,000)	$1,891,000
Addition from acquired entities			$ 211,000
Allowance for inventory obsolescence	$80,000	$—		$—	$80,000
Period from May 10, 2004 to March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$832,000	$931,000	—	$(877,000)	$1,692,000
Addition from acquired entities			$ 806,000
Allowance for inventory obsolescence	$200,000 *	—	—	(120,000)	$80,000
Period from April 1, 2004 to May 9, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$780,000	$52,000	—	$—	$832,000
Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$754,000	$27,000	—	$(1,000)	$780,000
Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$515,000	$239,000	—	$—	$754,000

*	Allowance established in conjunction with reverse merger (See Note 4).