Form 10-Q
period 2006-06-30
ARCADIA RESOURCES, INC
filed 2006-08-10
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to
Commission file number 000-31249
ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State of Incorporation)	(I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200
SOUTHFIELD, MI	48076
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2006, 99,265,569 shares of common stock, $0.001 par value, of the Registrant were outstanding, of which 2,715,200 were subject to approval for listing by the American Stock Exchange.

Page No.
Part I: Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II: Other Information
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5: Other Information	30
Item 6. Exhibits	30
31
Signatures
Asset Purchase Agreement
Description of Director, CFO and EVP Compensation Arrangements
Certification of the Chief Executive Officer required by rule 13a-14(a)
Certification of the Principal Accounting and Financial Officer by rule 13a-14(a)
Chief Executive Officer Certification to Section 906
Certification of the Principal Accounting and Financial Officer to Section 906

PART I: Financial Information
Item 1. Financial Statements
The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our Current Reports on Form 8-Ks filed on July 21, 2006, July 18, 2006 and July 6, 2006 along with our annual report on Form 10-K as of and for the year ended March 31 2006, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.
The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Arcadia Resources, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2006	2006
Assets (Note 7)	(Unaudited)	(Audited)
Current Assets
Cash	$1,933,132	$530,344
Accounts receivable, net of allowance of $2,083,000 and $1,891,000, respectively	29,260,136	27,109,601
Inventory, net of allowance of $80,000	2,053,876	1,502,276
Prepaid expenses and other current assets	3,718,968	3,140,764
Income taxes receivable	39,238	39,238

Total Current Assets	37,005,350	32,322,223

Fixed Assets (Notes 2 and 8)
Equipment	6,281,950	5,883,779
Software	564,419	564,419
Furniture and fixtures	891,008	810,053
Vehicles	800,703	799,793
Leasehold improvements	394,021	391,588

	8,932,101	8,449,632
Accumulated depreciation and amortization	(2,692,669)	(2,224,589)

Net Fixed Assets	6,239,432	6,225,043

Other Assets (Notes 4 and 5)
Goodwill	31,837,974	28,263,208
Trade name, net of accumulated amortization of $578,000 and $511,000, respectively	7,422,223	7,488,889
Customer relationships, net of accumulated amortization of $1,315,000 and $1,128,000, respectively	9,666,678	9,854,012
Non-competition agreements, net of accumulated amortization of $195,000 and $152,000, respectively	665,371	708,386
Technology, net of accumulated amortization of $549,000 and $486,000, respectively	211,111	274,445
Deferred financing costs, net of accumulated amortization of $86,000 and $80,000, respectively	309,545	14,940

Total Other Assets	50,112,902	46,603,880

	$93,357,684	$85,151,146

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$72,690	$2,000,000
Accounts payable	1,903,321	1,912,860
Accrued expenses:
Compensation and related taxes	2,314,211	2,417,832
Commissions	316,946	279,262
Other	1,483,551	1,266,598
Accrued Interest	155,692	141,463
Payable to affiliated agencies, current portion (Note 6)	1,745,319	2,163,954
Long-term debt, current portion (Note 8)	4,373,254	2,405,866

Total Current Liabilities	12,364,984	12,587,835
Payable to affiliate, less current portion (Note 6)	138,942	152,750
Long-term debt, less current portion (Notes 8 and 14)	16,288,036	878,501
Line of credit, less current portion (Note 7)	6,182,302	14,487,967

Total Liabilities	34,974,264	28,107,053

Commitments and Contingencies (Notes 6, 7, 8, 9 and 13)
Stockholders’ Equity (Note 9, 10, 13 and 14)
Common stock $.001 par value, 150,000,000 shares authorized, 97,015,623 shares and 96,403,036 shares issued	97,016	96,403
Additional paid-in capital	71,052,326	69,555,678
Accumulated deficit	(12,765,922)	(12,607,988)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—

Total Stockholders’ Equity	58,383,420	57,044,093

	$93,357,684	$85,151,146

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarter	Quarter
	Ended	Ended
	June 30, 2006	June 30, 2005
Net Sales (Note 15)	$37,555,123	$30,739,040
Cost of Sales	24,373,126	20,843,022

Gross Profit	13,181,997	9,896,018
General and Administrative Expenses	12,327,114	9,773,432
Depreciation and Amortization	568,889	414,975

Operating Income (Loss)	285,994	(292,389)
Other Expenses:
Interest expense, net	405,127	474,895
Amortization of debt discount	—	423,781

Total Other Expenses	405,127	898,676

Net Loss Before Income Tax Expense	(119,133)	(1,191,065)
Income Tax Expense (Note 11)	38,800	60,000

Net Loss	$(157,933)	$(1,251,065)

Loss Per Share (Note 9):
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)
Weighted average number of shares (in thousands):
Basic	86,837	82,486
Diluted	86,837	82,486
See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter	Quarter
	Ended	Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(157,933)	$(1,251,065)
Adjustments to reconcile net loss to net cash provided by operating activities net of impact of acquisitions:
Provision for doubtful accounts	318,639	191,824
Depreciation and amortization	1,021,889	498,802
Amortization of debt discount and deferred financing costs	—	576,884
Issuance of stock for services	149,925	2,000
Accrual of stock option expense	7,000	87,612
Recording of expected release of stock from escrow	—	410,000
Changes in operating assets and liabilities:
Accounts receivable	(2,269,173)	(981,908)
Inventory	(454,071)	(48,600)
Prepaid expenses and other current assets	(678,205)	(741,772)
Income taxes receivable	—	(223,802)
Accounts payable	(134,539)	1,128,339
Accrued expenses and other current liabilities	(198,948)	(250,980)
Due to affiliated agencies	(244,570)	(186,156)

NET CASH (USED IN) OPERATING ACTIVITIES	(2,639,986)	(788,822)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	90,000	(2,429,058)
Purchases of property and equipment	(380,592)	(1,246,004)

NET CASH (USED IN) INVESTING ACTIVITIES	(290,592)	(3,675,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock warrants	100,000	—
Proceeds from issuance of note payable	15,000,000	5,000,000
Proceeds from issuance of common stock	—	1,980,065
Net payments on line of credit	(10,272,975)	(382,576)
Payments on acquisition debt	(310,612)	(656,891)
Payments on notes payable	(183,047)	(157,971)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,333,366	5,782,627

NET INCREASE IN CASH AND EQUIVALENTS	1,402,788	1,318,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	530,344	1,412,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,933,132	$2,731,011

Supplementary information:
Cash paid during the period for:
Interest paid	$268,035	$291,145
Income taxes	38,800	267,773
Non cash investing activities:
Issuance of common stock for the purchases of businesses	$1,000,000	$2,586,925
Issuance of note payable and purchase price payable on acquisition	3,000,000	—
Assumption of line of credit in purchase of a business	40,000	—
Non cash financing activities:
Deferred financing costs	$300,000	$618,323
Payment of purchase price payable with issuance of common stock	187,873	—
Exercise of cashless warrants	10,000	43,762
Release of shares from escrow	100,000	—
Payment of note payable with issuance of common stock	151,295	—
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
     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27% for the quarters ended June 30, 2006 and 2005 and 24%, 24% and 19% for the years ended March 31, 2006, 2005 and 2004, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.
     Allowance for Doubtful Accounts — The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectibility of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
     Inventories — Inventories are valued at acquisition cost utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations of the Company possess the majority of the inventory. Inventories are evaluated at least annually for obsolescence and shrinkage.
     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment held for rental to patients in the home for which the related depreciation expense is included in cost of sales, and totals approximately $453,000 and $120,000 for the quarters ended June 30, 2006 and 2005, respectively.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in Statement on Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The statement is effective for income taxes incurred during fiscal years beginning after December 15, 2006. Arcadia has not completed its analysis of the effect of FIN 48; however, does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.
     See accompanying notes to consolidated financial statements.

Arcadia Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS
     The accompanying consolidated financial statements as of June 30, 2006 and March 31, 2006 and the quarters ended June 30, 2006 and 2005, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year. All significant intercompany balances and transactions have been eliminated in consolidation.
     Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
     This report should be read in conjunction with the consolidated financial statements of Arcadia Resources, Inc. and subsidiaries for the years ended March 31, 2006, 2005 and 2004 included in the Form 10-K as filed with the Securities and Exchange Commission on June 29, 2006.
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
NOTE 2 — LEASES
     The Company leases office space under several operating lease agreements, which expire through 2011. Rent expense relating to these leases amounted to approximately $498,000 and $315,000 for the quarters ended June 30, 2006 and 2005, respectively. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, to which there has been no material change since March 31, 2006:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2007	$468,000	$1,425,000
2008	416,000	963,000
2009	166,000	215,000
2010	8,000	58,000
2011	—	40,000

Total	$1,058,000	$2,701,000

Interest	96,000

Capital Lease Obligation Payable	$962,000

     The Company has entered into several capital leases covering computer operating systems, patient related equipment and other equipment with outstanding balances of $824,000 and $962,000 at June 30, 2006 and March 31, 2006, respectively. In the table above, the capital lease obligation payable relates to equipment acquired in 2006 with a lease term ranging from two to three years, monthly payments ranging from $121 to $4,840 and interest rates ranging from 4% to 18%. The capital lease interest expense is $16,000 and $1,000 for the quarters ended June 30, 2006 and 2005, respectively.
NOTE 3 — EMPLOYEE BENEFIT PLANS
     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for the quarters ended June 30, 2006 or 2005.
NOTE 4 — ACQUISITIONS
     On June 30, 2006, the Company acquired the membership interests in Wellscripts, LLC, a pharmacy located in Florida. The purchase price of $4 million included 389,560 shares of the Company’s common stock valued at $1 million, $2 million cash, $1 million promissory note plus assumption of the outstanding operating liabilities of $125,000. The outstanding balance of $40,000 on the line of credit in place for Wellscripts, LLC was paid on July 5, 2006 as part of the acquisition. The cash payments were funded from proceeds of a promissory note issued to a third party. A one year promissory note was issued for $1 million, as more fully described in Note 8. In the event that certain future profit goals are met, an additional purchase price equal to twenty percent of the amount that earnings before interest, tax, depreciation and amortization exceeds $1 million in each of the four years following the acquisition could be paid to the seller in shares of the Company’s common stock.
     The total amounts assigned to assets and liabilities related to the purchase described above are as follows at June 30, 2006:

(in thousands)
Current Assets	$540
Property and Equipment	80
Liabilities	(165)
Goodwill	3,545

Total Consideration	$4,000

     See Note 13 for transactions subsequent to June 30, 2006 related to acquisitions.
NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company had total intangible assets of $3.6 million as of March 31, 2004. With the reverse merger and other 2005 Post-Merger Acquisitions described herein, the Company added $13.8 million in intangible assets and $12.8 million in goodwill. Additional intangible assets and goodwill resulting from the acquisitions completed during the year ended March 31, 2006 were $5.4 million and $13.3 million, respectively. The Company had net intangible assets of $50.1 million as of June 30, 2006. Goodwill related to asset purchases and intangible assets are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill related to the purchase of common stock of corporations is not amortizable for tax purposes.
     Amortization expense totaled approximately $360,000 and $213,000 for the quarters ended June 30, 2006 and 2005, respectively. The intangible assets are amortized over their expected useful lives as follows: trade name over 30 years, customer and referral source relationships over 5 years and 15 years (depending on the type of business purchased), technology over 3 years and non-competition agreements over 5 years.
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

     The following table presents goodwill by segment at June 30, 2006 and March 31, 2006 (in thousands):

	June 30, 2006	March 31, 2006
Services	$13,953	$13,953
Products	16,735	13,160
Retail	1,150	1,150

TOTAL GOODWILL	$31,838	$28,263
     As a result of the finalization of certain purchase price allocations, $754,000 previously categorized as goodwill as of March 31, 2005, was reclassified to other intangible assets during the year ended March 31, 2006. The purchase price allocation of the intangible assets related to the Wellscripts acquisition, as more fully described in Note 4, has not been completed as of June 30, 2006.
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
     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $1,884,000 and $2,317,000 as of June 30 and March 31, 2006, respectively.
NOTE 7 — LINES OF CREDIT
     Arcadia Services, a wholly-owned subsidiary, and four of its wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $19 million. Advances under the credit facility shall be used primarily for working capital or acquisition purposes. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3.0 million. The maturity date to September 1, 2007. Amounts outstanding under this agreement totaled $ 6.2 million at June 30, 2006.
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
     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Currently the Company has elected the prime-based rate, effectively 8.25% at June 30, 2006. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to

Comerica Bank, and to customary negative covenants. As of June 30, 2006, the Company was in compliance with all financial covenants.
     Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, has a separate outstanding line of credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime + 1/2%, effectively 8.75% at June 30, 2006. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $33,000 outstanding under this agreement at June 30, 2006. The Company was in compliance with all covenants at June 30, 2006.
     Rite at Home, LLC, a wholly-owned subsidiary, has an outstanding line of credit agreement with Fifth Third Bank. The line of credit is for a maximum of $750,000, and matures on June 1, 2007. The outstanding balance under this agreement totaled approximately $591,000 at June 30, 2006, bearing interest at prime + 1/2%, effectively 8.75%.
     On June 30, 2006, the Company purchased the outstanding membership interests of Wellscripts, LLC, which had an outstanding line of credit agreement with Bank of America. The Company paid the outstanding balance of approximately $40,000 on July 5, 2006 as a condition of the purchase agreement and terminated the line of credit.
     The weighed average interest rate of borrowings under line of credit agreements as of June 30, 2006 was 8.25%.

NOTE 8 — LONG-TERM OBLIGATIONS
     Long-term obligations at June 30, 2006 are summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

June 30, 2006
Note payable to Jana Master Fund, Ltd. dated June 29, 2006, bearing simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at June 30, 2006, with interest payable quarterly beginning on September 30, 2006 and the principal due in full on December 26, 2007	$15,000,000
Purchase price payable to the selling shareholder of Wellscripts, LLC paid on July 3, 2006	2,000,000
Purchase price payable to the selling shareholder of Wellscripts, LLC dated June 30, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning September 30, 2006 with final payment due on June 30, 2007.	1,000,000
Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning April 27, 2006 with final payment due on January 27, 2009.	666,666
Purchase price payable to the selling stockholders of Trinity Healthcare of Winston-Salem, Inc. (“Trinity”) dated September 23, 2004, bearing simple interest of 8% per year payable in 2 remaining equal quarterly payments of principal and interest due July 15, 2006 and October 15, 2006. The note payable is unsecured and interest began accruing on January 15, 2005.	198,218
Other purchase price payables (non-interest bearing) to be paid over time to the selling stockholders or selling entities of various acquired entities, due dates ranging from July 2006 to March 2007	502,606
Capital lease obligations due through 2012	750,921
Other interest-bearing obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from July 2006 to 2011	542,879

Total long term obligations	20,661,290
Less: Current portion of long-term obligations	(4,373,254)

LONG-TERM DEBT OBLIGATIONS	$16,288,036

The weighted average interest rate of outstanding debt as of June 30, 2006 was 10.83%.
NOTE 9 — STOCKHOLDERS’ EQUITY
     During April 2006, 29,582 shares of Company common stock valued at $73,000 vested in compliance with outstanding restricted stock grant agreements as more fully described in Note 10. The Company also issued 15,000 shares valued at $44,000 to a contracted entity for achievement of a specified performance goal.
     On May 2, 2006, the Company issued 54,034 shares of its common stock valued at $151,000 in lieu of a cash payment of the same amount on an outstanding note payable issued as a part of the January 2006 acquisition of Remedy Therapeutics, Inc.
     On June 7, 2006, the Company issued 73,388 shares of its common stock valued at $188,000 and cash of $183,000, provided from operations, to pay its obligation to the shareholders of Home Health Professionals under the earn out provision of the respective purchase agreement dated April 29, 2005, which represents the final amount owed to the sellers.
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
     On June 20, 2006, due to failure of the purchasing entities to fund the transactions, the Company terminated an agreement made on November 28, 2005, to sell for placement with two European bank SICAV funds an aggregate of 2,222,222 shares of common stock for aggregate consideration totaling $5,000,000. Due to the delays experienced, the funds agreed on March 7, 2006 to increase the price per share to $2.55, therefore increasing the total subscription to $5,667,000.

     On June 22, 2006, the Company granted a total of 225,000 restricted shares of the Company’s common stock to three officers. The individual grants vest ratably each quarter over four years, contain registration rights, are subject to acceleration upon certain events occurring and contingent upon continued employment through each vesting date. Pursuant to these agreements, 14,062 shares of Company common stock valued at $32,000 vested on June 22, 2006.
     On June 22, 2006, the Company returned all outstanding treasury shares, totaling approximately 942,000, to the registrar to make them available for reissuance. The Company will account for cashless exercises of options and/or warrants on a net basis prospectively. Included in this amount are 80,000 shares returned from an escrow account to the treasury resulting from a change to an agreement with a third party during the quarter ended June 30, 2006.
     During the quarter ended June 30, 2006, the Company issued an aggregate net 120,000 shares of its common stock through the exercise of stock warrant agreements. The Company also issued 108,000 shares of its common stock valued at $372,000 for services during the year ended March 31, 2006 and 652,000 shares of its common stock valued at $586,000 for the year ended March 31, 2005.
     As of June 30, 2006, two officers and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). These shares represent eighty (80%) percent of the shares originally escrowed pursuant to the agreements. Fifty (50%) percent of these remaining Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. During the quarter ended June 30, 2006 and the year ended March 31, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts were accrued during the quarter ended June 30, 2006 or the year ended March 31, 2006. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for the respective periods.
     See Note 4 for the discussion of issuance of 389,560 shares as consideration in acquisitions and Note 13 for transactions subsequent to June 30, 2006 related to stockholders’ equity.
NOTE 10 — STOCK-BASED COMPENSATION
     As required to be disclosed under SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	For the Quarter
	Ended	For the Quarter Ended
	June 30, 2006	June 30, 2005
Net income (loss) as reported	$(157,933)	$(1,251,065)
Add: Stock-based employee compensation expense included in income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	—	—

Pro Forma net income (loss)	$(157,933)	$(1,251,065)

Net income (loss) per share:
Basic and diluted income (loss) per share as reported	$(0.00)	$(0.02)
Pro Forma basic and diluted income (loss) per share	$(0.00)	$(0.02)
     On April 1, 2005, the Company adopted SFAS No. 123R. The adoption of this statement affected the accounting for shares held in escrow and outstanding options as described below for the quarter ended June 30, 2006.
     4.8 million shares held in escrow could be released based on the results of operations for the year ending March 31, 2007 and another 4.8 million shares could be released based on the results of operations for the two years ending 2007.

     On May 7, 2004, Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. The milestones and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. During the year ended March 31, 2006, and the quarter ended June 30, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts related to these options were accrued during the year. There is still a potential that the options related to the 2006 fiscal year could be re-activated in the event of a change of control.
OPTIONS
FISCAL 2007 ACTIVITY & ROLLFORWARD

							RANGE OF	RANGE OF
	3/31/2006				6/30/2006	PRICE	EXPIRATION	VESTING
	OUTSTANDING	GRANTS	FORFEITURES	EXERCISES	OUTSTANDING	PER SHARE	DATES	DATES
Issued to officers	8,323,343	0	0	0	8,323,343	$0.25 to $2.20	2012	2005-2008
Issued to other management	700,000	0	0	0	700,000	$1.45	2011	2005
From prior entity	500,000	0	0	0	500,000	$0.25	2014	2004

Total	9,523,343	0	0	0	9,523,343

As of March 31,	2004	2005	2006	2007	2008
Cumulative Vested Options	500,000	1,499,040	1,523,343	5,523,343	9,523,343
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

	2006	2005
Expected volatility	45%	45%
Weighted-average volatility	45%	45%
Expected dividends	0%	0%
Expected terms (in years)	7	3 - 7
Risk-free rate	3.92%	3.19% - 4.18%

     A summary of the Company’s options under the plan as of March 31, 2006, and changes to date during the quarter ended June 30, 2006 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at March 31, 2006	9,523,343	$0.37
Granted	0	$0.00
Exercised	(0)	$0.00
Forfeited or expired	0	$0.00

Outstanding at June 30, 2006	9,523,343	$0.37	5.7	$24,244,232

Exercisable at June 30, 2006	1,523,343	$1.03	5.7	$2,884,232

     The weighted-average grant-date fair value of options granted during the quarters ended June 30,2006 and 2005 were $0.00 and $0.00, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 were $0 and $46,500, respectively.
     A summary of the Company’s non-vested options as of March 31, 2006 and changes to date during the quarter ended June 30, 2006, is presented below:

		WEIGHTED AVERAGE
NON-VESTED SHARES	SHARES	GRANT-DATE FAIR VALUE
Outstanding at March 31, 2006	8,000,000	$0.25
Granted	0	0.00
Vested	(0)	0.00
Forfeited	0	0.00

Non-vested at June 30, 2006	8,000,000	$0.25

     In summary, during the quarter ended June 30, 2006, the Company had no compensation expense related to the adoption of FAS 123R. There was no cash effect from the adoption of SFAS No. 123R. There are no other unvested awards pending. As of June 30, 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. No cost is expected to be recognized as the Company believes it unlikely that the requirements for vesting as described above will be met. The total fair value of shares vested during the quarters ended June 30, 2006 and 2005 were $0 and $81,000, respectively.
     In 2006, the Company granted a total of 425,000 restricted shares of the Company’s common stock to eleven management employees. The individual grants vest ratably each quarter until expiration dates ranging from three to four years and contain registration rights. A total of 43,645 shares vested pursuant to these grants in the quarter ended June 30, 2006. See Note 13 for shares vested pursuant to these grants subsequent to June 30, 2006. The Company recorded $106,000 in related compensation expense during the quarter ended June 30, 2006.
NOTE 11 — INCOME TAXES
     Although the Company experienced a loss for the quarter ended June 30, 2006, the Company recognized income tax expense related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit totaling approximately $39,000 as of June 30, 2006.
     As of June 30, 2006, the Company has net federal operating loss carryforwards (“NOLs”) of $1.2 million, which may be available to reduce taxable income if any, which expire through 2024. These NOLs are as calculated for those payments due to the Internal Revenue Service on behalf of the consolidated taxpayer; Arcadia Resources, Inc. and Subsidiaries. However Internal Revenue Code Section 382 rules limit the utilization of these NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has an additional $6.0 million in NOLs that are not subject to the limitations described above, which expire in 2026.
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
     Tax benefits of net deferred tax assets will be recorded at such time and to such extent, that they are more likely than not to be realized. As such, the resulting estimated net deferred tax assets of approximately $5.0 million as of June 30, 2006 have been offset by a corresponding valuation allowance.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
NOTE 13 — SUBSEQUENT EVENTS
     On July 5, 2006, 43,645 shares vested pursuant to the stock grants more fully described in Note 10.
     On July 12, 2006, the Company purchased substantially all of the assets of Alliance Oxygen and Medical Equipment, Inc. The purchase price of $8.68 million included $5.2 million cash, funded with proceeds from its promissory note to a third party, a one year promissory note to the seller of $2 million bearing interest at 8%, plus assumption of the outstanding liabilities of $1.48 million. In the event that certain future growth goals are met, an additional purchase price of up to $5.9 million could be paid over four years to the seller in shares of the Company’s common stock. The 2.1 million shares related to this additional purchase price have registration rights, are subject to approval by the American Stock Exchange and will be held in escrow by the Company until the performance goals can be measured and the shares disbursed accordingly.
     The Company received and processed a cashless warrant exercise request on July 19, 2006 to exercise 10,000 Class A Warrants in exchange for 8,084 shares of common stock.
     See Note 14 for subsequent events concerning related party transactions.
NOTE 14— RELATED PARTY TRANSACTIONS
     The Company issued a promissory note to Jana Master Fund, Ltd. on June 29, 2006 for $15 million, proceeds of which were received on that date. Jana Master Fund, Ltd. holds 17% of the outstanding shares of Company common stock on June 30, 2006. The note bears simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at June 30, 2006, with interest payable quarterly beginning on September 30, 2006 and the principal due in full on December 26, 2007. In July 2006, the Company paid $300,000 in finder’s fees related to this loan; $150,000 in cash and 60,000 shares of its common stock valued at $150,000. These shares are subject to approval by the American Stock Exchange.
     As of August 4, 2006, the independent members of the board of directors, as a group, were granted stock options to purchase a total of 18,026 shares at an exercise price of $2.92 per share and paid $3,125 and related to their service for the quarter ending September 30, 2006. They were also granted a total of 1,938 shares of common stock as compensation for their attendance at the June 2006 and August 2006 meetings of the Company’s Board of Directors and Audit Committee. Additionally, the Company agreed that the annual period for all independent director retainers for Board and Audit Committee service, pursuant to existing independent director compensation agreements, will coincide with the election of directors at annual shareholder meetings. These shares are subject to approval by the American Stock Exchange.

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
     Our Products Division consists primarily of respiratory and durable medical equipment operations, which service patients in 12 states through its 24 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy.
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

	Quarter Ended	Quarter Ended
	June 30, 2006	June 30, 2005
Net Sales:
Services	$29,918	$26,750
Products Rentals	4,061	2,153
Products Sales	2,596	1,376
Retail	980	460

Total Sales	37,555	30,739
Operating Income (Loss):
Services	1,105	1,230
Products	720	254
Retail	(387)	98
Unallocated Corporate Overhead	(1,152)	(1,874)

Total Operating Income (Loss)	286	(292)
Interest Expense (Income)	405	475
Amortization of Debt Discount	—	424

Net Income (Loss) before Income Tax Expense	(119)	(1,191)
Income Tax Expense (Benefit)	39	60

Net Income (Loss)	$(158)	$(1,251)

Assets:
Services	$48,032	$49,010
Products	38,387	13,900
Retail	2,209	1,896
Unallocated Corporate Assets	4,730	4,276

Total Assets	$93,358	$69,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The MD&A should be read in conjunction with the other sections of this report on Form 10-Q, including the consolidated financial statements and notes thereto beginning on page F-1 of this report and the subsection captioned “Statements Regarding Forward-Looking Information” above. Historical results set forth in Selected Consolidated Financial Information and the Financial Statements beginning on page F-1 and this section should not be taken as indicative of our future operations.
     We caution you that statements contained in this report on Form 10-Q (including our documents incorporated herein by reference) include forward-looking statements. The Company claims all safe harbor and other legal protections provided to it by law for all of its forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties and other factors about our Company, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Forward-looking statements are not guaranties of future performance. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.
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
     The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our Current Reports on Form 8-Ks filed on July 21, 2006, July 18, 2006 and July 6, 2006 along with our annual report on Form 10-K as of and for the year ended March 31 2006, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects. The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
Overview
     Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 108 operating locations in 24 states. Arcadia Services, a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of home care and staffing services currently operating in 19 states through its 76 locations, referred to herein as the Services Division. The Products Division includes Arcadia HOME (home oxygen and medical equipment), which provides respiratory and durable medical equipment to patients in 11 states through its 26 locations, including a full-service mail-order pharmacy operated for the benefit of all of our patients. Our Retail Division consists of six retail operations, a home health-oriented mail order catalog and a related retail website.

Results of Operations
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
Arcadia Resources, Inc.
Consolidated Statements of Income
(In thousands)

	Quarter	Quarter
	Ended	Ended
	June 30, 2006	June 30, 2005
Net Sales	$37,555	$30,739
Cost of Sales	24,373	20,843

Gross Profit	13,182	9,896
General and Administrative Expenses	12,327	9,773
Depreciation and Amortization	569	415

Operating Income (Loss)	286	(292)
Oher Expenses
Interest Expense, Net	405	475
Amortization of Debt Discount		424

Total Other Expenses	405	899

Net Income (Loss) Before Income Tax Expense	(119)	(1,191)
Income Tax Expense	39	60

Net Income (Loss)	$(158)	$(1,251)

Loss per Share — Basic and Diluted	$(0.00)	$(0.02)
Weighted average number of shares — Basic and Diluted	86,837	82,486

Net sales were $37.6 million for the quarter ended June 30, 2006 compared to $30.7 million for the quarter ended June 30, 2005, representing an increase of 22%. During the quarter ended June 30, 2006, the Company generated internal growth from existing operations of 9.3% of the increase in sales compared to the quarter ended June 30, 2005. During the quarter ended June 30, 2006, the Company recorded $3.9 million in revenues from entities acquired during or after the quarter ended June 30, 2005. There were no material changes in sales prices from the quarter ended June 30, 2005 to the quarter ended June 30, 2006, net of pharmacy-related pricing reductions, to contribute to the improvement in revenues.
The Company generated the following tabular progression of net sales by quarter since the merger. There were no material changes in sales prices from the quarter ended March 31, 2005 to the quarter ended June 30, 2006 to contribute to the improvement in revenues. See Results of Operations and Liquidity and Capital Resources.

		Increase from prior	Increase from same
Net sales by quarter:	(in millions)	Quarter	quarter prior year

First quarter ended June 30, 2004*	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%
First quarter ended June 30, 2005	30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%
Third quarter ended December 31, 2005	33.3	1.8%	18.5%
Fourth quarter ended March 31, 2006	34.2	2.7%	19.6%
First quarter ended June 30, 2006	37.6	9.9%	22.5%
The Company’s consolidated gross profit margin was 35.1% for the quarter ended June 30, 2006 compared to 32.2% for the quarter ended June 30, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, addition of a mail-order catalog operation in May 2005 and initiation of its retail store concept in September 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ Division revenues for the quarter ended June 30, 2006 were $29.9 million and yielded a gross margin of 26.6% compared to $26.8 million at a gross margin of 27.4% for the quarter ended June 30, 2005. The reduction in gross margin is due to a higher mix of lower margin services being rendered by the Services Division in quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The Products’ Division revenues for the quarter ended June 30, 2006 were $6.7 million at a gross margin of 70% compared to revenues for the quarter ended June 30, 2005 of $3.5 million at a gross margin of 69%. Cost of sales for Services are primarily employee costs, while cost of sales for Products and Retail represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients, including the related depreciation of the equipment rented to patients. The components of the Retail Division were acquired or opened during the year ended March 31, 2006 and generated revenues of $1.0 million for the quarter ended June 30, 2006 compared to $460,000 for the quarter ended June 30, 2005, at a 57% gross margin for both periods.
General and administrative expenses for the quarter ended June 30, 2006 were $12.3 million or 32.8% of revenues versus $9.8 million or 31.8% of revenues for the quarter ended June 30, 2005. The 25.5% increase is due primarily to changes in the Company’s changing mix of business to include more revenues from the Products Division, which has a higher gross margin but also a higher cost of general and administrative expenses due to the cost of delivering and maintaining equipment and the cost of documentation and billing required to receive reimbursement for the products being sold or rented to patients. The general and administrative expenses for the Services, Products and Retail Divisions were 22%, 56% and 90% of revenues for the quarter ended June 30, 2006, respectively as compared to 22%, 63% and 14% for the quarter ended June 30, 2005). The Company recorded $2.1 million in non-cash expenses during the quarter ended June 30, 2006, of which $1.04 million are included in general and administrative expenses compared to total non-cash expenses of $1.6 million for the quarter ended June 30, 2005. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The Company’s investment in its retail store concept incurred general and administrative expenses of $385,000 during the quarter ended June 30, 2006, compared to $27,000 for the same period in the prior year during which it was created.
Total depreciation and amortization expense was approximately $1.02 million for the quarter ended June 30, 2006 compared to $535,000 for the quarter ended June 30, 2005. Depreciation expense related to equipment rented to patients of approximately $453,000 is included as a component of cost of sales for the quarter ended June 30, 2006 compared to $120,000 in the quarter ended June 30, 2005. The increase in depreciation expense relates primarily to the increase in the Company’s fleet of vehicles and equipment held for rental to patients, additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $360,000 for the quarter ended June 30, 2006 compared to $213,000 recorded in the quarter ended June 30, 2005. Amortizable net intangibles, other than goodwill, were $18.3 million at June 30, 2006 compared to $13.1 million at June 30, 2005.
Interest expense was $405,000 for the quarter ended June 30, 2006 compared to $475,000 for the quarter ended June 30, 2005. Total interest-bearing borrowings were $26.9 million at June 30, 2006 at rates ranging from 8.25% to 13.27% per annum compared to $29 million at interest rates at rates ranging from 6.25% to 12% at June 30, 2005.
Amortization of deferred debt discount was $933,000 for the quarter ended June 30, 2005 compared to none for the quarter ended June 2006. These discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable as explained in Notes to the Consolidated Financial Statements. The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related promissory notes, all of which were paid in full as of September 30, 2005.
The Company had income tax expense of $39,000 for the quarter ended June 30, 2006 compared to $60,000 for the quarter ended June 30, 2005, primarily related to state income tax expenses. The Company has total net operating loss carryforwards for tax purposes of $7.2 million that expire at various dates through 2026.
The Company’s net loss for the quarter ended June 30, 2006 was $158,000 compared to $1.3 million for the quarter ended June 30, 2005. The Company incurred total non-cash expenses of $1.5 million in the quarter ended June 30, 2006 compared to $1.6 million for the quarter ended June 30, 2005.
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

	Successor	Successor	Predecessor
		Period From	Period From
	Quarter	May 10, 2004	April 1, 2004
	Ended	To	To
Consolidated Statements of Operations (in thousands)	June 30, 2005	June 30, 2004	May 9, 2004

Net Sales	$30,739	$13,621	$9,487
Cost of Sales	20,843	9,699	6,906

Gross Profit	9,896	3,922	2,581
General and Administrative Expenses	9,773	3,819	2,102
Impairment of Goodwill	0	—	16
Depreciation and Amortization	415	—	—

Operating Income (Loss)	(292)	103	463
Other Expenses Other (Income)
Interest Expense (Income), Net	475	244	—
Amortization of Debt Discount	424	35	—

Total Other Expenses	899	279	—

Net Income (Loss) Before Income Tax Expense	(1,191)	(176)	463
Income Tax Expense (Benefit)	60	(60)	—

Net Income (Loss)	$(1,251)	$(116)	$463

     Net sales were $30.7 million for the quarter ended June 30, 2005 compared to $23.1 million for the quarter ended June 30, 2004, representing an increase of 33%. The Company generated revenues from operations acquired since June 30, 2004 totaling 82.7% of the increase in sales, while internal growth of existing operations represented 17.3% of the increase in sales or a 5.7% internal growth rate compared to the same quarter in the prior year. There were no material changes in sales prices from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 to contribute to the improvement in revenues. The Company’s consolidated gross profit margin was 32.2% for the quarter ended June 30, 2005 compared to 28.1% for the quarter ended June 30, 2004. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004 as well as the addition of a mail-order catalog operation in May 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the quarter ended June 30, 2005 were $26.8 million and yielded a gross margin of 27.4%, while the Products’ divisional revenues resulted in $3.5 million at a gross margin of 69.0%. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients. The Service division’s gross margins were negatively affected in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 due to the business climate and customer mix of institutional customers, increases in workers’ compensation insurance costs and a demand for lower margin service staffing in the facilities. The components of the Retail Division were acquired or opened during the quarter ended June 30, 2005 and generated revenue of $460,000 and yielded a gross margin of 57%.
Corporate general and administrative expenses for the quarter ended June 30, 2005 were $9.8 million or 32% of revenues versus $5.9 million or 26% of revenues for the quarter ended June 30, 2004. The 65% increase is due primarily to changes in the Company’s mix of business, costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. The general and administrative expenses for the Services, Products and Retail divisions were 22%, 64% and 14% of revenues, respectively as compared to 23%, 111% and 0% for the same period last year. The Company recorded $1.8 million in non-cash expenses during the quarter ended June 30, 2005, of which $689,000 are included in general and administrative expenses with no corresponding comparable items in the prior year with the exception for bad debt expense of $67,000 for the quarter ended June 30, 2004. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The post-merger transaction costs of registering securities issued in the offering are considered an expense for accounting purposes. Due to the complex nature of the business combination and the time schedule required, those costs have been significant to the Company for the year ended March 31, 2005 and will continue to be until the registration is effective. Such related costs include primarily external professional fees for legal, accounting and auditing services along with internal costs of preparing and filing the required documents with the Securities and Exchange Commission. The Company estimates its external costs were $90,000 for the quarter ended June 30, 2005.
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
The Company’s net loss for the quarter ended June 30, 2005 was $1.3 million compared to net income of $347,000 for the quarter ended June 30, 2004. The costs responsible for this reduction in net income are: those costs related to being a separate publicly-held entity versus a subsidiary of a privately-held entity, debt discount amortization and related interest expense, public offering registration expenses, infrastructure building and related improvements, higher workers’ compensation costs, and costs related to the release of escrowed shares and stock options pursuant to SFAS No. 123R.
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

	Quarter	Quarter
SUMMARY CONSOLIDATED	Ended	Ended
STATEMENTS OF CASH FLOWS (in millions)	June 30, 2006	June 30, 2005
Net loss	$(0.2)	$(1.3)
Net cash (used in) operating activities	$(2.6)	$(0.8)
Net cash (used in) investing activities	$(0.3)	$(3.7)
Net cash provided by financing activities	$4.3	$5.8
Net increase in cash and cash equivalents	$1.4	$1.3
Cash and cash equivalents at the end of the period	$1.9	$2.7
Prior to undertaking the Company’s long-term strategic growth plan, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $48 million raised in equity instruments after the merger through June 30, 2006 (including the conversion of notes payable into common stock). The Company also has in place long-term lines of credit, a short-term line of credit and has used notes payable to sellers and shares of its common stock as a means of financing some acquisitions.
On June 29, 2006, the Company issued a promissory note to an investor for $15 million. The Company used these funds to pay down $10.3 million against its outstanding lines of credit and to $2 million complete an acquisition on July 3, 2006. The note bears simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at June 30, 2006, with interest payable quarterly beginning on September 30, 2006 and the principal due in full on December 26, 2007. The Company used the proceeds to reduce the amounts outstanding under its lines of credit and other accounts payable on June 30, 2006 and to fund the $2 million cash portion of the purchase price of Wellscripts, LLC on July 3, 2006.
During the quarter ended June 30, 2006, the Company made one acquisition with a combination of $3.0 million in notes or purchase price payable ($2 million paid on July 3, 2006), assumption of certain liabilities totaling $165,000 and 390,000 million shares of its common stock valued at $1.0 million. The Company had $21.8 million available as of June 30, 2006 through its various lines of credit with the potential of an additional $12.5 million available, based on borrowing base calculations.
The Company has been successful in using notes payable and common stock as part of its consideration paid for acquisitions. The Company paid $311,000 in post-acquisition related payments in cash and $339,000 with its common stock. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.
The Company’s cash position as of June 30, 2006 was $1.9 million. The Company’s total debt to equity ratio was 0.60 to 1 and its current ratio was 2.99 to 1 at June 30, 2006.

Gross accounts receivable at June 30, 2006 of approximately $31.4 million represent accounts receivable from operations and from acquired entities. As of June 30, 2006, the Company’s net accounts receivable represented 70 days sales outstanding, compared to 67 days sales outstanding as of June 30, 2005. By type of revenue, as of June 30, 2006, the days sales outstanding for Services Division revenues were 62 and the days sales outstanding on Products Division revenues were 114 days. The Retail Division has minimal accounts receivable as its sales are primarily via charges to customers’ credit cards. The integration of billing related to acquisitions of Products Division operations during the year ended March 31, 2006 has affected the related collection process due to the required reworking of licensure and provider numbers with payors after a change in ownership. This can be a 30 to 120 day process depending on the laws and licensure requirements in the state of operations and the various payors involved. Additional computer hardware, software and support staff have been added to improve the results in fiscal 2007 and to integrate acquired entities faster than in fiscal 2006. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations. The Company calculates its days sales outstanding as accounts receivable less acquired accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceding three months. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payor mix for the quarter ended June 30, 2006 was as follows:

Government-funded	27%
Institutions	44%
Commercial Insurance	11%
Private Pay	18%
Financing Transactions
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for net aggregate consideration of $1.86 million, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
The Company received $100,000 from the exercise of stock warrants during the quarter ended June 30, 2006.
On June 20, 2006, the Company terminated two agreements made in November 2005 to sell 2,222,222 shares of common stock for aggregate consideration totaling $5.7 million for failure of the investors to fund the transactions.
Management believes that cash from operations will be sufficient to repay short-term debt obligations. The Company used net cash from operating activities of $2.6 million during the quarter ended March 31, 2006, compared to negative net cash from operations in three of the four preceding quarters. However, cash from operations alone may not be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the reduction of long-term debt obligations and for acquisitions will be primarily from the equity market. As of June 30, 2006, the Company’s interest-bearing debt totals approximately $4.4 million classified as current and approximately $22.5 million classified as long-term for a total of approximately $26.9 million. During fiscal years 2005 and 2006 and the quarter ended June 30, 2006, the Company raised $48 million from the equity markets (including the conversion of notes payable into common stock) in accordance with its plan and has retired short term debt, reduced borrowings on its lines of credit, funded internal growth and financed 22 acquisitions. In the short term, the Company anticipates raising additional debt or equity funding for selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock. The Company expects to incur additional debt to fund the growth of its durable medical equipment and respiratory business. Vendor-based financing is available in the form of short term notes payable or capital leases for medical and information systems equipment. The Company does not have any material commitments for capital expenditures, but does intend to spend up to $1 million related to information systems technology.
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

Contractual Obligations and Commercial Commitments
As of March 31, 2006, the Company had contractual obligations, in the form of non-cancelable operating leases and employment agreements as follows, in thousands. The presentation of debt maturities and interest expense has been adjusted for the effect of $15 million promissory note issued on June 29, 2006:

	Payments due by March 31,
	Total	2007	2008	2009	2010	2011
Operating Leases	$2,701	$1,425	$963	$215	$58	$40
Debt Maturities	22,772	2,406	19,992	242	75	57
Employment Agreements	1,257	867	390	—	—	—
Interest Expense	4,219	2,158	2,031	30	—	—

Total	$30,949	$6,856	$23,376	$487	$133	$97

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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. During our fiscal quarter ended June 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company intends to implement a newly-acquired management information system during the next 12 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.

Part II: Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 19, 2006, the Company issued 8,084 shares of common stock upon the exercise of outstanding Class A Warrants for consideration of 1,916 shares of common stock surrendered on conversion. The Company agreed on July 21, 2006, to issue 60,000 shares of common stock, valued at $150,000, in consideration of services furnished by an accredited investor,. The Company agreed on August 4, 2006, to issue to the Company’s three independent directors options to purchase an aggregate of 18,026 shares of the Company’s common stock, at an exercise price of $2.92 per share, per the terms of existing director compensation agreements for attendance at board and audit committee meetings from July 1, 2006 through September 30, 2006. The Company agreed on August 4, 2006 to issue an aggregate of 1,938 shares of common stock to independent directors for Board and Audit Committee meeting attendance through August 4, 2006, per the terms of existing director compensation agreements. The Company’s agreement to issue the securities reported above is contingent on compliance with all approvals and other requirements of the American Stock Exchange. Each transaction reported is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D if applicable, as not involving a public offering. Shares issued on the conversion of warrants are additionally exempt from registration on the basis of Section 3(a)(9) of the Securities Act of 1933, and shares surrendered on conversion are accounted for by the Company on a net issuance basis. Each transaction was made without general solicitation or advertising and was not underwritten. Each security certificate will bear a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred, or assigned in the absence of an effective registration statement or an opinion of the Company’s counsel that registration is not required under the Securities Act of 1933. The shares of common stock carry registration rights.
Item 5. Other Information.
     On August 4, 2006, the Company granted discretionary compensation increases to the Chairman of the Audit Committee, the Chief Financial Officer and the Executive Vice President, in accordance with their respective compensation agreements, as more fully described in Exhibit 10.2.
Item 6. Exhibits.
     The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 10, 2006	By:	/s/ John E. Elliott, II

John E. Elliott, II Chairman and Chief Executive Officer (Principal Executive Officer)

August 10, 2006	By:	/s/ Rebecca R. Irish

Rebecca R. Irish Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description
10.1	Asset Purchase Agreement for Alliance Oxygen & Medical Equipment, Inc. dated July 12, 2006.

10.2	Description of Director, Chief Financial Officer and Executive Vice President Compensation Arrangements approved August 4, 2006.

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.