Form 10-Q
period 2006-09-30
ARCADIA RESOURCES, INC
filed 2006-11-14
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission file number 000-31249
ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State of Incorporation)	(I.R.S. Employer I.D. Number)

26777 CENTRAL PARK BLVD., SUITE 200 SOUTHFIELD, MI (Address of principal executive offices)	48076 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2006, 100,417,783 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I: Financial Information
Item 1. Financial Statements
The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2006, our Current Reports on Form 8-K’s filed on October 2, 2006, August 18, 2006, August 10, 2006, July 21, 2006, July 18, 2006, July 6, 2006, June 28, 2006, and June 19, 2006, along with our annual report on Form 10-K as of and for the year ended March 31, 2006, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.
The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Arcadia Resources, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
Assets (Note 7)
Current Assets
Cash	$1,599,735	$530,344
Accounts receivable, net of allowance of $2,691,000 and $1,891,000, respectively	33,134,172	27,109,601
Inventory, net of allowance of $80,000	2,472,421	1,502,276
Prepaid expenses and other current assets	3,561,490	3,140,764
Income taxes receivable	186,568	39,238

Total Current Assets	40,954,386	32,322,223

Fixed Assets (Notes 2 and 8)
Equipment	8,234,139	5,883,779
Software	805,355	564,419
Furniture and fixtures	935,273	810,053
Vehicles	1,184,447	799,793
Leasehold improvements	490,015	391,588

	11,649,229	8,449,632
Accumulated depreciation and amortization	(3,315,543)	(2,224,589)

Net Fixed Assets	8,333,686	6,225,043

Other Assets (Notes 4 and 5)
Goodwill	38,852,554	28,263,208
Trade name, net of accumulated amortization of $644,000 and $511,000, respectively	7,355,556	7,488,889
Customer relationships, net of accumulated amortization of $1,528,000 and $1,128,000, respectively	12,437,264	9,854,012
Non-competition agreements, net of accumulated amortization of $261,000 and $152,000, respectively	1,199,023	708,386
Technology, net of accumulated amortization of $612,000 and $486,000, respectively	147,778	274,445
Deferred financing costs, net of accumulated amortization of $138,000 and $80,000, respectively	257,500	14,940

Total Other Assets	60,249,675	46,603,880

	$109,537,747	$85,151,146

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit, current portion (Note 7)	$2,612,996	$2,000,000
Accounts payable	3,488,285	1,912,860
Accrued expenses:
Compensation and related taxes	2,593,242	2,417,832
Commissions	346,976	279,262
Other	1,103,503	1,266,598
Accrued Interest	736,479	141,463
Payable to affiliated agencies, current portion (Note 6)	1,693,382	2,163,954
Long-term debt, current portion (Note 8)	4,760,595	2,405,866

Total Current Liabilities	17,335,458	12,587,835
Payable to affiliate, less current portion (Note 6)	109,434	152,750
Long-term debt, less current portion (Notes 8 and 14)	17,541,753	878,501
Line of credit, less current portion (Note 7)	15,634,446	14,487,967

Total Liabilities	50,621,091	28,107,053

Commitments and Contingencies (Notes 6, 7, 8, 9 and 13)
Stockholders’ Equity (Note 9, 10, 13 and 14)
Common stock $.001 par value, 200,000,000 shares authorized, 100,045,929 shares and 96,403,036 shares issued	100,046	96,403
Additional paid-in capital	72,318,150	69,555,678
Accumulated deficit	(13,501,540)	(12,607,988)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—

Total Stockholders’ Equity	58,916,656	57,044,093

	$109,537,747	$85,151,146

See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarter	Quarter
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2005
Net Sales (Note 15)	$41,418,687	$32,665,292
Cost of Sales	26,852,195	21,964,338

Gross Profit	14,566,492	10,700,954
General and Administrative Expenses	13,630,036	10,359,241
Depreciation and Amortization	714,896	716,156

Operating Income (Loss)	221,560	(374,443)
Other Expenses:
Interest expense, net	912,529	554,878
Amortization of debt discount	—	509,404

Total Other Expenses	912,529	1,064,282

Net Loss Before Income Tax Expense	(690,969)	(1,438,725)
Income Tax Expense (Note 11)	44,650	40,000

Net Loss	$(735,619)	$(1,478,725)

Loss Per Share (Note 9):
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average number of shares (in thousands):
Basic	90,130	83,782
Diluted	90,130	83,782
See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Two Quarters	Two Quarters
	Ended	Ended
	September 30, 2006	September 30, 2005
Net Sales (Note 15)	$78,973,810	$63,404,332
Cost of Sales	51,225,321	42,807,360

Gross Profit	27,748,489	20,596,972
General and Administrative Expenses	25,957,150	20,132,674
Depreciation and Amortization	1,283,785	1,131,130

Operating Income (Loss)	507,554	(666,832)
Other Expenses
Interest expense, net	1,317,656	1,029,773
Amortization of debt discount (Note 6)	—	933,185

Total Other Expenses	1,317,656	1,962,958

Net Loss Before Income Tax Expense	(810,102)	(2,629,790)
Income Tax Expense (Note 11)	83,450	100,000

Net Loss	$(893,552)	$(2,729,790)

Loss Per Share (Note 8):
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Weighted average number of shares (in thousands):
Basic	88,238	83,138
Diluted	88,238	83,138
See accompanying summary of accounting policies and notes to consolidated financial statements.

Arcadia Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters	Two Quarters
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(893,552)	$(2,729,790)
Adjustments to reconcile net loss to net cash used in operating activities net of impact of acquisitions:
Provision for doubtful accounts	745,952	367,264
Depreciation and amortization	1,530,472	642,358
Amortization of debt discount and deferred financing costs	52,045	1,358,818
Issuance of stock for services	271,690	42,713
Accrual of stock option expense	29,499	87,612
Amortization of intangibles	804,705	614,193
Recording of expected release of stock from escrow	—	410,000
Changes in operating assets and liabilities:
Accounts receivable	(6,427,061)	(2,386,353)
Inventory	(1,047,539)	(78,586)
Prepaid expenses and other current assets	(679,553)	(2,012,904)
Income taxes receivable	(147,330)	38,398
Accounts payable	1,217,531	(317,480)
Accrued expenses and other current liabilities	240,322	909,987
Due to affiliated agencies	(244,746)	(218,374)

NET CASH (USED IN) OPERATING ACTIVITIES	(4,547,565)	(3,272,144)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses	(7,064,875)	(4,134,396)
Purchases of property and equipment	(1,629,462)	(2,122,215)

NET CASH (USED IN) INVESTING ACTIVITIES	(8,694,337)	(6,256,611)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock warrants	223,840	29,180,000
Proceeds from issuance of note payable	15,000,000	5,000,000
Proceeds from issuance of common stock	—	1,980,065
Proceeds from exercise of stock option	50,750	37,500
Net advances (payments) on line of credit	1,719,475	(12,092,353)
Payments on acquisition debt	(547,093)	(1,383,882)
Payments on notes payable	(2,135,679)	(10,493,176)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,311,293	12,228,154

NET INCREASE IN CASH AND EQUIVALENTS	1,069,391	2,699,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	530,344	1,412,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,599,735	$4,111,667

Supplementary information:
Cash paid during the period for:
Interest paid	$353,419	$929,220
Income taxes	83,771	24,500
Non cash investing activities:
Issuance of common stock for the purchases of businesses	$1,800,000	$3,086,925
Issuance of note payable and purchase price payable on acquisition	5,400,000	—
Assumption of line of credit in purchase of a business	40,000	—
Non cash financing activities:
Issuance of common stock for services	$572,000	$1,161,727
Exercise of cashless warrants	255,106	132,600
Payment of note payable with issuance of common stock	339,168	119,231
See accompanying summary of accounting policies and notes to consolidated financial statements

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
     Cash and cash equivalents — For purposes of the Statements of Cash Flows, the Company considers cash in banks and all short-term investments with an original maturity of three months or less to constitute cash and cash equivalents.
     Revenue Recognition and Concentration of Credit Risk — Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27% for the two quarters ended September 30, 2006 and 2005. No customers represent more than 10% of the Company’s revenues for the periods presented.
     Allowance for Doubtful Accounts — The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectibility of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
     Inventories — Inventories are valued at acquisition cost utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations of the Company possess the majority of the inventory. Inventories are evaluated at least annually for obsolescence and shrinkage.
     Fixed Assets and Depreciation — Fixed assets are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3-15 years) by use of the straight-line method. The majority of the Company’s fixed assets include equipment held for rental to patients in the home for which the related depreciation expense is included in cost of sales, and totals approximately $1,100,000 and $260,000 for the two quarters ended September 30, 2006 and 2005, respectively.
     Intangible Assets — The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Certain intangible assets have been identified and recorded as more fully described in Note 5. Goodwill is tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value. The other purchased intangibles are amortized on a straight-line basis over the estimated useful lives as follows: trade name over 30 years; customers and referral source relationships over 5 and 15 years (depending on the type of business purchased): technology over 3 years: and non-competition agreements over 5 years.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in Statement on Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The statement is effective for income taxes incurred during fiscal years beginning after December 15, 2006. Arcadia has not completed its analysis of the effect of FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

Arcadia Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND DESCRIPTION OF BUSINESS
     The accompanying consolidated financial statements as of September 30, 2006 and March 31, 2006 and for the quarter and two quarters ended September 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These interim financial statements include all adjustments which management considers necessary to make the financial statements not misleading. The results of operations for the quarter and two quarters ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the remainder of the year. All significant intercompany balances and transactions have been eliminated in consolidation.
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
DESCRIPTION OF BUSINESS
     Arcadia is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, respiratory and durable medical equipment and mail-order pharmaceuticals. The Company provides staffing by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical and technical personnel. The home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and rents or sells medical products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the performance of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month-to-month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare, state-based Medicaid programs and other governmental-funded entities. The Company began an initiative to open non-emergency care clinics in retail settings in mid-2006.
NOTE 2 — LEASES
     The Company leases office space under several operating lease agreements, which expire through 2011. Rent expense relating to these leases amounted to approximately $609,000 and $367,000 for the quarters ended September 30, 2006 and 2005, respectively, and $1,107,000 and $682,000 for the two quarters ended September 30, 2006, and 2005, respectively. The following is a schedule of approximate future minimum rental payments, exclusive of real estate taxes and other operating expenses, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2007	$673,000	$1,425,000
2008	857,000	963,000
2009	430,000	215,000
2010	72,000	58,000
2011	63,000	40,000

Total	$2,095,000	$2,701,000

Interest	102,000

Capital Lease Obligation Payable	$1,993,000

     The Company has entered into several capital leases covering computer operating systems, patient related equipment and other equipment with outstanding balances of $1,993,000 and $962,000 at September 30, 2006 and March 31, 2006, respectively, with a lease term ranging from two to three years, monthly payments ranging from $121 to $5,428 and interest rates ranging from 4% to 18%. The capital lease interest expense is $19,000 and $1,000 for the quarter ended September 30, 2006 and 2005, respectively, and $35,000 and $2,000 for the two quarters ended September 30, 2006 and 2005, respectively.
NOTE 3 — EMPLOYEE BENEFIT PLANS
     The Company has a 401(k) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to defined limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for the quarters ended September 30, 2006 or 2005.
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
     On August 25, 2006, the Company purchased the outstanding common stock of Lovell Medical Equipment, Inc. The purchase price of $3.7 million included $2 million cash, funded with proceeds from its promissory note to a third party, 314,960 shares of the Company’s common stock valued at $800,000 and an additional non-interest bearing $400,000 payable in common stock in equal installments on February 25, 2007 and August 25, 2008, subject to offset against potential indemnified claims. The shares related to this transaction have registration rights and are subject to approval by the American Stock Exchange.
     The total amounts assigned to assets and liabilities related to the purchase described above are as follows at September 30, 2006:

(in thousands)
Current Assets	$589
Property and Equipment	1,549
Liabilities	(1,940)
Goodwill	14,204

Total Consideration	$14,402

     See Note 13 for transactions subsequent to September 30, 2006 related to acquisitions.
NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company had net intangible assets of $46.6 million as of March 31, 2006. Additional intangible assets and goodwill resulting from the acquisitions completed during the two quarters ended September 30, 2006 were $3.9 million and $10.6 million, respectively. The Company had net intangible assets of $60.2 million as of September 30, 2006. Goodwill related to asset purchases and intangible assets are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill related to the purchase of common stock of corporations is not amortizable for tax purposes.
     Amortization expense totaled approximately $409,000 and $401,000 for the quarters ended September 30, 2006 and 2005, respectively, and $805,000 and $614,000 for the two quarters ended September 30, 2006 and 2005, respectively. The intangible assets are amortized over their expected useful lives as follows: trade name over 30 years, customer and referral source relationships over 5 years and 15 years (depending on the type of business purchased), technology over 3 years and non-competition agreements over 5 years.
     Goodwill and intangible assets of $21.3 million are amortizable over 15 years for tax purposes, while the remainder of the Company’s goodwill and intangible assets are not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets. The Company has made acquisitions to further its consolidation strategy in specific markets. The pricing of such transactions is market driven and results in goodwill and other intangible assets.
     The following table presents goodwill by segment at September 30, 2006 and March 31, 2006 (in thousands):

	Sept. 30, 2006	March 31, 2006
Services	$13,888	$13,953
Products	23,795	13,160
Retail	1,170	1,150

TOTAL GOODWILL	$38,853	$28,263

     The purchase price allocation of the intangible assets related to the Wellscript, LLC., Alliance Oxygen and Medical Equipment, Inc., and Lovell Medical Equipment, Inc. acquisitions as more fully described in Note 4 has not been completed as of September 30, 2006.
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
     The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities totaling $1,803,000 and $2,317,000 as of September 30, 2006, and March 31, 2006, respectively.
NOTE 7 — LINES OF CREDIT
     Arcadia Services, a wholly-owned subsidiary, and four of its wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. The credit agreement provides the borrowers with a revolving credit facility of up to $19 million. Advances under the credit facility shall be used primarily for working capital or acquisition purposes. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3.0 million. The maturity date is October 1, 2007. Amounts outstanding under this agreement totaled $ 15.6 million at September 30, 2006.
     RKDA, Inc. (RKDA) a wholly owned subsidiary of Arcadia Resources, Inc. and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to Arcadia Resources, Inc. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries.

     Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of borrowers. Currently the Company has elected the prime-based rate, effectively 8.25% at September 30, 2006. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. As of September 30, 2006, the Company was in compliance with all financial covenants.
     Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, has a separate outstanding line of credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime plus 1/2%, effectively 8.75% at September 30, 2006. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $2.0 million outstanding under this agreement at September 30, 2006. The Company was in compliance with all covenants at September 30, 2006.
     Both Arcadia Services and Trinity Healthcare line of credit agreements were amended in October 2006 to include an over formula advance of $1.0 million in the Arcadia Services credit agreement and increase the credit limit from $2.0 million to $2.5 million in the Trinity Healthcare credit agreement. The Arcadia Services over formula advance is due on January 1, 2007 and the Trinity Healthcare credit limit will revert back to the $2.0 million limit on January 16, 2007.
     Rite at Home, LLC, a wholly-owned subsidiary, has an outstanding line of credit agreement with Fifth Third Bank. The line of credit is for a maximum of $750,000, and matures on June 1, 2007. The outstanding balance under this agreement totaled approximately $613,000 at September 30, 2006, bearing interest at prime + 1/2%, effectively 8.75%.
     On June 30, 2006, the Company purchased the outstanding membership interests of Wellscripts, LLC, which had an outstanding line of credit agreement with Bank of America. The Company paid the outstanding balance of approximately $40,000 on July 5, 2006 as a condition of the purchase agreement and terminated the line of credit.
     The weighted average interest rate of borrowings under line of credit agreements as of September 30, 2006 was 8.32%.
NOTE 8 — LONG-TERM OBLIGATIONS
     Long-term obligations at September 30, 2006 are summarized in the following table. Accrued interest payable is stated separately on the balance sheet and is not included in the table below.

September 30,
2006
Note payable to Jana Master Fund, Ltd. dated June 29, 2006, bearing simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at September 30, 2006, with interest payable quarterly beginning on September 30, 2006 and the principal due in full on December 26, 2007 – See Note 14.	$15,000,000
Purchase price payable to the selling share holder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning October 12, 2006 with final payment due on July 12, 2007.	2,000,000
Purchase price payable to the selling shareholder of Wellscripts, LLC dated June 30, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning September 30, 2006 with final payment due on June 30, 2007.	1,000,000
Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning April 27, 2006 with final payment due on January 27, 2009.	679,512
Purchase price payable to the selling stockholders of Trinity Healthcare dated September 23, 2004, bearing simple interest of 8% per year due October 15, 2006. The note payable was paid in full in October 2006.	100,090
Purchase price payable (non-interest bearing) to the selling shareholders of Lovell Medical Supply, Inc., dated August 25, 2006, payable in shares of the Company’s common stock in equal amounts on February 25, 2007 and August 25, 2007, subject to offset for potential indemnified claims.	400,000
Other purchase price payables (non-interest bearing) to be paid over time to the selling stockholders or selling entities of various acquired entities, due dates ranging from October 2006 to March 2007.	364,106

September 30,
2006
Capital lease obligations due through 2012	1,992,738
Other interest-bearing obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from October 2006 to 2011.	765,902

Total long term obligations	22,302,348
Less: Current portion of long-term obligations	(4,760,595)

LONG-TERM DEBT OBLIGATIONS	$17,541,753

The weighted average interest rate of outstanding debt as of September 30, 2006 was 11.45%.
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
      On June 16, 2006, the Company’s Board of Directors appointed two independent directors to fill vacant director positions, whose terms began on July 1, 2006. The directors will each be compensated for service on the Board of Directors per the Company’s compensation arrangement for independent directors which consists of an annual retainer of $25,000, payable at the individual’s election in cash, options to purchase shares of the Company’s common stock or a combination thereof; and $1,000 per each Board meeting attended and $500 per each committee meeting attended, payable in shares of the Company’s common stock.
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
     During the two quarters ended September 30, 2006, the Company issued an aggregate net 558,000 shares of its common stock through the exercise of stock warrant agreements. The Company also issued 165,000 shares of its common stock valued at $422,000 for services during the two quarters ended September 30, 2006 and 108,000 shares of its common stock valued at $372,000 for the year ended March 31, 2006.
     As of June 30, 2006, two officers and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). These shares represent eighty (80%) percent of the shares originally escrowed pursuant to the agreements. Fifty (50%) percent of these remaining Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of Mr. Bensol, and RKDA’s, in the case of Messrs. Elliott and Kuhnert, Debt to Adjusted EBITDA ratio must be 2.0 or less. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of Messrs. Elliott and Kuhnert, and the Company, in the case of Mr. Bensol, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. During the quarter, and two quarters ended September 30, 2006 and the year ended March 31, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts were accrued during the quarter and two quarters ended September 30, 2006 or the year ended March 31, 2006. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for the respective periods.
     On August 18, 2006, our Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by our stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of Common Stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan is approved by the shareholders or 5 million shares. All non-employed directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan.
     On September 26, 2006, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 200,000,000, $0.001 par value per share from 150,000,000, $0.001 par value per share.
     A Voting Agreement, dated May 7, 2004 by and among Messrs. Elliott and Kuhnert, the Company’s Chairman/Chief Executive Officer and President/Chief Operating Officer, respectively, and certain other shareholders of the Company, which gave Messrs. Elliott and Kuhnert control of the votes of approximately 59 million shares of Common Stock for the election of a majority of the Board of Directors, was terminated on September 27, 2006.
     See Note 4 for the discussion of issuance of shares as consideration in acquisitions and Note 13 for transactions subsequent to September 30, 2006 related to stockholders’ equity.
NOTE 10 — STOCK-BASED COMPENSATION
     As required to be disclosed under SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, the following table presents pro forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

	For the two	For the two
	Quarters Ended	Quarter Ended
	September 30, 2006	September 30, 2005
Net loss as reported	$(893,552)	$(2,729,790)
Add: Stock-based employee compensation expense included in income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	—	—

Pro Forma net income (loss)	$(893,552)	$(2,729,790)

Net loss per share:
Basic and diluted income (loss) per share as reported	$(0.01)	$(0.03)
Pro Forma basic and diluted income (loss) per share	$(0.01)	$(0.03)
     Shares held in escrow totaling 4.8 million could be released based on the results of operations for the year ending March 31, 2007 and another 4.8 million shares could be released based on the results of operations for the two years ending 2007, as further described in Note 9.
     On May 7, 2004, Messrs. Elliott and Kuhnert were each granted stock options to purchase 4 million shares of Common Stock exercisable at $0.25 per share. The options shall vest in six tranches provided certain adjusted EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by Messrs. Elliott and Kuhnert as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. The milestones and vesting for each party are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. During the year ended March 31, 2006, and the two quarters ended September 30, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts related to these options were accrued during the year. There is still a potential that the options related to the 2006 fiscal year could be re-activated in the event of a change of control.
OPTIONS
FISCAL 2007 ACTIVITY & ROLLFORWARD

							RANGE OF	RANGE OF
	3/31/2006				9/30/2006	PRICE	EXPIRATION	VESTING
	OUTSTANDING	GRANTS	FORFEITURES	EXERCISES	OUTSTANDING	PER SHARE	DATES	DATES
Issued to officers	8,323,343	72,098	0	0	8,395,441	$0.25 to $2.92	2013	2005-2008
Issued to other management	700,000	0	0	35,000	665,000	$1.45	2011	2005
From prior entity	500,000	0	0	0	500,000	$0.25	2014	2004

Total	9,523,343	72,098	0	35,000	9,560,441

As of March 31,	2006	2007	2008
Cumulative Vested Options	1,488,343	5,560,441	9,560,441
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

	2007	2006
Expected volatility	20%	45%
Weighted-average volatility	20%	45%
Expected dividends	0%	0%
Expected terms (in years)	7	7
Risk-free rate	5.11%	3.92%
     A summary of the Company’s options under the plan as of March 31, 2006, and changes to date during the two quarters ended September 30, 2006 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at March 31, 2006	9,523,343	$0.37
Granted	72,098	$2.92
Exercised	(35,000)	$1.45
Forfeited or expired	0	$0.00

Outstanding at September 30, 2006	9,560,441	$0.39	5.6	$27,347,727

Exercisable at September 30, 2006	1,560,441	$1.10	5.6	$3,347,727

     The weighted-average grant-date fair value of options granted during the two quarters ended September 30, 2006 and 2005 were $2.92 and $2.20, respectively. The total intrinsic value of options exercised during the two quarters ended September 30, 2006 and 2005 were $67,200 and $46,500, respectively.
     A summary of the Company’s non-vested options as of March 31, 2006 and changes to date during the two quarters ended September 30, 2006, is presented below:

		WEIGHTED AVERAGE
NON-VESTED SHARES	SHARES	GRANT-DATE FAIR VALUE
Outstanding at March 31, 2006	8,000,000	$0.25
Granted	72,098	2.92
Vested	(72,098)	2.92
Forfeited	0	0.00

Non-vested at September 30, 2006	8,000,000	$0.25

     In summary, during the two quarters ended September 30, 2006, the Company had no compensation expense related to the adoption of FAS 123R. There was no cash effect from the adoption of SFAS No. 123R. There are no other unvested awards pending. As of September 30, 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. No cost is expected to be recognized as the Company believes it unlikely that the requirements for vesting as described above will be met. The total fair value of shares vested during the two quarters ended September 30, 2006 and 2005 were $77,500 and $109,000, respectively.
     During calendar 2006, the Company granted a total of 650,000 restricted shares of the Company’s common stock to eleven management employees. The individual grants vest ratably each quarter until expiration dates ranging from three to four years and contain registration rights. A total of 87,288 shares vested pursuant to these grants in the two quarters ended September 30, 2006. See Note 13 for shares vested pursuant to these grants subsequent to September 30, 2006. The Company recorded $220,000 in related compensation expense during the two quarters ended September 30, 2006.
     On August 4, 2006, the independent members of the board of directors, as a group, were granted stock options to purchase a total of 18,026 shares at an exercise price of $2.92 per share and paid $3,125 and related to their service for the quarter ending September 30, 2006. They were also granted a total of 1,938 shares of common stock as compensation for their attendance at the June 2006 and August 2006 meetings of the Company’s Board of Directors and Audit Committee. Additionally, the Company agreed that the annual period for all independent director retainers for Board and Audit Committee service, pursuant to existing independent director compensation agreements, will coincide with the election of directors at annual shareholder meetings. These shares are subject to approval by the American Stock Exchange.
NOTE 11 — INCOME TAXES
     Although the Company experienced a loss for the quarter and two quarters ended September 30, 2006, the Company recognized income tax expense related to state income taxes as a result of the Company’s multi-state locations. The Company has state and federal income tax refunds pending and amounts on deposit against fiscal 2007 liabilities totaling approximately $187,000 as of September 30, 2006.
     As of September 30, 2006, the Company has net federal operating loss carryforwards (“NOLs”) of $1.2 million, which may be available to reduce taxable income if any, which expire through 2024. These NOLs are as calculated for those payments due to the Internal Revenue Service on behalf of the consolidated taxpayer; Arcadia Resources, Inc. and Subsidiaries. However, Internal Revenue Code Section 382 rules limit the utilization of these NOLs upon a change in control of a company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place utilization of the Company’s NOLs will be subject to limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the NOLs. The Company has an additional $6.0 million in NOLs that are not subject to the limitations described above, which expire in 2026.
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
     Tax benefits of net deferred tax assets will be recorded at such time and to such extent, that they are more likely than not to be realized. As such, the resulting estimated net deferred tax assets of approximately $5.0 million as of September 30, 2006 have been offset by a corresponding valuation allowance.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
     The Company plans to spend up to $750,000 on information systems in fiscal 2007 in the form of hardware, software and related implementation and training costs.
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
NOTE 13 — SUBSEQUENT EVENTS
     On October 5, 2006, 43,645 shares vested pursuant to the stock grants more fully described in Note 10.
     The Company received $8,480 and processed a warrant exercise request on October 27, 2006 to exercise 16,960 Class A Warrants in exchange for 16,960 shares of common stock.
     Both Arcadia Services and Trinity Healthcare line of credit agreements were amended in October 2006 to include an over formula advance of $1.0 million in the Arcadia Services credit agreement and increase the credit limit from $2.0 million to $2.5 million in the Trinity Healthcare credit agreement. The Arcadia Services over formula advance is due on January 1, 2007 and the Trinity Healthcare credit limit will revert back to the $2.0 million limit on January 16, 2007.
     On November 13, 2006, the Company purchased 75% of the outstanding membership interest of Pinnacle Easy Care, LLC. The purchase price of $1.12 million included $200,000 cash and $300,000 of the Company’s common stock valued at $921,000. The shares have registration rights and are subject to approval by the American Stock Exchange.
NOTE 14— RELATED PARTY TRANSACTIONS
     The Company issued a promissory note to Jana Master Fund, Ltd. on June 29, 2006 for $15 million, proceeds of which were received on that date. Jana Master Fund, Ltd. holds 17% of the outstanding shares of Company common stock on September 30, 2006. The note bears simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at September 30, 2006, with interest payable quarterly beginning on September 30, 2006 and the principal due in full on December 26, 2007. In July 2006, the Company paid $300,000 in finder’s fees related to this loan; $150,000 in cash and 60,000 shares of its common stock valued at $150,000.
NOTE 15 — SEGMENT INFORMATION
     For financial reporting purposes, our branch offices are aggregated into three reportable segments, Services, Products and Retail, which are managed separately based on their predominant line of business. Our Services Division consists primarily of a national provider of home care and staffing services currently operating in 19 states through its 76 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
     Our Products Division consists primarily of respiratory and durable medical equipment operations, which service patients in 12 states through its 39 locations. For the benefit of all of our patients, we also operate a full service mail-order pharmacy.
     The Retail Division consists of 13 retail sites and a home health-oriented mail-order catalog and related website. The catalog and website were acquired in May 2005. The retail sites opened in September 2005. The costs related to the start up of the non-emergency care clinics in retail host sites is included in this division, beginning in the quarter ended September 30, 2006.

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

	Quarter Ended	Quarter Ended
	Sept. 30, 2006	Sept. 30, 2005
Net Sales:
Services	$30,734	$27,850
Products Rentals	5,923	2,335
Products Sales	3,787	1,492
Retail	975	988

Total Sales	41,419	32,665
Operating Income (Loss):
Services	1,289	1,076
Products	713	(52)
Retail	(475)	(211)
Unallocated Corporate Overhead	(1,305)	(1,188)

Total Operating Income (Loss)	222	(375)
Interest Expense	913	555
Amortization of Debt Discount	—	509

Net Loss before Income Tax Expense	(691)	(1,439)
Income Tax Expense	45	40

Net Loss	$(736)	$(1,479)

	Two	Two
	Quarters Ended	Quarters Ended
	Sept. 30, 2006	Sept. 30, 2005
Net Sales:
Services	$60,652	$54,601
Products Rentals	9,984	4,487
Products Sales	6,383	2,869
Retail	1,955	1,447

Total Sales	78,974	63,404
Operating Income (Loss):
Services	2,394	2,306
Products	1,433	202
Retail	(862)	(113)
Unallocated Corporate Overhead	(2,457)	(3,062)

Total Operating Income (Loss)	508	(667)
Interest Expense	1,318	1,030
Amortization of Debt Discount	—	933

Net Loss before Income Tax Expense	(810)	(2,630)
Income Tax Expense	84	100

Net Loss	$(894)	$(2,730)

Assets:
Services	$49,496	$47,960
Products	53,391	17,782
Retail	2,471	2,094
Unallocated Corporate Assets	4,180	7,707

Total Assets	$109,538	$75,543

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The MD&A should be read in conjunction with the other sections of this report on Form 10-Q, including the consolidated financial statements and notes thereto beginning on page 3 of this report. Historical results set forth in the Financial Statements beginning on page 3 and this section should not be taken as indicative of our future operations.
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
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional financing; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; and (13) other unforeseen events that may impact our business.
     The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our quarterly report on Form 10-Q as of and for the quarter ended June 30, 2006, our Current Reports on Form 8-Ks filed on October 2, 2006, August 18, 2006, August 10, 2006, July 21, 2006, July 18, 2006, July 6, 2006, June 28, 2006 and June 19, 2006 along with our annual report on Form 10-K as of and for the year ended March 31 2006, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects. The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
Overview
     Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 131 operating locations in 26 states. Arcadia Services, a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of home care and staffing services currently operating in 19 states through its 76 locations, referred to herein as the Services Division. The Products Division includes Arcadia HOME (home oxygen and medical equipment), which provides respiratory and durable medical equipment to patients in 12 states through its 39 locations, including a full-service mail-order pharmacy operated for the benefit of all of our patients. Our Retail Division consists of 13 retail operations, a home health-oriented mail order catalog and a related retail website.

Results of Operations
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

	Quarter	Quarter
	Ended	Ended
Consolidated Statements of Operations (in thousands, except per share data)	Sept 30, 2006	Sept. 30, 2005
Net Sales	$41,418	$32,665
Cost of Sales	26,852	21,964

Gross Profit	14,566	10,701
General and Administrative Expenses	13,630	10,359
Depreciation and Amortization	714	716

Operating Income (Loss)	222	(374)
Oher Expenses
Interest Expense, Net	913	555
Amortization of Debt Discount	—	510

Total Other Expenses	913	1,065

Net Loss Before Income Tax Expense	(691)	(1,439)
Income Tax Expense	45	40

Net Loss	$(736)	$(1,479)

Net Loss per Share — Basic and Diluted	$(0.01)	$(0.02)
Weighted average number of shares — Basic and Diluted	90,130	83,782
Net sales were $41.4 million for the quarter ended September 30, 2006 compared to $32.7 million for the quarter ended September 30, 2005, an increase of 27%. During the quarter ended September 30, 2006, the Company generated internal growth from existing operations of 8.7% of the increase in sales compared to the quarter ended September 30, 2005. During the quarter ended September 30, 2006, the Company recorded $5.9 million in revenues from entities acquired during or after the quarter ended September 30, 2005. There were no material changes in sales prices from the quarter ended September 30, 2005 to the quarter ended September 30, 2006, net of pharmacy-related pricing reductions, to contribute to the improvement in revenues.
The Company generated the following tabular progression of net sales by quarter since the quarter ended June 30, 2004. There were no material changes in sales prices from the quarter ended March 31, 2005 to the quarter ended September 30, 2006 to contribute to the improvement in revenues. See Results of Operations and Liquidity and Capital Resources.

		Increase from prior	Increase from same
Net sales by quarter:	(in millions)	Quarter	quarter prior year
First quarter ended June 30, 2004	$23.1	11.5%	26.9%
Second quarter ended September 30, 2004	25.5	10.4%	30.5%
Third quarter ended December 31, 2004	28.1	10.2%	41.4%
Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%
First quarter ended June 30, 2005	30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%
Third quarter ended December 31, 2005	33.3	1.8%	18.5%
Fourth quarter ended March 31, 2006	34.2	2.7%	19.6%
First quarter ended June 30, 2006	37.6	9.9%	22.5%
Second quarter ended September 30, 2006	41.4	10.3%	26.8%
The Company’s consolidated gross profit margin was 35.2% for the quarter ended September 30, 2006 compared to 32.8% for the quarter ended September 30, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, addition of a mail-order catalog operation in May 2005 and initiation of its retail store concept in September 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ Division revenues for the quarter ended September 30, 2006 were $30.7 million and yielded a gross margin of 26.7% compared to $27.9 million at a gross margin of 27.1% for the quarter ended September 30, 2005. The reduction in gross margin is due to a higher mix of lower margin services being rendered and increases in workers’ compensation insurance costs in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The Products’ Division revenues for the quarter ended September 30, 2006 were $9.7 million at a gross margin of 60% compared to revenues for the quarter ended September 30, 2005 of $3.4 million at a gross margin of 68%. The reduction in gross margin is due the acquisition of Wellscript, LLC., which operates at a lower margin. Cost of sales for Services are primarily employee costs, while cost of sales for Products and Retail represents the cost of products and medications sold to patients along with supplies used in the delivery of other rental products and services to patients, including the related depreciation of the equipment rented to patients. The components of the Retail Division were acquired or opened during the year ended March 31, 2006 and generated revenues of $1.0 million for the quarter ended September 30, 2006 compared to $1.0 million for the quarter ended September 30, 2005, at a 50% gross margin for both periods.
General and administrative expenses for the quarter ended September 30, 2006 were $13.6 million or 32.9% of revenues versus $10.4 million or 31.7% of revenues for the quarter ended September 30, 2005. The 32% dollar increase is due primarily to changes in the Company’s mix of business to include more revenues from the Products Division, which has a higher gross margin but also a higher cost of general and administrative expenses due to the cost of delivering and maintaining equipment and the cost of documentation and billing required to receive reimbursement for the products being sold or rented to patients. The general and administrative expenses for the Services, Products and Retail Divisions were 22%, 50% and 92% of revenues for the quarter ended September 30, 2006, respectively as compared to 22%, 77% and 78% for the quarter ended September 30, 2005. The Company recorded $1.2 million in non-cash expenses during the quarter ended September 30, 2006, of which $572,000 are included in general and administrative expenses. The Company recorded $1.76 million in non-cash expenses during the quarter ended September 30, 2005, of which $216,000 are included in general and administrative expenses. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The Company’s investment in its retail concepts incurred general and administrative expenses of $899,000 during the quarter ended September 30, 2006, compared to $774,000 for the same period in the prior year during which it was created. During the quarter ended September 30, 2006, the Company began investing in non-emergency care clinics within retail host sites, which are included in the retail component.
Total depreciation and amortization expense was approximately $1.4 million for the quarter ended September 30, 2006 compared to $856,000 for the quarter ended September 30, 2005. A component of depreciation expense related to equipment rented to patients of approximately $650,000 is included as a component of cost of sales for the quarter ended September 30, 2006 compared to $140,000 in the quarter ended September 30, 2005. The increase in depreciation expense relates primarily to the 174% increase in the Company’s investments in their fleet of vehicles and equipment held for rental to patients, along with additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $409,000 for the quarter ended September 30, 2006 compared to $613,000 recorded in the quarter ended September 30, 2005. Amortizable net intangibles, other than goodwill, were $21.1 million at September 30, 2006 compared to $13.1 million at September 30, 2005.
Interest expense was $913,000 for the quarter ended September 30, 2006 compared to $555,000 for the quarter ended September 30, 2005. The increase in interest expense is a result of borrowings resulting from the expansion of the Products Division along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements and a higher interest rate environment. Total interest-bearing borrowings were $39.8 million at September 30, 2006 at rates ranging from 8.00% to 13.27% per annum compared to $7.3 million at interest rates at rates ranging from 6.75% to 7.75% at September 30, 2005. The Company repaid $23 million in interest-bearing debt at the end of September 2005 with the proceeds from a warrant offering.
Amortization of deferred debt discount was $509,000 for the quarter ended September 30, 2005 compared to none for the quarter ended September 2006. These discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related promissory notes, all of which were paid in full by September 30, 2005.
The Company had income tax expense of $45,000 for the quarter ended September 30, 2006 compared to $40,000 for the quarter ended September 30, 2005, primarily related to state income tax expenses. The Company has total net operating loss carryforwards for tax purposes of $7.2 million that expire at various dates through 2026.
The Company’s net loss for the quarter ended September 30, 2006 was $736,000 compared to $1.5 million for the quarter ended September 30, 2005. The Company incurred total non-cash expenses of $1.2 million in the quarter ended September 30, 2006 compared to $1.5 million for the quarter ended September 30, 2005. The reduction in net losses from the quarter ended September 30, 2005 to the quarter ended September 30, 2006 are net of additional interest expense of $357,000 and the absence of debt discount amortization of $509,000 in 2006. Additional costs in 2006 include investments in personnel, travel and consulting services related to SOX, systems installation, retail care clinic start up and continued investments in retail sites.

Two Quarters Ended September 30, 2006 Compared to Two Quarters Ended September 30, 2005

	Two Quarters	Two Quarters
	Ended	Ended
Consolidated Statements of Operations (in thousands, except per share data)	September 30, 2006	September 30, 2005
Net Sales	$78,974	$63,404
Cost of Sales	51,225	42,807

Gross Profit	27,749	20,597
General and Administrative Expenses	25,957	20,133
Impairment of Goodwill	—	—
Depreciation and Amortization	1,284	1,131

Operating Income (Loss)	508	(667)
Other Expenses
Interest Expense, Net	1,318	1,030
Amortization of Debt Discount	—	933

Total Other Expenses	1,318	1,963

Net Loss Before Income Tax Expense	(810)	(2,630)
Income Tax Expense	84	100

Net Loss	$(894)	$(2,730)

Net Loss per Share — Basic and Diluted	$(0.01)	$(0.03)
Weighted average number of shares — Basic and Diluted	88,238	83,138
     Net sales were $79.0 million for the two quarters ended September 30, 2006 compared to $63.4 million for the two quarters ended September 30, 2005, an increase of 25%. The Company generated revenues from operations acquired since September 30, 2005 totaling 37% of the increase in sales resulting in an internal growth rate of 9.0% of existing operations during the two quarters ended September 30, 2006 compared to the same two quarters in the prior year. There were no material changes in sales prices from the two quarters ended September 30, 2005 to the two quarters ended September 30, 2006 to contribute to the improvement in revenues. The Company’s consolidated gross profit margin was 35.1% for the two quarters ended September 30, 2006 compared to 32.5% for the two quarters ended September 30, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004 as well as the addition of a mail-order catalog operation in May 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. The Services’ division revenues for the two quarters ended September 30, 2006 were $60.7 million and yielded a gross margin of 26.7%, while the Products’ divisional revenues resulted in $16.4 million at a gross margin of 64.3%. Cost of sales for Services are primarily employee costs, while cost of sales for Products represents the cost of products and medications sold to patients along with supplies used in the delivery of other rental products and services to patients. The Service division’s gross margins were negatively affected in the two quarters ended September 30, 2006 compared to the two quarters ended September 30, 2005 due to the business climate and customer mix of institutional customers, increases in workers’ compensation insurance costs and a demand for lower margin service staffing in the facilities. The components of the Retail Division were acquired or opened during the two quarters ended September 30, 2005, except for the start up of the non-emergency care clinics in retail host sites which began in the quarter ended September 30, 2006, and generated revenue of $2.0 million for the two quarters ended September 30, 2006, a 38% increase from the $1.45 million generated in the two quarters ended September 30, 2005. The Retail Division yielded a gross margin of 53.4% for the two quarters ended September 30, 2006 and 50.0% for the two quarters ended September 30, 2005.
General and administrative expenses for the two quarters ended September 30, 2006 were $26.0 million or 32.9% of revenues versus $20.1 million or 31.8% of revenues for the two quarters ended September 30, 2005. The 29% dollar increase is due primarily to changes in the Company’s mix of business, costs related to changing the structure of the business from a privately-held organization to a publicly-held company, and additional general and administrative expenses related to the merged entities as discussed in the notes to the consolidated financial statements. The general and administrative expenses for the Services, Products and Retail divisions were 22%, 52% and 91% of revenues, respectively as compared to 22%, 65% and 53% for the same period last year. The Company recorded $2.5 million in non-cash expenses during the two quarters ended September 30, 2006, of which $1.1 million were included in general and administrative expenses. The Company recorded $3.5 million in non-cash expenses during the two quarters ended September 30, 2005, of which $908,000 million were included in general and administrative expenses. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related.
Total depreciation and amortization expense was approximately $2.4 million for the two quarters ended September 30, 2006 compared to $2.3 million for the two quarters ended September 30, 2005. A component of depreciation expense related to equipment rented to patients of approximately $1.1 million is included as a component of cost of sales for the two quarters ended September 30, 2006 compared to $260,000 in the two quarters ended September 30, 2005. The increase in depreciation expense relates primarily to the 174% increase in the Company’s investments in their fleet of vehicles and equipment held for rental to patients, along with additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $805,000 for the two quarters ended September 30, 2006 compared to 614,000 recorded in the two quarters ended September 30, 2005. Amortizable net intangibles, other than goodwill, were $21.1 million at September 30, 2006 compared to $13.1 million at September 30, 2005.
Interest expense was $1.3 million for the two quarters ended September 30, 2006 compared to $1.0 million for the two quarters ended September 30, 2005. The increase in interest expense is a result of borrowings resulting from the expansion of the Products Division along with acquisitions of the various entities as discussed in the Notes to the Consolidated Financial Statements. Total interest-bearing borrowings were $39.8 million at September 30, 2006 at rates ranging from 8.00% to 13.27% per annum compared to $7.3 million at interest rates at rates ranging from 6.75% to 7.75% at September 30, 2005. The Company repaid $23 million in interest-bearing debt at the end of September 2005 with the proceeds from a warrant offering.
Amortization of deferred debt discount was $933,000 for the two quarters ended September 30, 2005 generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The warrants relate to the initial merger of the organization and accounted for $315,000 for the two quarters ended September 30, 2005 versus $35,000 for the same period last year. The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related promissory notes, all of which were paid in full by September 30, 2005.
The Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $2.7 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $7.2 million that expires at various dates through 2025.
The Company’s net loss for the two quarters ended September 30, 2006 was $894,000 compared to a net loss of $2.7 million for the two quarters ended September 30, 2005. The improvement in the net loss position is affected by costs in 2005 that are not repeated in 2006 including debt discount amortization of $933,000 and $498,000 related to the release of escrowed shares and stock options pursuant to SFAS No. 123R. Additional costs in 2006 include investments in personnel, travel and consulting services related to SOX, systems installation, retail care clinic start up and continued investments in retail sites.
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

	Two Quarters	Two Quarters
SUMMARY CONSOLIDATED	Ended	Ended
STATEMENTS OF CASH FLOWS (in millions)	September 30, 2006	September 30, 2005
Net loss	$(0.9)	$(2.7)
Net cash (used in) operating activities	$(4.5)	$(3.3)
Net cash (used in) investing activities	$(8.7)	$(6.2)
Net cash provided by financing activities	$14.3	$12.2
Net increase in cash and cash equivalents	$1.1	$2.7
Cash and cash equivalents at the end of the period	$1.6	$4.1
Prior to undertaking the Company’s long-term strategic growth plan, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $48 million raised in equity instruments since May 2004 through June 30, 2006 (including the conversion of notes payable into common stock) along with securing a $15 million promissory note on June 29, 2006. The Company also has in place a long-term line of credit, short-term lines of credit and has used notes payable to sellers and shares of its common stock as a means of financing portions of most acquisitions.
During the two quarters ended September 30, 2006, the Company made three acquisition with a combination of $9.2 million cash, $3.2 million in notes payable, assumption of certain liabilities totaling $1.48 million and $2.8 million shares of its common stock valued at $1.8 million. The Company had $600,000 available as of September 30, 2006 through its various lines of credit with the potential of an additional $2.0 million available, based on the results of supporting borrowing base calculations.

The Company has been successful in using notes payable and common stock as part of its consideration paid for acquisitions. The Company paid $2,548,000 in post-acquisition related payments in cash and $339,000 with its common stock during the two quarters ended September 30, 2006. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.
The Company’s cash position as of September 30, 2006 was $1.6 million. The Company’s total debt to equity ratio was 0.86 to 1 and its current ratio was 2.36 to 1 at September 30, 2006.
Gross accounts receivable at September 30, 2006 of approximately $35.8 million represent accounts receivable from operations and from acquired entities. As of September 30, 2006, the Company’s net accounts receivable represented 73 days sales outstanding, compared to 67 days sales outstanding as of September 30, 2005. By type of revenue, as of September 30, 2006, the days sales outstanding for Services Division revenues were 66 and the days sales outstanding on Products Division revenues were 103 days. The Retail Division has minimal accounts receivable as its sales are primarily via charges to customers’ credit cards. The integration of billing related to acquisitions of Products Division operations during the four quarters ended September 30, 2006 has affected the related collection process due to the required reworking of licensure and provider numbers with payors after a change in ownership. This can be a 30 to 120 day process depending on the laws and licensure requirements in the state of operations and the various payors involved. Additional computer hardware, software and support staff have been added to improve the results in fiscal 2007 and 2008 and to integrate acquired entities faster than in fiscal 2006. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations. The Company calculates its days sales outstanding as accounts receivable less acquired accounts receivable, net of the related allowance for doubtful accounts, divided by the average daily net sales for the preceding three months. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payor mix for the two quarters ended September 30, 2006 was as follows:

Government-funded	28%
Institutions	43%
Commercial Insurance	12%
Private Pay	17%
Financing Transactions
On June 29, 2006, the Company issued a long-term promissory note to an investor for $15 million. The Company immediately used these funds to pay down $10.3 million against its outstanding lines of credit and to $2 million complete an acquisition on July 3, 2006. The note bears simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at September 30, 2006, with interest payable quarterly beginning on September 30, 2006 and the principal due in full on December 26, 2007.
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for net aggregate consideration of $1.86 million, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
The Company received $100,000 from the exercise of stock warrants during the two quarters ended September 30, 2006.
The Company received $35,000 from the exercise of stock options during the two quarters ended September 30, 2006.
Management believes that cash from operations will be sufficient to repay short-term debt obligations. The Company used net cash in operating activities of $4.5 million during the two quarters ended September 30, 2006 compared to cash used in operating activities of $3.3 million for the two quarters ended September 30, 2005. However, cash from operations alone may not be sufficient to pursue management’s strategy of growth through acquisition. Management anticipates that the sources of funds for the reduction of long-term debt obligations, for acquisitions and for the development of the retail care clinics will be primarily from the equity market. As of September 30, 2006, the Company’s interest-bearing debt totals approximately $7.4 million classified as current and approximately $33.2 million classified as long-term for a total of approximately $40.6 million. During fiscal years 2005 and 2006 and the two quarters ended September 30, 2006, the Company raised $48 million from the equity markets (including the conversion of notes payable into common stock) in accordance with its plan and has retired short term debt, reduced borrowings on its lines of credit, obtained a $15 million long-term promissory note, funded internal growth and financed 25 acquisitions. In the short term, the Company anticipates raising additional debt or equity funding for selected acquisitions. Raising capital through equity will result in dilution to our holders of Common Stock. The Company expects to incur additional debt to fund the growth of its durable medical equipment and respiratory business. Vendor-based financing is available in the form of short term notes payable or capital leases for medical and information systems equipment. The Company does not have any material commitments for capital expenditures, but does intend to spend up to $1 million related to information systems technology.
The Company also plans to expand into certain new start-up locations related to retail DME and walk-in medical clinics, as well as to continue to expand product and service offerings in its existing sites. Cash flow from operations is expected to initially fund these efforts, the scope of which may be determined by the Company’s ability to generate cash flow until additional new funding is secured.
To the extent that we do not successfully raise funds from the equity markets to finance new acquisitions, or walk-in medical clinics we may seek debt financing, which reduces available cash for operations by the amount of interest expense and repayments. Alternatively, we may choose to modify or postpone our strategy to grow through acquisition or may choose to eliminate certain product or service offerings. Higher financing costs, modification of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the two years ended June 30, 2006, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will successfully raise such funds.
The revolving credit commitments with Comerica Bank total $21 million. The Company is permitted to draw on the revolving credit facility to finance working capital or staffing business acquisitions. Factors that have bearing on whether we may require additional credit include our ability to assimilate our acquired businesses by reducing operating costs through economies of scale, our ability to increase revenues through internal growth based on our existing cost structure, and our ability to generate cash from operations sufficient to service our debt level and operating costs. There is always the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facility or to lend additional funds for working capital or acquisition purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls. Other than as set forth below in this paragraph during our fiscal quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company added an internal audit department and a corporate director of compliance during the quarter ended September 30, 2006. The Company intends to implement a newly-acquired management information system during the next 6 months to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.

Part II: Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On August 25, 2006, the Company agreed to issue an aggregate of 472,069 shares of common stock to the selling shareholders as payment of $1,200,000 of the purchase price of a business acquired by a Company subsidiary. On October 26, 2006, the Company issued 16,960 shares of common stock upon the exercise of outstanding Class A Warrants for consideration of $8,480. On November 10, 2006, the Company agreed to issue 300,000 shares of common stock valued at $921,000 to accredited investors as consideration for the purchase of limited liability company interests acquired by a Company subsidiary. On November 10, 2006, the Company approved the issuance of an aggregate of 7,200 shares of common stock having an aggregate value of $19,000 to certain of the employees of the Company’s affiliated agencies as an incentive bonus, without payment of consideration by such persons and not in lieu of compensation payable to such persons by the Company, as the result of a competition among the Company’s affiliated agencies providing an incentive for improving customer service skills and sales of the Company’s staffing services. The Company’s agreement to issue the securities reported above (except the warrants transaction) is contingent on compliance with all approvals and other requirements of the American Stock Exchange. Each transaction reported is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D if applicable, as not involving a public offering. Shares issued on the conversion of warrants are additionally exempt from registration on the basis of Section 3(a)(9) of the Securities Act of 1933, and shares surrendered on conversion are accounted for by the Company on a net issuance basis. Each transaction was made without general solicitation or advertising and was not underwritten. Each security certificate will bear a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred, or assigned in the absence of an effective registration statement or an opinion of the Company’s counsel that registration is not required under the Securities Act of 1933. The shares of common stock carry registration rights.
Item 4. Submission of Matters to a Vote of Security Holders.
     The voting results with respect to the election of directors, the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, $0.001 par value, from 150,000,000 to 200,000,000, and approval of the Company’s 2006 Equity Incentive Plan required to be disclosed by this Item were previously disclosed in the Company’s Current Report on Form 8-K filed on October 2, 2006 and such information is incorporated herein by reference. In addition to the information reported therein, the Company additionally reports that there were no broker non-votes relative to the proposal to approve the amendment to the Company’s Articles of Incorporation, and that there were 19,241,083 broker non-votes relative to the proposal to approve the Company’s 2006 Equity Incentive Plan.
Item 5. Other Information.
     On November 14, 2006, the independent directors of the Board of Directors approved annual base compensation amounts payable to the Chairman and Chief Executive Officer and the President and Chief Operating Officer, in accordance with their respective compensation agreements, as more fully described in Exhibit 10.1.
Item 6. Exhibits.
     The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 2006	By:	/s/ John E. Elliott, II
John E. Elliott, II
Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2006	By:	/s/ Rebecca R. Irish
Rebecca R. Irish
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description

10.1	Description of Chief Executive Officer and Chief Operating Officer Compensation Arrangements approved November 14, 2006.

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.