Form 10-Q
period 2006-12-31
ARCADIA RESOURCES, INC
filed 2007-02-14
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
As of February 13, 2007, 110,627,333 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page No.
Part I: Financial Information

Item 1. Unaudited Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 5. Other Information	43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II: Other Information

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	43

Exhibits	44
Amended and Restated By-laws
Limited Liability Company Ownership Interest Purchase Agreement
Lynn Fetterman Inc. Project Agreement
Certification of Chief Executive Officer
Certification of the Principal Accounting and Financial Officer
Chief Executive Officer Certification
Principal Accounting and Financial Officer Certification
Press Release, dated February 14, 2007

Part I. – FINANCIAL INFORMATION
Item 1. – Unaudited Consolidated Financial Statements
The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our quarterly report on Form 10-Q as of and for the quarters ended September 30, 2006 and June 30, 2006, our Current Reports on Form 8-Ks filed on February 5, 2007, February 1, 2007, January 30, 2007, January 29, 2007, January 16, 2007, January 12, 2007, January 4, 2007, December 21, 2006, December 6, 2006, November 15, 2006, October 2, 2006, August 18, 2006, August 10, 2006, July 21, 2006, July 18, 2006, July 6, 2006, June 28, 2006 and June 19, 2006 along with our annual report on Form 10-K as of and for the year ended March 31 2006, and our other filings with the Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operation and prospects.
The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.
The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,033,943	$530,344
Accounts receivable, net of allowance of $3,352,000 and $1,891,000, respectively	36,659,142	27,109,601
Inventory, net	2,896,885	1,502,276
Prepaid expenses and other current assets	5,120,856	3,180,002

Total current assets	55,710,826	32,322,223
Property and equipment, net	9,104,113	6,225,043
Goodwill	38,751,258	28,263,208
Intangible assets, net	22,192,857	18,325,732
Other assets	401,644	14,940

	$126,160,698	$85,151,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit, current portion	$3,017,996	$2,000,000
Accounts payable	4,428,941	1,912,860
Accrued expenses:
Compensation and related taxes	2,478,635	2,417,832
Commissions	582,540	279,262
Other	1,791,683	1,266,598
Accrued interest	229,650	141,463
Payable to affiliated agencies, current portion	1,642,377	2,163,954
Long-term obligations, current portion	3,033,710	2,056,311
Capital lease obligations, current portion	977,993	349,555

Total current liabilities	18,183,525	12,587,835
Line of credit, less current portion	17,749,866	14,487,967
Payable to affiliated agencies, less current portion	82,452	152,750
Long-term obligations, less current portion	22,450,615	266,447
Capital lease obligations, less current portion	693,436	612,054

Total liabilities	59,159,894	28,107,053

Minority interest	387,427	—

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock $.001 par value, 200,000,000 shares authorized, 105,558,992 shares and 96,403,036 shares outstanding	105,559	96,403
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	83,727,138	69,555,678
Accumulated deficit	(17,219,320)	(12,607,988)

Total stockholders’ equity	66,613,377	57,044,093

	$126,160,698	$85,151,146

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three Quarters ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues, net	$41,026,212	$33,298,557	$120,000,022	$96,702,889

Cost of revenues	26,543,431	21,985,099	77,768,752	64,792,459

Gross profit	14,482,781	11,313,458	42,231,270	31,910,430

Selling, general and administrative	16,258,357	11,290,948	42,215,507	31,423,622
Depreciation and amortization	788,932	650,685	2,072,717	1,781,815

Total operating expenses	17,047,289	11,941,633	44,288,224	33,205,437

Operating loss	(2,564,508)	(628,175)	(2,056,954)	(1,295,007)

Interest expense, net	1,099,986	168,330	2,417,642	1,198,103
Amortization of debt discount	—	—	—	933,185

Total other expenses	1,099,986	168,330	2,417,642	2,131,288

Loss before income taxes	(3,664,494)	(796,505)	(4,474,596)	(3,426,295)
Current income tax expense	53,287	16,778	136,737	116,778

NET LOSS FOR THE PERIOD	$(3,717,781)	$(813,283)	$(4,611,333)	$(3,543,073)

Weighted average number of common shares outstanding (in thousands)	88,681	84,240	87,769	83,506

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.04)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters ended December 31,
	2006	2005
Cash provided by (used in) operating activities:
Net loss for the period	$(4,611,333)	$(3,543,073)
Adjustments to reconcile net loss to net cash used in operating activities net of impact of acquisitions:
Provision for doubtful accounts	1,540,372	572,576
Amortization and depreciation of property and equipment	2,633,115	1,245,473
Amortization of intangible assets	1,228,135	811,764
Amortization of debt discount	—	933,185
Amortization of deferred financing costs	117,901	437,065
Stock-based compensation expense	734,813	162,577
Recording of expected release of stock from escrow	—	410,000
Net change in operating components of working capital:
Accounts receivable	(10,340,867)	(4,437,166)
Inventory	(1,884,832)	(87,791)
Other assets	(2,121,646)	(3,488,841)
Accounts payable	2,158,191	(145,797)
Accrued expenses	210,302	(746,311)
Due to affiliated agencies	(314,760)	(363,455)

Net cash used in operating activities	(10,650,609)	(8,239,794)

Cash provided by (used in) investing activities:
Purchases of businesses, including acquisition costs	(9,695,097)	(5,469,919)
Purchases of property and equipment	(2,878,673)	(2,422,394)

Net cash used in investing activities	(12,573,770)	(7,892,313)

Cash provided by (used in) financing activities:
Proceeds from sale of common stock warrants	—	31,040,065
Proceeds from issuance of note payable	21,000,000	—
Proceeds from issuance of common stock	9,999,998	—
Proceeds from exercise of stock options/warrants	343,498	166,782
Net advances (payments) on line of credit	4,239,895	(6,741,356)
Payments on acquisition debt	(837,293)	(1,611,323)
Payments on notes payable	(1,031,880)	(5,637,782)
Proceeds from sale of common stock of subsidiary	13,760	—

Net cash provided by financing activities	33,727,978	17,216,386

Net increase in cash and cash equivalents	10,503,599	1,084,279
Cash and cash equivalents, beginning of period	530,344	1,412,268

Cash and cash equivalents, end of period	$11,033,943	$2,496,547

See accompanying notes to these consolidated financial statements.

	Three Quarters ended December 31,
	2006	2005
Supplementary information:
Cash paid during the period for:
Interest	$1,029,369	$1,128,832
Income taxes	126,653	43,355

Non-cash investing activities:
Issuance of common stock for the purchases of businesses	$2,704,169	$3,086,925
Issuance of note payable and purchase price payable on acquisition	3,400,000	—
Assumption of line of credit in purchase of business	40,000	—

Non-cash financing activities:
Issuance of common stock as finder’s fee	$150,000	$—
Payments on note payable with issuance of common stock	151,295	119,231
Debt issue discount	—	1,127,727
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Company and Significant Account Policies
Description of Company
Arcadia Resources, Inc. (“Arcadia” or “the Company”) is incorporated in Nevada and based in Southfield, Michigan. The Company is a national provider of staffing and home care services, respiratory and durable medical equipment and mail-order pharmaceuticals. The Company provides staffing by both medically-trained personnel and non-medical personnel. The Company’s medical staffing service includes registered nurses, travel nurses, licensed practical nurses, certified nursing assistants, respiratory therapists and medical assistants. The non-medical staffing service includes light industrial, clerical and technical personnel. The home care services include personal care aides, home care aides, homemakers, companions, physical therapists, occupational therapists, speech pathologists and medical social workers. The Company markets and rents or sells medical products and durable medical equipment, such as wheelchairs and hospital beds and also provides oxygen and other respiratory therapy services and equipment. The Company provides staffing to institutions and facilities as well as providing staffing and other services and products to patients directly in the home. These services are contractually agreed upon with institutional and facilities clients and billed directly to the respective entity or other payor sources as determined and verified prior to the performance of the services. When providing services and products to patients in the home, the arrangements are determined case by case in advance of delivery, generally on a month-to-month basis, and are paid for by the clients directly or by their insurers, including commercial insurance companies, Medicare, state-based Medicaid programs and other governmental-funded entities. The Company began an initiative to open non-emergency care clinics in retail settings in mid-2006.
Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of December 31, 2006, the consolidated statements of operations for the quarter and three quarters ended December 31, 2006 and 2005, and the consolidated statements of cash flows for the three quarters ended December 31, 2006 and 2005 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2006 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the quarter and three quarters ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2006 included in the Company’s Form 10-K filed with the SEC on June 29, 2006.
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Arcadia and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.
Cash and Cash Equivalents
The Company considers cash in banks and all highly liquid investments with terms to maturity at acquisition of three months or less to be cash and cash equivalents.
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
Inventories
Inventories are valued at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations of the Company possess the majority of the inventory. Inventories are evaluated at least annually for obsolescence and shrinkage.
Property and Equipment
Property and equipment are valued at acquisition cost and depreciated or amortized over the estimated useful lives of the assets (3 to 15 years) by use of the straight-line method. The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenue, and totals approximately $803,000 and $150,000 for the quarters ended December 31, 2006 and 2005, respectively, and $1.9 million and $410,000 for the three quarters ended December 31, 2006 and 2005, respectively.
Goodwill and Acquired Intangible Assets
The Company has acquired many entities resulting in the recording of intangible assets including goodwill, which represents the excess of purchase price over net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the fair value of each reporting unit to its carrying value.
Acquired intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Trade name	30 years
Customers and referral source relationships (depending on the type of business purchased)	5 and 15 years
Acquired technology	3 years
Non-competition agreements	5 years

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Payables to Affiliated Agencies
Arcadia Services, Inc. (Arcadia Services), a wholly-owned subsidiary of the Company, operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia Services name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of Arcadia Services. Arcadia Services provides sales and marketing support to the affiliated agencies and develops and maintains operating manuals that provide suggested standard operating procedures. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities.
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
Minority Interest
Income and losses from the subsidiary with a minority interest are allocated to the minority interest liability account based on the percentage of minority interest ownership. If losses applicable to the minority interest in the subsidiary exceed the minority interest in the equity capital of the subsidiary, then no additional losses will be allocated to the minority interest liability account.
Revenue Recognition and Concentration of Credit Risk
Revenues for services are recorded in the period the services are rendered at rates established contractually or by other agreements made with the institution or patient prior to the services being performed. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery. Insurance entities generally determine their pricing schedules based on the regional usual and customary charges or based on contractual arrangements with their insureds. Revenues are recorded based on the expected amount to be realized by the Company. Federally-based Medicare and state-based Medicaid programs publish their pricing schedules periodically for covered products and services. Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 28% and 28% for the three quarters ended December 31, 2006 and 2005, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.

Business Combinations and Valuation of Intangible Assets
The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the Company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company does not amortize goodwill but instead tests goodwill for impairment periodically and if necessary, would record any impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer relationships, are amortized over their expected economic lives.
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingent upon a future outcome are not included in earnings per share until they are released. Outstanding stock options and warrants to acquire common shares have not been considered in the computation of dilutive losses per share since their effect would be antidilutive for all applicable periods shown.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in SFAS No. 109, “Accounting for Income Taxes”. The statement is effective for income taxes incurred during fiscal years beginning after December 15, 2006. Arcadia has not completed its analysis of the effect of FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective as of the beginning of the Company’s first fiscal year beginning after September 15, 2006. Accordingly, the Company plans to adopt SFAS No. 156 on April 1, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management is currently evaluating the statement to determine what, if any, impact it will have on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact from this standard on its financial condition, results of operations and cash flows.

Note 2 – Business Acquisitions
Wellscripts, LLC
On June 30, 2006, the Company acquired 100% of the membership interests in Wellscripts, LLC (“Wellscripts”), a pharmacy located in Florida. The purchase price of $4.1 million included $1 million in common stock, $2.1 million in cash, and a $1 million promissory note. The Company issued the sellers 389,560 shares of common stock valued at $2.57 per share, which were approved by the American Stock Exchange and registered for resale, consistent with the purchase agreement, represents the average closing stock price for the ten days prior to the closing of the transaction. In the event that certain future profit goals are met, additional contingent consideration equal to twenty percent of the amount that earnings before interest, tax, depreciation and amortization (“EBITDA”) exceeds $1 million in each of the four years following the acquisition could be paid to the seller in shares of the Company’s common stock. The primary reason for the acquisition was to expand the customer base and increase revenue. The consolidated financial statements presented herein include the results of operations of Wellscripts from July 1, 2006. See Note 11 (Subsequent Events) for a description of a related agreement entered into subsequent to December 31, 2006.
Alliance Oxygen and Medical Equipment, Inc.
On July 12, 2006, the Company purchased substantially all of the assets of Alliance Oxygen and Medical Equipment, Inc. (“Alliance”). The purchase price of $7.29 million included $4.99 million in cash and a one year promissory note to the seller of $2 million bearing interest at 8%. In the event that certain future growth goals are met, additional contingent consideration of up to $5.9 million could be paid over four years to the seller in shares of the Company’s common stock. The 2,136,280 shares related to this additional purchase price were approved by the American Stock Exchange and were registered for resale. The shares will be held in escrow by the Company until the performance goals can be measured and the shares disbursed accordingly. The primary reason for the acquisition was to expand the customer base, to increase revenue and to add operational management in the Florida market. The consolidated financial statements presented herein include the results of operations of Alliance from July 13, 2006.
Lovell Medical Equipment, Inc.
On August 25, 2006, the Company purchased 100% of the outstanding common stock of Lovell Medical Equipment, Inc. (“Lovell”). The purchase price of $3.22 million included $1.75 million in cash, $800,000 in common stock and an additional $400,000 payable in common stock in equal installments on February 25, 2007 and August 25, 2008, subject to offset against potential indemnified claims. The Company issued the sellers 314,960 shares of common stock valued at $2.54 per share, which, consistent with the purchase agreement, represents the average closing stock price for the ten days prior to the closing of the transaction. The shares were approved by the American Stock Exchange and were registered for resale. The primary reason for the acquisition was to expand the customer base,to increase revenue and to complement the Company’s other businesses operating in the same region of North Carolina. The consolidated financial statements presented herein include the results of operations of Lovell from August 26, 2006.
Pinnacle Easy Care, LLC
On November 13, 2006, the Company purchased 75% of the outstanding membership interest of Pinnacle Easy Care, LLC (“Pinnacle”). The purchase price of $1.10 million included $200,000 in cash and $903,000 in common stock. The Company issued the sellers 300,000 shares of common stock valued at $3.01 per share, which represents the closing stock price on the day of the transaction. The shares were approved by the American Stock Exchange and were registered for resale. In the event that a certain number of new locations are opened in certain cities, additional consideration of up to 100,000 shares of the Company’s common stock and $100,000 could be paid to the sellers. The acquisition resulted in a 25% minority interest of this subsidiary. The primary reason for the acquisition was to partner with the sellers to fulfill the requirements of a master lease agreement with a prominent retailer. The consolidated financial statements presented herein include the results of operations of Pinnacle from November 14, 2006.

The Company’s acquisitions are accounted for using the purchase method of accounting. The following summarizes the preliminary purchase price allocations for asset and business acquisitions made during the three quarters ended December 31, 2006. The final purchase price allocations are pending the completion of independent external valuations.

Total
Share consideration	$2,704,000
Cash consideration	9,131,000
Note payable	3,400,000
Acquisition costs	564,000

Total purchase price	$15,799,000

Current assets	$1,280,000
Fixed assets	1,430,000
Liabilities	(1,816,000)
Minority interest	(374,000)
Intangible assets:
Customer relationships	4,460,000
Non-competition agreements	600,000
Goodwill	10,219,000

Total net identifiable assets	$15,799,000

Pro forma results of operations reflecting the fiscal 2007 acquisition activity as if it had occurred as of the beginning of the three quarters ended December 31, 2006 have not been presented since the amounts are immaterial to the Company.
Contingent Consideration
The Company has made many business acquisitions in recent years. Some of these acquisitions allow for additional cash or common stock consideration if certain financial milestones are reached subsequent to the acquisition dates. This additional consideration will be recorded at the current fair value at the time the contingency is resolved.
In addition to the potential contingent consideration discussed previously relating to the current year acquisitions, the following prior year acquisitions may result in additional consideration:
•	On November 3, 2005, the Company acquired 100% of the outstanding stock of O2 Plus for total consideration of $1.9 million. If certain revenue targets are met at the one and two year anniversaries of the closing, an additional $1 million could be paid to the sellers in the Company’s common stock valued at the date of acquisition.

•	On January 27, 2006, the Company acquired certain assets of Remedy Therapeutics, Inc. for total consideration of $4.8 million. If certain EBITDA targets are met within the first 12 months after the acquisition, an additional $1.5 million could be paid to the sellers. Of this $1.5 million, $500,000 would be paid in cash and $1 million would be paid in the Company’s common stock valued at the date of acquisition.

Note 3 – Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of the following:

	December 31, 2006		March 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$8,000,000	$711,111	$8,000,000	$511,111
Customer relationships	15,441,667	1,748,151	10,982,000	1,127,988
Non-competition agreements	1,460,300	334,293	860,000	151,614
Acquired technology	760,000	675,555	760,000	485,555

	25,661,967	$3,469,110	20,602,000	$2,276,268

Less accumulated amortization	(3,469,110)		(2,276,268)

Net acquired intangible assets	$22,192,857		$18,325,732

Amortization expense for acquired intangible assets was $423,430 and $197,571 for the quarters ended December 31, 2006 and 2005, respectively. Amortization expense for acquired intangible assets was $1,228,135 and $811,764 for the three quarters ended December 31, 2006 and 2005, respectively. The estimated amortization expense related to acquired intangible assets in existence as of December 31, 2006 is as follows:

Remainder of Fiscal 2007:	$619,000
Fiscal 2008:	1,177,000
Fiscal 2009:	1,156,000
Fiscal 2010:	1,156,000
Fiscal 2011:	1,004,000
Thereafter	17,081,000

$22,193,000

The following table presents goodwill by segment at December 31, 2006 and March 31, 2006:

	December 31,	March 31,
	2006	2006
Services	$13,924,000	$13,953,000
Products	23,616,000	13,160,000
Retail	1,155,000	1,150,000
Clinics	56,000	—

	$38,751,000	$28,263,000

The change in goodwill includes $10.2 million relating to business acquisitions and $269,000 of various goodwill allocation adjustments during the three quarters ended December 31, 2006.
Goodwill related to asset purchases is amortized over 15 years for tax purposes, and goodwill related to the purchase of common stock of corporations is not amortized for tax purposes.

Note 4 – Lines of Credit
Arcadia Services and four of its wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. The credit agreement, as amended, provides the borrowers with a revolving credit facility of up to $19 million. Advances under the credit facility shall be used primarily for working capital or acquisition purposes. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3.0 million. The maturity date is October 1, 2008. Amounts outstanding under this agreement totaled $17.7 million and $13.9 million at December 31, 2006 and March 31, 2006, respectively.
RKDA, Inc. (RKDA), a wholly-owned subsidiary of Arcadia Resources, Inc. and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to Arcadia Resources, Inc. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries.
Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of the borrowers. Currently the Company has elected the prime-based rate, effectively 8.25% at December 31, 2006. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. As of December 31, 2006, the Company was in compliance with all financial covenants.
Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, has a separate outstanding line of credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2.0 million payable upon demand of Comerica Bank, bearing interest at prime plus 0.5%, effectively 8.75% at December 31, 2006. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $2.5 million and $2.0 million outstanding under this agreement at December 31, 2006 and March 31, 2006, respectively. The Company was in compliance with all covenants at December 31, 2006. (See Note 11 – Subsequent Events)
Both Arcadia Services and Trinity Healthcare line of credit agreements were amended in October 2006 for a short term to include an over formula advance of $1.0 million in the Arcadia Services credit agreement and to increase the credit limit from $2.0 million to $2.5 million in the Trinity Healthcare credit agreement. The Arcadia Services over formula advance is due on February 15, 2007. The Trinity Healthcare credit agreement reverted back to $2 million in January 2007 upon the repayment of a $500,000 advance.
Rite at Home, LLC, a wholly-owned subsidiary, has an outstanding line of credit agreement with Fifth Third Bank. The line of credit is for a maximum of $750,000, matures on June 1, 2007 and bears interest at prime plus 0.5%, effectively 8.75% at December 31, 2006. The outstanding balance under this agreement totaled approximately $518,000 and $600,000 at December 31, 2006 and March 31, 2006, respectively.
The weighted average interest rate of borrowings under line of credit agreements as of December 31, 2006 was 8.32%.

Note 5 – Long-Term Obligations
Long-term obligations are summarized in the following table.

	December 31,	March 31,
	2006	2006
Note payable to Jana Master Fund, Ltd. dated November 30, 2006, bearing simple interest at the one year LIBOR rate plus 7.5%, effectively 12.74% at December 31, 2006, with interest payable quarterly beginning on December 31, 2006 and the principal due in full on January 31, 2008. On the first day of each of 5 months starting February 1, 2007, the interest rate increases 1.0% up to a maximum of 5.0% until repayment in full, making the maximum rate on the promissory note one year LIBOR rate plus 12.5%. (See Note 11 – Subsequent Events)	$21,000,000	$—

Purchase price payable to the selling shareholder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning October 12, 2006 with final payment due on July 12, 2007. (See Note 11 – Subsequent Events)	1,514,752	—

Purchase price payable to the selling shareholder of Wellscripts, LLC dated June 30, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning September 30, 2006 with final payment due on June 30, 2007. (See Note 11 – Subsequent Events)	925,440	—

Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest beginning April 27, 2006 with final payment due on January 27, 2009.	617,455	800,000

Purchase price payable to the selling shareholders of Trinity Healthcare dated September 23, 2004, bearing simple interest of 8% per year due October 15, 2006. The note payable was paid in full in October 2006.	—	294,422

Purchase price payable to the selling shareholders of Lovell Medical Supply, Inc., dated August 25, 2006, payable in shares of the Company’s common stock in equal amounts on February 25, 2007 and August 25, 2007, subject to offset for potential indemnified claims.	400,000	—

Other purchase price payables to be paid over time to the selling shareholders or selling entities of various acquired entities, due dates ranging from January 2007 to March 2007.	267,606	711,126

Other long-term obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from January 2007 to November 2011.	759,072	517,210

Total long-term obligations	25,484,325	2,322,758

Less current portion of long-term obligations	(3,033,710)	(2,056,311)

Long-term obligations	$22,450,615	$266,447

The weighted average interest rate of outstanding debt as of December 31, 2006 was 10.75%.
Note 6 – Stockholders’ Equity
General
On September 26, 2006, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 200,000,000, $0.001 par value per share from 150,000,000, $0.001 par value per share.
The Company’s Chairman/Chief Executive Office (CEO), President/Chief Operating Officer (COO) and certain other shareholders of the Company entered into a Voting Agreement dated May 7, 2004. The Voting Agreement provided the CEO and COO control of the votes of approximately 59 million shares of common stock for the election of a majority of the Board of Directors. This agreement was terminated on September 27, 2006.
Escrow Shares
In conjunction with the merger and recapitalization of the Company in May 2004, the CEO, COO and one former officer of the Company entered into an escrow agreement. As of December 31, 2006, the CEO, COO and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). These shares represent eighty (80%) percent of the shares originally escrowed pursuant to the agreements. Fifty (50%) percent of these remaining Escrow Shares will be released from escrow in each fiscal 2007 and fiscal 2008, if RKDA, Inc., in the case of the CEO and COO, and the Company, in the case of the former officer, meets the following milestones: for the 12 month period ending March 31, 2006, an Adjusted EBITDA (as defined) of $9,700,000 and for the 12 month period ending March 31, 2007, an Adjusted EBITDA of $12,500,000. In addition, for any of the Escrow Shares to be released pursuant to the foregoing thresholds, the Company’s, in the case of the former officer, and RKDA’s, in the case of the CEO and COO, debt to Adjusted EBITDA ratio must be 2.0 or less. Alternatively, the Escrow Shares shall be released in fiscal 2008 if RKDA, in the case of the CEO and COO, and the Company, in the case of the former officer, obtains an Adjusted EBITDA for the 24 month period ending March 31, 2007 of at least $22,000,000. During the quarter and three quarters ended December 31, 2006 and the year ended March 31, 2006, the Company determined it was unlikely to meet the targets described above and therefore, no amounts were accrued. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for the respective periods.
Common Stock Transactions
On May 2, 2006, the Company issued 54,034 shares of its common stock valued at $151,000 in lieu of a cash payment of the same amount on an outstanding note payable and related accrued interest issued as a part of the January 2006 acquisition of Remedy Therapeutics, Inc. The fair value of the common stock was determined to be $2.80 per share, which represents the closing price on the date of the transaction.
On June 7, 2006, the Company issued 73,388 shares of its common stock valued at $188,000 and cash of $183,000, provided from operations, to pay its obligation to the shareholders of Home Health Professionals under the earn out provision of the respective purchase agreement dated April 29, 2005, which represents the final amount owed to the sellers. The fair value of the common stock was determined to be $2.56 per share, which was the price agreed to with the sellers.
On June 22, 2006, the Company returned all outstanding treasury shares, totaling approximately 942,000, to the registrar to make them available for reissuance. The Company will account for cashless exercises of options and/or warrants on a net basis prospectively.
On July 19, 2006, the Company issued 60,000 shares of its common stock valued at $150,000 as partial consideration for a finder’s fee in conjunction with the Jana Master Fund note payable executed on June 29, 2006. The fair value of the common stock was determined to be $2.50 per share, which was the price agreed to with the third party.

On December 28, 2006, the Company sold 4,999,999 shares of common stock to institutional investors at $2.00 per share for total proceeds of $9,999,998. As part of the transaction, the Company agreed to file within 30 days of closing a registration statement to register the resale of the shares. The registration statement was filed with the SEC on January 26, 2007 and declared effective on February 8, 2007 (See Note 11 – Subsequent Events). The Company agreed to keep the registration statement effective for the designated period. In addition, the Company agreed to issue in shares, as liquidated damages, 1% of the aggregate number of shares purchased per month, up to 5% of the aggregate number of shares purchased, in the event of failure to comply with the effectiveness provisions.
See Note 2 for the discussion of the issuance of shares as consideration in business acquisitions.
Warrants
The following represents warrants outstanding as of December 31, 2006:

Description	Exercise Price	Granted	Expiration	Outstanding

Class A Warrants	$0.50	Various	Various	6,085,071
Class B-1 Warrants	$0.001	September 2005	September 2009	13,777,777
Class B-2 Warrants	$2.25	September 2005	September 2009	4,711,110

Total Warrants Outstanding				24,573,958

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
During the three quarters ended December 31, 2006, a total of 764,834 warrants were exercised resulting in the issuance of 705,660 shares of common stock. Of the total warrants exercised, 379,336 were exercised on a cashless basis resulting in the issuance of 320,162 shares of common stock. The Company received $293,000 in cash proceeds from the exercise of warrants.
Note 7 — Contingencies
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
Note 8 – Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of Common Stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of Common Stock as of the date the Plan is approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of December 31, 2006, 3,078,046 shares were available for grant under the 2006 Plan.

Prior to the approval of the 2006 Plan, certain officers, directors and members of management were granted stock options and restricted shares of the Company’s common stock with varying terms.
Through March 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, accordingly, recognized no compensation expense related to stock options. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.
Effective April 1, 2005, the Company adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption. Prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.
Stock Options
As of December 31, 2006, no stock options have been granted under the 2006 Plan. Stock options to purchase 18,026 shares of the Company’s common stock were granted in July 2007 prior to the adoption of the 2006 Plan.
Additional stock options were granted prior to the adoption of the 2006 Plan in September 2006. The terms of these options vary depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years. A significant number of options to purchase shares of common stock were granted to executives and are contingent on the meeting of certain financial milestones. These options do not have an expiration date and are more fully described in the following paragraph.
On May 7, 2004, the CEO and COO were each granted stock options to purchase 4.0 million shares of common stock exercisable at $0.25 per share. The options vest in six tranches provided certain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by these two individuals as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The milestones and vesting for each individual are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. The Company did not meet the EBITDA milestone for fiscal 2006, and, as such, the corresponding options did not vest. There is still a potential that the options related to the 2006 fiscal year could be re-activated in the event of a change of control. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. During the three quarters ended December 31, 2006, the Company determined it was unlikely to meet the targets described above for fiscal 2007, and, therefore, no amounts related to these options were accrued during this period. To date, no compensation expense has been recognized relating to these stock options.
The fair value of each stock option award is estimated on the date of the grant using a Black-Scholes based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the S&P SmallCap 600 Index. The expected term of option granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Following are the specific valuation assumptions, where applicable, used for each respective period:

	Quarter		Three Quarters
	ended		ended
	December 31,		December 31,
	2006	2005	2006	2005
Weighted-average expected volatility	N/A	N/A	20%	45%
Expected dividend yields	N/A	N/A	0%	0%
Expected terms (in years)	N/A	N/A	7	7
Risk-free interest rate	N/A	N/A	5.11%	3.92%
Stock option activity for the year ended March 31, 2006 and the three quarters ended December 31, 2006 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at March 31, 2005	9,536,540	$0.37
Granted	24,303	2.20
Exercised	(37,500)	1.00
Forfeited or expired	0	0.00

Outstanding at March 31, 2006	9,523,343	$0.37
Granted	18,026	2.92
Exercised	(35,000)	1.45
Forfeited or expired	0	0.00

Outstanding at December 31, 2006	9,506,369	$0.38	5.2	$16,036,209

Exercisable at December 31, 2006	1,506,369	$1.04	5.2	$1,556,209

The weighted-average grant-date fair value of options granted during the three quarters ended December 31, 2006 and 2005 was $1.08 and $2.20, respectively. The total intrinsic value of options exercised during the three quarters ended December 31, 2006 was $67,200. There were no stock options exercised during the three quarters ended December 31, 2005.
A summary of unvested stock options is as follows for the three quarters ended December 31, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	8,000,000	$0.25
Granted	18,026	2.92
Vested	(18,026)	2.92
Forfeited	0	0.00

Unvested at December 31, 2006	8,000,000	$0.25

During the quarter ended December 31, 2006 and 2005, the Company recognized $19,375 and $7,000, respectively, in stock-based compensation expense relating to stock options. During the three quarters ended December 31, 2006 and 2005, the Company recognized $45,750 and $101,612, respectively, in stock-based compensation expense relating to stock options.
As of December 31, 2006, the only unrecognized stock-based compensation expense for unvested stock options was related to the options granted to the CEO and COO as described above. The vesting and expensing of these stock options are contingent on the Company meeting certain financial milestones.
During the three quarters ended December 31, 2006 and 2005, the total fair value of stock options vested was $19,000 and $53,000, respectively. During the three quarters ended December 31, 2006 and 2005, the Company received $50,750 from the exercising of stock options. There were no stock options exercised during the three quarters ended December 31, 2005.
Restricted Stock – Arcadia Resources, Inc.
A total of 650,000 restricted shares were granted to certain key employees prior to the adoption of the 2006 Plan in September 2006. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. The value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions.
In April and June 2006, the Company granted a total of 245,000 shares of restricted stock to certain key employees. Subsequent to the adoption of the 2006 Plan, the Company granted an additional 1,912,000 shares of restricted stock pursuant to the 2006 Plan.
The following table summarizes the activity for restricted stock awards during the three quarters ended December 31, 2006:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at March 31, 2006	367,292	$2.47
Granted	2,157,000	2.92
Vested	(130,938)	2.42
Forfeited	—	—

Unvested at December 31, 2006	2,393,354	$2.88

The weighted-average grant-date fair value of restricted stock awards granted during the three quarters ended December 31, 2006 and 2005 was $2.92 and $2.59, respectively. The total intrinsic value of restricted stock awards released was $359,000 for the three quarters ended December 31, 2006. There was no intrinsic value of the restricted stock awards released during the three quarters ended December 31, 2005.
During the quarter ended December 31, 2006 and 2005, the Company recognized $385,000 and $24,000, respectively, of stock-based compensation expense related to restricted stock. During the three quarters ended December 31, 2006 and 2005, the Company recognized $597,000 and $24,000, respectively, of stock-based compensation expense related to restricted stock.
During the three quarters ended December 31, 2006 and 2005, the total fair value of restricted stock vested was $317,000 and $24,000, respectively.
As of December 31, 2006, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $6,607,000, which is expected to be expensed over a weighted-average period of 3.2 years.

Restricted Stock – Care Clinic, Inc.
During the quarter ended December 31, 2006, the Company sold a total of 137,600 shares of restricted stock of Care Clinic, Inc., a subsidiary of Arcadia Resources, Inc., to certain key employees of Care Clinic, Inc. for $0.10 per share, which approximates the fair value per share, resulting in total proceeds to the Company of $13,760. The shares vest equally on September 1, 2007 and 2008 contingent on continued employment with the Company and are subject to forfeiture. As of December 31, 2006, none of these restricted shares were vested.
Note 9 – Related Party Transactions
The Company issued a promissory note to Jana Master Fund, Ltd. on June 29, 2006 for $15 million. On November 30, 2006, the promissory note was amended and restated to increase the principal balance to $21 million (see details in Note 4), to change the interest rate provision and to extend the maturity date to January 31, 2008. Jana Master Fund, Ltd. held approximately 14% of the outstanding shares of Company common stock on December 31, 2006. (See Note 11 – Subsequent Events)
Note 10 – Segment Information
For financial reporting purposes, our branch offices are aggregated into four reportable segments, Services, Products, Retail and Clinics, which are managed separately based on their predominant line of business. The quarter ended December 31, 2006 represents the first quarter for reporting the Clinics Division as a segment.
The Services Division consists primarily of a national provider of home care and staffing services currently operating in 19 states through its 73 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
The Products Division consists primarily of respiratory and durable medical equipment operations, which service patients in 12 states through its 44 locations. For the benefit of all of our patients, the Company also operates a full service mail-order pharmacy. The Company also operates a specialty packaging pharmacy that services patients living in institutional settings such as assisted living facilities.
The Retail Division consists of 13 retail sites in 5 states and a home health-oriented mail-order catalog and related website. The catalog and website were acquired in May 2005. The first six retail sites opened between September and December 2005 and the next seven sites opened beginning in October 2006.
The Clinics Division consists of 8 non-emergency care clinics in retail host sites in 3 states. Through December 31, 2006, no revenue has been generated by this division. The costs associated with the start up of the clinics began during the quarter ended September 30, 2006 and for that quarter were minimal and were included in the Retail Division at that time but are reclassified to conform with the current presentation.
The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Quarter ended December 31,
	2006	2005
Revenue, net:
Services	$30,049	$27,867
Products	9,794	5,432
Retail	1,183	—

Total revenue	$41,026	$33,299

Operating loss:
Services	1,195	1,272
Products	(607)	(1,202)
Retail	(311)	—
Clinics	(1,294)	—
Unallocated corporate overhead	(1,548)	(698)

Total operating loss	(2,565)	(628)

Interest expense	1,100	168

Net loss before income tax expense	(3,665)	(796)
Income tax expense	53	17

Net loss	$(3,718)	$(813)

	Three Quarters ended December 31,
	2006	2005
Revenue, net:
Services	$90,701	$82,467
Products	26,161	14,236
Retail	3,138	—

Total revenue	$120,000	$96,703

Operating loss:
Services	$3,589	$3,578
Products	826	(1,114)
Retail	(1,003)	—
Clinics	(1,464)	—
Unallocated corporate overhead	(4,005)	(3,759)

Total operating loss	(2,057)	(1,295)

Interest expense	2,418	1,198
Amortization of debt discount	—	933

Net loss before income tax expense	(4,475)	(3,426)
Income tax expense	136	117

Net loss	$(4,611)	$(3,543)

	December 31,	March 31,
	2006	2006
Assets:
Services	$52,410	$48,337
Products	56,612	31,644
Retail	2,265	2,160
Clinics	2,505	—
Unallocated corporate assets	12,369	3,010

Total assets	$126,161	$85,151

Note 11 – Subsequent Events
During January 2007, the Company used a portion of the $10 million in proceeds received from the sale of 4,999,999 shares of common stock on December 28, 2006 to pay down certain outstanding debt. Specifically, the Company paid $4,000,000 on the Jana Master Fund note payable, $500,000 on the Trinity Healthcare line of credit with Comerica Bank, and $525,000 on the Alliance Oxygen & Medical Equipment, Inc. note payable. In addition, $700,000 was paid as a broker’s fee relating to the sale of common stock. The Company used the remainder of the funds for working capital needs and initial start up costs of the clinic initiative.
On January 9, 2007, SSAC, LLC, a third-tier subsidiary of Arcadia Resources, Inc., executed an agreement to sell all outstanding membership interests of Wellscripts, LLC to Wellscripts former sole member who had sold the membership interests to SSAC on June 30, 2006 (see Note 2). All of the assets of Wellscripts, other than provider numbers and provider agreements, will be transferred to SSAC, LLC prior to the closing. The closing of this transaction is subject to SSAC, LLC obtaining a Florida resident pharmacy permit, which is anticipated within approximately 45 days of the agreement date. As consideration for the sale, the remaining balance of the note payable of $925,440 entered into as part of the original acquisition will be canceled. Upon completion of the transaction, management of the Company intends to reorganize the Wellscripts business in conjunction with its purchase of PrairieStone Pharmacy, LLC described below.
On January 26, 2007, the Company filed a registration statement with the SEC in order to register certain shares for resale, including the 4,999,999 shares of common stock sold on December 28, 2006 and additional outstanding unregistered shares. In addition, the Company registered an additional 5,000,000 shares of common stock to be sold by the Company under a “shelf” registration process. These shares will be used in the future for general corporate purposes, including, but not limited to, working capital opportunities, debt repayment, internal growth and the investment in the clinic initiative or for other business opportunities. The registration statement was declared effective by the SEC on February 8, 2007. The shelf registration shares are pending listing approval by the American Stock Exchange, which is not required until there is a planned sale/issuance of the respective shares.
On January 28, 2007, the Company entered into a purchase agreement (“Purchase Agreement”) to acquire all of the outstanding membership units of PrairieStone Pharmacy, LLC (“PrairieStone”). The purchase price for the units is comprised of the following components: closing date consideration, a potential price increase adjustment, potential anniversary date consideration, potential earn-out consideration and the payment of certain outstanding debt of PrairieStone.
The closing date consideration (“Closing Date Consideration”) will be the lesser of 8 million shares of the Company’s common stock and the number of shares arrived at by dividing $20 million by the average closing price per share for each of the last ten trading days before closing (“Closing Date Price”).
If the Closing Date Price is less than $2.50 per share, there will be a price increase adjustment (“Price Adjustment”) to the Closing Date Consideration on the anniversary date of the closing (“Anniversary Date”) equal to 6% of the difference between $2.50 per share and the Closing Date Price. The Price Adjustment can be paid to the sellers in either the Company’s common stock valued at the average price per share for the 10 days prior to the Anniversary Date (“Anniversary Date Price”) or cash, at the Company’s option.

If the Anniversary Date Price is less than $2.50 per share, additional consideration (“Anniversary Date Consideration”) will be paid to the sellers based upon the difference between $2.50 per share and the greatest of (i) the Closing Date Price, (ii) the Anniversary Date Price and (iii) the price of any Company shares sold by the sellers prior to the Anniversary Date. The Anniversary Date Consideration can be paid to the sellers in either the Company’s common stock valued at the Anniversary Date Price or cash at the Company’s option.
If PrairieStone’s EBITDA for the first 12 month period subsequent to the acquisition exceeds $1.5 million, earn-out consideration equal to 25% of such EBITDA will be paid to the sellers in either the Company’s common stock valued at the average price per share for the 10 days prior to the end of the first 12 month period or cash, at the Company’s option. If PrairieStone’s EBITDA for the second 12 month period subsequent to the acquisition exceeds $18 million, earn-out consideration equal to 20% of the excess of the EBITDA for the second twelve month period over the EBITDA for the first twelve month period will be paid to the sellers in either the Company’s common stock valued at the average price per share for the 10 days prior to the end of the second 12 month period or cash, at the Company’s option.
The Company will also pay off an outstanding debt obligation of PrairieStone totaling $3,750,000. The debt will be paid off by the Company through the issuance of Company common stock at closing based upon a value equal to 90% of the Closing Date Price.
In connection with the acquisition, PrairieStone will be provided with a $4 million line of credit from one of the sellers of units in PrairieStone. The line of credit will have an outstanding balance at closing of $750,000. The amount that PrairieStone may borrow against the line of credit will gradually increase from $2.5 million at closing to $4 million after September 30, 2007. Draws against the line of credit must be made in $250,000 increments, are subject to PrairieStone satisfying certain borrowing base requirements, and beginning June 30, 2007 are subject to PrairieStone achieving certain EBITDA targets. The line of credit will be secured by a security interest in all of the assets of PrairieStone, SSAC, LLC and Wellscripts, LLC and will be guaranteed by the Company. The line of credit will bear annual interest at the prime rate plus 2% and expires on September 30, 2010.
All shares of Company common stock to be issued to the sellers under the terms of the Purchase Agreement are subject to the approval of the American Stock Exchange. Further, the acquisition of PrairieStone is contingent on PrairieStone completing a sale to one of the sellers of PrairieStone’s assets in 15 retail pharmacies located in certain grocery stores owned by such seller and the execution by such seller of a five-year management services agreement with PrairieStone for the 15 retail pharmacies. The acquisition of PrairieStone by the Company is expected to be finalized by the end of February 2007.
On January 30, 2007, a warrant holder elected to exercise on a cashless basis 4,787,500 Series B-1 warrants with an exercise price of $0.001 per share. This exercise resulted in the issuance of 4,785,050 shares of the Company’s common stock. A total of 218,447 Series A warrants with an exercise price of $0.50 per share were also exercised subsequent to December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Forward Looking Statements
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
Overview
Arcadia Resources, Inc. provides home health care services and products through its subsidiaries’ 129 operating locations in 26 states. Arcadia Services, a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of home care and staffing services currently operating in 19 states through its 73 locations, referred to herein as the Services Division. The Products Division includes Arcadia HOME (home oxygen and medical equipment), which provides respiratory and durable medical equipment to patients in 12 states through its 44 locations, including a full-service mail-order pharmacy operated for the benefit of all of our patients. Our Retail Division consists of 13 retail operations, a home health-oriented mail order catalog and a related retail website. Our new Clinics Division recently began operating non-emergency health clinics in 8 locations within certain retail host sites through our subsidiary, Care Clinic, Inc.

Results of Operations
Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005

Consolidated Statements of Operations	Quarter ended December 31,
(in thousands, except per share data)	2006	2005
Revenues, net	$41,026	$33,299
Cost of revenues	26,543	21,985

Gross profit	14,483	11,314

Selling, general and administrative expenses	16,258	11,291
Depreciation and amortization	789	651

Total operating expenses	17,047	11,942

Operating loss	(2,564)	(628)

Interest expense, net	1,100	168

Net loss before income tax expense	(3,664)	(796)
Income tax expense	53	17

Net loss	$(3,717)	$(813)

Weighted average number of shares — basic and diluted	88,681	84,240
Net loss per share — basic and diluted	$(0.04)	$(0.01)

Net revenue was $41.0 million for the quarter ended December 31, 2006 compared to $33.3 million for the quarter ended December 31, 2005, an increase of $7.7 million or 23%. During the quarter ended December 31, 2006, the Company generated internal growth from existing operations of 8.3% of the increase in sales compared to the quarter ended December 31, 2005. During the quarter ended December 31, 2006, the Company recorded $15.2 million in revenues from entities acquired during or after the quarter ended December 31, 2005. There were no material changes in sales prices from the quarter ended December 31, 2005 to the quarter ended December 31, 2006, net of pharmacy and durable medical equipment pricing reductions, to contribute to the improvement in revenues.

The Company generated the following tabular progression of net sales by quarter since the quarter ended June 30, 2004. There were no material changes in sales prices from the quarter ended March 31, 2005 to the quarter ended December 31, 2006 to contribute to the improvement in revenues. See Results of Operations and Liquidity and Capital Resources.

			Increase
			from
		Increase	Same
		(Decrease)	Quarter
	(in	from Prior	Prior
Revenue by Quarter:	millions)	Quarter	Year
First quarter ended June 30, 2004	$23.1	11.5%	26.9%

Second quarter ended September 30, 2004	25.5	10.4%	30.5%

Third quarter ended December 31, 2004	28.1	10.2%	41.4%

Fourth quarter ended March 31, 2005	28.6	1.8%	38.1%

First quarter ended June 30, 2005	30.7	7.4%	33.0%

Second quarter ended September 30, 2005	32.7	6.5%	28.2%

Third quarter ended December 31, 2005	33.3	1.8%	18.5%

Fourth quarter ended March 31, 2006	34.2	2.7%	19.6%

First quarter ended June 30, 2006	37.6	9.9%	22.5%

Second quarter ended September 30, 2006	41.4	10.3%	26.8%

Third quarter ended December 31, 2006	41.0	(0.9)%	23.2%
The Company’s consolidated gross profit margin was 35.3% for the quarter ended December 31, 2006 compared to 34.0% for the quarter ended December 31, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, addition of a mail-order catalog operation in May 2005 and initiation of its retail store concept in September 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. Revenues generated from operations acquired since December 31, 2005 totalled 69% of the increase in sales, resulting in an internal growth rate of 7.1% at existing operations during the quarter ended December 31, 2006. Addition of the Clinics Division will also contribute to margin changes, but not significantly during the year ending March 31, 2007 due to its small relation to the whole. Cost of revenue for the Services Division are primarily employee costs, while cost of revenue for Products, Retail and Clinics Divisions represent the cost of products and medications sold to patients along with supplies used in the delivery of other rental products and services to patients, including the related depreciation of the equipment rented to patients.
The Services Division revenues for the quarter ended December 31, 2006 were $30.0 million and yielded a gross margin of 26.7% compared to $27.9 million at a gross margin of 27.2% for the quarter ended December 31, 2005. The slight reduction in gross margin is due to a higher mix of lower margin services being rendered during the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005. Higher growth in the travel nursing and non-healthcare components of the Services Division accounts for the majority of the mix change.

The Products Division revenues for the quarter ended December 31, 2006 were $9.8 million at a gross margin of 59.6% compared to revenues for the quarter ended December 31, 2005 of $5.4 million at a gross margin of 68.5%. As new contracts have been secured by the Products Division at rates favorable to the insurer in return for participation in the respective program(s) to incrementally expand the base of patients that can be served by the Company, the revenues may grow at a slower pace. The Company’s focus on increasing the Florida base of business encountered such pricing differences during the quarter ended December 31, 2006 due to the very competitive marketplace in Florida. The balance of the net reduction in gross margin is due the acquisition of the institutional pharmacy entity, Wellscripts, LLC, which operates at a lower margin and caused a change in the business mix of the revenues of the Products Division from 15% pharmacy for the quarter ended December 31, 2005 to 29% pharmacy for the quarter ended December 31, 2006.
The components of the Retail Division, which include entities that were acquired and sites that were opened during the year ended March 31, 2006 along with 6 locations opened in October 2006, generated revenues of $1.2 million for the quarter ended December 31, 2006 compared to $1.2 million for the quarter ended December 31, 2005, at gross margins of 52.4% and 62.7%, respectively. The gross margins for the Retail Division reflect a change in the mix of products being sold through our catalog or at the retail sites. The new Clinics Division has not begun generating revenue as of December 31, 2006.
Selling, general and administrative expenses for the quarter ended December 31, 2006 were $16.3 million or 39.6% of revenues versus $11.3 million or 33.9% of revenues for the quarter ended December 31, 2005. The $4.7 million, or 41.8%, increase is due primarily to changes in the Company’s mix of business to include more revenues from the Products Division, which has a higher gross margin but also a higher cost of selling, general and administrative expenses due to the cost of delivering and maintaining equipment and the cost of documentation and billing required to receive reimbursement for the products being sold or rented to patients. The selling, general and administrative expenses for the Services, Products and Retail Divisions were 21.7%, 59.6% and 73.5% of their respective revenues for the quarter ended December 31, 2006, respectively, as compared to 21.7%, 83.8% and 108.6% for the quarter ended December 31, 2005.
The Company recorded $2.9 million in non-cash expenses during the quarter ended December 31, 2006, of which $1.3 million are included in selling, general and administrative expenses. The Company recorded $798,000 in non-cash expenses during the quarter ended December 31, 2005, of which $238,000 are included in selling, general and administrative expenses. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected expansion at Services sites and in the Clinic Division, most of which are personnel and information systems related. The Company’s Retail Division incurred selling, general and administrative expenses of $870,000 during the quarter ended December 31, 2006, compared to $600,000 for the same period in the prior year. During the quarter ended December 31, 2006, the Clinics Division began investing in non-emergency care clinics within retail host sites, and it incurred $1.3 million in selling, general and administrative expenses during the quarter, 56% of which are personnel related, 21% related to recruiting and marketing to candidates to work in the clinics and the remainder to legal, licensure and start up activities.
Total depreciation and amortization expense was approximately $1.6 million for the quarter ended December 31, 2006 compared to $801,000 for the quarter ended December 31, 2005. A component of depreciation expense related to equipment rented to patients of the Products Division of approximately $803,000 is included as a component of cost of revenues for the quarter ended December 31, 2006 compared to $150,000 in the quarter ended December 31, 2005. The increase in depreciation expense relates primarily to the 106% increase between the time periods in the Company’s investments in their fleet of vehicles and equipment held for rental to patients. The Company has also invested in additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $423,000 for the quarter ended December 31, 2006 compared to $198,000 recorded in the quarter ended December 31, 2005. Acquired intangible assets (net) were $22.2 million at December 31, 2006 compared to $18.3 million at March 31, 2006.
Interest expense was $1.1 million for the quarter ended December 31, 2006 compared to $168,000 for the quarter ended December 31, 2005. The increase in interest expense is a result of borrowings necessary for the expansion of the Products Division along with acquisitions of the various entities as discussed in the notes to the consolidated financial statements and a higher interest rate environment. Total borrowings, including capital lease obligations, were $47.9 million at December 31, 2006 at rates ranging from 8% to 18% per annum compared to $19.8 million at interest rates at rates ranging from 5% to 8% at December 31, 2005.
The Company had income tax expense of $53,000 for the quarter ended December 31, 2006 compared to $17,000 for the quarter ended December 31, 2005, primarily related to state income tax expenses of the operating subsidiaries. The Company has total net operating loss carryforwards for tax purposes of $11.4 million that expire at various dates through 2027.
The Company’s net loss for the quarter ended December 31, 2006 was $3.7 million compared to $813,000 for the quarter ended December 31, 2005. The Company incurred total non-cash expenses of $2.9 million in the quarter ended December 31, 2006 compared to $798,000 for the quarter ended December 31, 2005. The increase in net losses from the quarter ended December 31, 2005 to the quarter ended December 31, 2006 is primarily due to increases in selling, general and administrative expenses, $1.3 million from the Clinics Division initiative, and the additional interest expense resulting from the increased level of outstanding borrowings. Additional costs in 2006 include investments in personnel, travel and consulting services related to SOX, systems installation, retail care clinic start up and continued investments in retail sites.

Three Quarters Ended December 31, 2006 Compared to Three Quarters Ended December 31, 2005

Consolidated Statements of Operations	Three Quarters Ended
(in thousands, except per share data)	December 31,
	2006	2005
Revenues, net	$120,000	$96,703
Cost of revenues	77,769	64,792

Gross profit	42,231	31,911

Selling, general and administrative expenses	42,215	31,424
Depreciation and amortization	2,073	1,782

Total operating expenses	44,288	33,206

Operating loss	(2,057)	(1,295)

Interest expense, net	2,417	1,198
Amortization of debt discount	—	933

Total other expenses	2,417	2,131

Net loss before income tax expense	(4,474)	(3,426)
Income tax expense	137	117

Net loss	$(4,611)	$(3,543)

Weighted average number of shares — basic and diluted	87,769	83,506
Net loss per share — basic and diluted	$(0.05)	$(0.04)

Net revenue was $120.0 million for the three quarters ended December 31, 2006 compared to $96.7 million for the nine months ended December 31, 2005, an increase of $23.3 million or 24.1%. The Company generated revenues from operations acquired since December 31, 2005 totaling 65% of the increase in sales resulting in an internal growth rate of 8.3% of existing operations during the three quarters ended December 31, 2006 compared to the same three quarter period in the prior year. There were no material changes in sales prices from the three quarters ended December 31, 2005 to the three quarters ended December 31, 2006, net of pharmacy and durable medical equipment pricing reductions, to contribute to the improvement in revenues.
The Services Division revenues for the three quarters ended December 31, 2006 were $90.7 million and yielded a gross margin of 26.7% compared to $82.5 million for the three quarters ended December 31, 2005 at a gross margin of 27.3%. The Service Division’s gross margins were negatively affected in the three quarters ended December 31, 2006 compared to the three quarters ended December 31, 2005 due to the business climate and customer mix of institutional customers, higher demand for lower margin service staffing in the facilities and higher growth in the travel nursing and non-healthcare components of the Division.
The Products Division produced revenues of $26.2 million at a gross margin of 62.6% for the three quarters ended December 31, 2006 compared to $11.6 million at a 68.6% gross margin for the three quarters ended December 31, 2005.
Cost of revenue for Services Division are primarily employee costs, while cost of revenue for the Products and Clinics Divisions represents the cost of products and medications sold to patients along with supplies used in the delivery of other rental products and services to patients, including the related depreciation of the equipment rented to patients. The Company’s consolidated gross profit margin was 35.2% for the three quarters ended December 31, 2006 compared to 33.0% for the three quarters ended December 31, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004 as well as the addition of a mail-order catalog operation in May 2005 has and is expected to continue to drive changes to the consolidated gross profit margin of the Company. Addition of the Clinics Division will also contribute to margin changes, but not significantly during the year ending March 31, 2007 due to its small relation to the whole.
The components of the Retail Division, which include entities that were acquired and sites that were opened during the year ended March 31, 2006 along with 6 locations opened in October 2006, generated revenues of $3.1 million for the three quarters ended December 31, 2006 compared to $2.7 million for the three quarters ended December 31, 2005, at gross margins of 53.0% and 55.7%, respectively. The gross margins for the Retail Division reflect a change in the mix of products being sold through our catalog or at the retail sites. The new Clinics Division has not begun generating revenue as of December 31, 2006.
Selling, general and administrative expenses for the three quarters ended December 31, 2006 were $42.2 million or 35.2% of revenues versus $31.4 million or 32.5% of revenues for the three quarters ended December 31, 2005. The $10.6 million, or 33.8%, increase is due primarily to changes in the Company’s mix of business, costs related to changing the structure of the business to include the operations of the Clinics Division, the cost of being a publicly-held company, and additional general and administrative expenses related to the acquired entities as discussed in the notes to the consolidated financial statements. The selling, general and administrative expenses for the Services, Products and Retail divisions were 21.8%, 55.1% and 79.1% of their respective revenues, respectively, as compared to 22.0%, 73.5% and 78.2% for the same three quarter period last year.
The Company recorded $6.4 million in non-cash expenses during the three quarters ended December 31, 2006, of which $2.5 million were included in selling, general and administrative expenses. The Company recorded $4.6 million in non-cash expenses during the three quarters ended December 31, 2005, of which $1.1 million were included in selling, general and administrative expenses. The Company continues to incur expenses toward building an infrastructure for the Products Division and bolstering the existing Services Division infrastructure to accommodate recent and expected expansion at Services sites and in the Clinic Division, most of which are personnel and information systems related.. The Clinics Division began investing in non-emergency care clinics within retail host sites, and it incurred $1.5 million in selling, general and administrative expenses to date 52% of which are personnel related, 32% related to recruiting and marketing to candidates to work in the clinics and the remainder to legal, licensure and start up activities.
Total depreciation and amortization expense was approximately $4.0 million for the three quarters ended December 31, 2006 compared to $2.2 million for the three quarters ended December 31, 2005. A component of depreciation expense related to equipment rented to patients of approximately $1.9 million is included as a component of cost of sales for the three quarters ended December 31, 2006 compared to $410,000 in the three quarters ended December 31, 2005. The increase in depreciation expense relates primarily to the 106% increase in the Company’s investments in their fleet of vehicles and equipment held for rental to patients between the time periods, along with additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $1.2 for the three quarters ended December 31, 2006 compared to $812,000 recorded in the three quarters ended December 31, 2005. Acquired intangible assets (net) were $22.2 million at December 31, 2006 compared to $18.3 million at March 31, 2006.
Interest expense was $2.4 million for the three quarters ended December 31, 2006 compared to $1.2 million for the three quarters ended December 31, 2005. The increase in interest expense is a result of borrowings resulting from the expansion of the Products Division along with acquisitions of the various entities as discussed in the notes to the consolidated financial statements. Total borrowings, including capital lease obligations, were $47.9 million at December 31, 2006 at rates ranging from 8% to 18% per annum compared to $19.8 million at interest rates at rates ranging from 5.00% to 8.25% at December 31, 2005.
Amortization of deferred debt discount was $933,000 for the three quarters ended December 31, 2005 generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The Company fully amortized all of its outstanding debt discounts as of December 31, 2005 upon repayment of the related promissory notes, all of which were paid in full by December 31, 2005.
Income tax expense was $137,000 for the three quarters ended December 31, 2006 compared to $117,000 for the three quarters ended December 31, 2005, primarily as a result of state income tax liabilities of the subsidiary operating companies. The Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $2.7 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $11.4 million that expires at various dates through 2027.
The Company’s net loss for the three quarters ended December 31, 2006 was $4.6 million compared to a net loss of $3.5 million for the three quarters ended December 31, 2005. The increase in the net loss is due to additional costs, including higher interest rates on increased borrowings, investments in personnel, travel and consulting services related to SOX, systems installation, retail care clinic start up and continued investments in retail sites.
Liquidity and Capital Resources
The Company’s primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries. Secondarily, the Company began executing its long-term strategic growth plan in May 2004, which includes plans for complementary acquisitions, internal growth at existing and start up locations, expanded product offerings and synergistic integration of the Company’s types of businesses.

	Three Quarters ended
SUMMARY CONSOLIDATED	December 31,
STATEMENTS OF CASH FLOWS (in millions)	2006	2005
Net loss	$(4.6)	$(3.5)

Net cash used in operating activities	$(10.7)	$(8.2)

Net cash used in investing activities	$(12.6)	$(7.9)

Net cash provided by financing activities	$33.7	$17.2

Net increase in cash and cash equivalents	$10.5	$1.1

Cash and cash equivalents at the end of the period	$11.0	$2.5
Prior to undertaking the Company’s long-term strategic growth plan, the operating company was generating significant cash flows from operations and pre-tax income of 5% of revenues. Management has shown the ability to raise funds sufficient to provide for the cash flow needs of the Company in pursuit of its long-term strategic growth plan, as evidenced by the $46 million raised in equity instruments from May 2004 through December 31, 2006 (including the conversion of notes payable into common stock) along with securing a $15 million promissory note on June 29, 2006, which was increased to $21 million on November 30, 2006. The Company also has in place a long-term line of credit, short-term lines of credit and has used notes payable to sellers and shares of its common stock as a means of financing portions of most acquisitions.
During the three quarters ended December 31, 2006, the Company made five acquisitions with a combination of $9.1 million cash, $3.4 million in notes payable, and 1.0 million shares of its common stock valued at $2.7 million. The Company had $2.0 million available as of December 31, 2006 through its various lines of credit with the potential of an additional $2.0 million available, based on the results of supporting borrowing base calculations.
The Company has been successful in using notes payable and common stock as part of its consideration paid for acquisitions. The Company paid $837,000 in post-acquisition related payments in cash and $151,000 with its common stock during the three quarter period ended December 31, 2006. In the event the Company is unable to continue to obtain financing through the sale of additional common stock or increased borrowings, management will reduce the amount of acquisitions and investments in related infrastructure and focus on the performance of the operations of the Company, until it can once again resume its strategic plans.
The Company’s cash position as of December 31, 2006 was $11.0 million, $5.03 million of which was utilized to pay outstanding notes payable in January 2007. The Company’s total debt to equity ratio was 0.88 to 1 and its current ratio was 3.09 to 1 at December 31, 2006.
Gross accounts receivable at December 31, 2006 of approximately $40.0 million represent accounts receivable from operations and from acquired entities. As of December 31, 2006, the Company’s net accounts receivable represented 82 days sales outstanding, compared to 71 days sales outstanding as of December 31, 2005. By type of revenue, as of December 31, 2006, the days sales outstanding for Services Division revenues were 72 and the days sales outstanding on Products Division revenues were 123 days. The Retail Division has minimal accounts receivable as its sales are primarily via charges to customers’ credit cards.
The integration of billing related to acquisitions of Products Division operations during the five quarters ended December 31, 2006 has affected the related collection process due to the required reworking of licensure and provider numbers with payors after a change in ownership. This can be a one to nine month process depending on the laws and licensure requirements in the state of operations and the various payors involved. As of December 31, 2006, the Company has a total of $6.3 million or 44% of its DME receivables from operations with such issues stemming from acquisitions. Additional computer hardware, software and support staff have been added to improve the results in fiscal 2007 and 2008 and to integrate acquired entities faster than in fiscal 2006. The Company was not in the Products business until August 2004 and opened a regional billing center in January 2005 to consolidate the billing of the local operations. The Company calculates its days sales outstanding as accounts receivable less acquired accounts receivable, net of the related allowance for doubtful accounts, divided by the net revenues for the preceding three months. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payor mix for the three quarters ended December 31, 2006 was as follows:

Government-funded	28%

Institutions	43%

Commercial Insurance	12%

Private Pay	17%

Financing Transactions
On December 28, 2006, the Company sold an aggregate 4,999,999 shares of its common stock valued at $2.00 per share for net aggregate consideration of $10 million in a private transaction to accredited investors as defined in Rule 501 (a) of Regulation D.
On June 29, 2006, the Company issued a long-term promissory note to an investor for $15 million. The Company immediately used these funds to pay down $10.3 million against its outstanding lines of credit and $2 million to complete an acquisition on July 3, 2006. On November 30, 2006, the Company amended the promissory note to increase the principal amount to $21 million and extend the maturity date to January 31, 2008. The note bears simple interest at the one year LIBOR rate plus 7.5%, effectively 13.27% at December 31, 2006, with interest payable quarterly beginning on September 30, 2006.
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for net aggregate consideration of $1.86 million, in a private transaction to an accredited investor as defined in Rule 501(a) of Regulation D.
The Company received $343,000 from the exercise of warrants and stock options during the three quarters ended December 31, 2006.
Management believes that cash from operations will be sufficient to repay short-term debt obligations. The Company used net cash in operating activities of $10.7 million during the three quarters ended December 31, 2006 compared to cash used in operating activities of $8.2 million for the three quarters ended December 31, 2005. Cash from operations may not be sufficient to pursue management’s strategy of growth. Management anticipates that the sources of funds for the reduction of long-term debt obligations for internal growth, for possible additional acquisitions, and for the development of the retail care clinics may be from a combination of equity and/or debt markets. As of December 31, 2006, the Company’s debt, including capital lease obligations, totals approximately $7.0 million classified as current and approximately $40.9 million classified as long-term for a total of approximately $47.9 million. During fiscal years 2005 and 2006 and the three quarters ended December 31, 2006, the Company raised $46 million from the equity markets (including the conversion of notes payable into common stock) in accordance with its plan and has retired short term debt, reduced borrowings on its lines of credit, obtained a $21 million long-term promissory note, funded internal growth and financed 28 acquisitions. In the short term, the Company anticipates raising additional debt or equity to fund the expansion of its retail clinic initiative. Raising capital through equity will result in dilution to our holders of common stock. The Company expects to incur additional debt to fund the growth of its durable medical equipment and respiratory business. Vendor-based financing is available in the form of short term notes payable or capital leases for medical and information systems equipment. The Company does not have any material commitments for capital expenditures, but does intend to complete spending commitments of up to $1 million related to information systems technology.
The Company also plans to expand into certain new start-up locations related to retail walk-in medical clinics, as well as to continue to expand product and service offerings in its existing sites. Cash flow from operations is expected to initially fund these efforts, the scope of which may be determined by the Company’s ability to generate cash flow until additional new funding is secured.
To the extent that we do not successfully raise funds from the equity markets to finance retail walk-in medical clinics, we may seek debt financing, which reduces available cash for operations by the amount of interest expense and repayments. Alternatively, we may choose to modify or postpone our growth strategy or may choose to eliminate certain product or service offerings. Higher financing costs, modification of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position. Given the Company’s net proceeds from financing activities during the two years ended December 31, 2006, the changes in the Company’s operational and financial position that have occurred during this period, and assuming no material decline in our revenues, management does not anticipate that the Company will be unsuccessful in its efforts to raise funds from the equity markets, although there is no guarantee that the Company will successfully raise such funds.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The majority of our cash balances are held primarily in highly liquid commercial bank accounts. The Company utilizes lines of credit to fund operational cash needs. The risk associated with fluctuating interest rates is limited to our investment portfolio and our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows. All our revenues since inception have been in the U.S. and in U.S. Dollars; therefore, we have not yet adopted a strategy for this future currency rate exposure as it is not anticipated that foreign revenues are likely to occur in the near future.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. Our chief executive officer and our interim chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls. Other than as set forth below in this paragraph during the fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional resources in the accounting and finance departments of the Company have been added to accommodate the Company’s growth through acquisitions. The Company added an internal controls department and a corporate director of compliance during the quarter ended September 30, 2006 and has engaged an outside firm to serve as an internal audit department, reporting to the audit committee. The Company is currently implementing a newly-acquired management information system in order to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use. As the Company continues to work through the internal controls documentation and testing, improvements to the internal control environment have been made as deemed necessary.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended March 31, 2006 and elsewhere in this Quarterly Report, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares and could cause actual results and actual events that occur to differ materially from those contemplated by the forward-looking statements contained elsewhere in this report.
To finance the acquisition of Arcadia Services and our subsequent acquisitions, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business, as well as your investment in our Company.
We acquired Arcadia Services and Arcadia Rx on May 10, 2004. We incurred substantial debt to finance the acquisition of Arcadia Services and our subsequent acquisitions. This debt has been reduced periodically through capital infusions. As of December 31, 2006, the current portion of our debt, including capital lease obligations, totals approximately $7.0 million, while the long-term portion of our debt totals approximately $40.9 million, for a total of approximately $47.9 million. This level of debt could have consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this amount of debt:
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

On May 7, 2004, Arcadia Services and three of its wholly-owned subsidiaries entered into a credit agreement with Comerica Bank. The credit agreement, as amended, provides the borrowers with a revolving credit facility of up to $19 million. The initial advance on May 7, 2004 was $11 million, which was immediately distributed to RKDA, Inc. to fund a portion of the purchase price RKDA paid to acquire the capital stock of Arcadia Services (we acquired RKDA on May 10, 2004 in a merger transaction). All other advances under the credit facility shall be used primarily for working capital or acquisition purposes. The revolving credit facility bears interest at the prime rate, effectively 8.25% at December 31, 2006. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts. The maturity date is October 1, 2008. Amounts outstanding under this agreement totaled $17.7 million at December 31, 2006.
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
On February 18, 2005, Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, entered into a separate credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2.5 million payable upon demand of Comerica Bank, bearing interest at prime plus 0.50%, effectively 8.75% at December 31, 2006. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $2.5 million outstanding under this agreement at December 31, 2006. Trinity Healthcare repaid $500,000 in January 2007.
On May 31, 2005, the Company purchased the membership interests in Rite at Home, LLC, which had an outstanding line of credit agreement with Fifth Third Bank. The Company obtained a new line of credit of up to $750,000, which matures on June 1, 2007. The Company used $436,000 to repay the assumed line of credit and $300,000 was used to fund the acquisition. The outstanding balance under this agreement totaled $518,000 bearing interest at prime plus 0.50%, effectively 8.75%, at December 31, 2006.
On June 29, 2006, the Company executed a promissory note with Jana Master Fund, Ltd. (“Jana”) for the principal sum of $15 million, payable in full on December 26, 2007. On November 30, 2006, the Company amended and restated the promissory note with Jana in order to increase the principal amount from $15 million to $21 million and extend the maturity date to January 31, 2008. The note bears simple interest at the annual rate equal to the One Year Libor Rate plus seven and one half percent (7.5%) from the date of the note, payable quarterly starting December 31, 2006 until the entire principal balance due has been paid in full. On the first day of each of the 5 months starting February 1, 2007, the interest rate increases 1.0% up to a maximum of

5.0% until repayment in full, making the maximum rate on the promissory note one year LIBOR rate plus 12.5%.As of December 31, 2006, the outstanding balance totaled $21 million. In January 2007, the Company repaid $4 million to Jana with proceeds from the sale of equity in late December 2006.
The Company has agreed to various covenants with Jana, the most stringent of which includes a restriction on bonuses to senior executive officers unless the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year ending March 30, 2007 is greater than $11 million; a restriction on sale/lease back transactions to an aggregate $5 million; a restriction on new senior or pari passu to the debt under the note, if such debt together with such existing debt of the Company and its subsidiaries would exceed $25 million or new debt junior to the debt under the note in an aggregate amount which exceeds $25 million, other than to the extent such junior debt is issued to finance acquisitions in the ordinary course of the Company or its subsidiaries’ business, without Jana’s consent; and a covenant that the Company and its subsidiaries will use 50% of the net cash proceeds from any sale of equity securities in a public or private placement capital raise offering to repay the debt under the note. These conditions may be waived at Jana’s option.
The terms of our Credit Agreements with Comerica Bank subject us to the risk of foreclosure on certain property.
RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services and its subsidiaries granted the bank security interests in all of their assets. The credit agreement provides that the debt will mature on October 1, 2007. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services and on all of the assets of Arcadia Services and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
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
The Company has completed several acquisitions over the past two years. The licensure and credentialing process under the new ownership must be satisfied timely in order to bill and collect for services rendered to beneficiaries of government-based health care programs and other insurance carriers. Cash flow related to these transitions can be impaired sufficient to require additional external financing in the form of debt or equity.
The Company has made several recent acquisitions of durable medical and respiratory equipment businesses, the transitional credentialing of which has taken longer than expected, which has slowed the billing and collections process, resulting in a negative impact to the timing of cash in flows from the respective entities. Management has recently brought additional resources to these efforts and the Company’s experience in these matters has ultimately resulted in the ability to bill and collect for the transitional period in question. In order to subsidize this timing shortfall, the Company is currently seeking additional debt financing for the Products Division (durable medical and respiratory equipment and pharmacy entities) that would collateralize the respective accounts receivable and possibly the related inventories. In the event additional debt financing is not obtained timely, the Company may not be able to meet some of its current obligations timely.

To be able to implement our business plan as currently projected for the retail clinic operations, the Company must raise additional funding which could result in dilution to our security holders or to our holdings in the subsidiaries that hold the clinic operations.
The Company plans to open 22 additional clinics for operation within the next six months in addition to the 12 clinics currently in operation. This effort is expected to require $160,000 per site in capital for building, supplying and operating the clinics prior to cash flow breakeven. In the event sufficient capital is not obtained to carry out this plan, the Company will modify its schedule of clinic openings accordingly to accommodate its funding ability.
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
On January 31, 2007, the Company named Lynn Fetterman as Interim Chief Financial Officer. The Company has not yet determined a permanent replacement for the recently departed Chief Financial Officer. There is no guarantee that Mr. Fetterman will remain with the Company in the long-term or that the Company will find a permanent Chief Financial Officer with the appropriate background and skill set in the short-term.
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
Ownership of our stock is concentrated in a small group of security holders who may exercise substantial control over our actions to the detriment of our other security holders.
There are five shareholders of the Company, after elimination of duplication due to attribution resulting from application of the beneficial ownership provisions of the Securities Exchange Act of 1934, as amended, including John E. Elliott II and Lawrence R. Kuhnert, who are beneficial owners of 5% or more of the Company’s shares of Common Stock outstanding as of December 31, 2006. These shareholders collectively own 63% of our shares of Common Stock outstanding as of December 31, 2006. This concentrated ownership of our Common Stock gives a few security holders the ability to control our Company and the direction of our business as to matters requiring shareholder approval, such as mergers, certain acquisitions, asset sales and other significant corporation transactions. This concentrated ownership may prevent other shareholders from influencing the election of directors and other significant corporate decisions, to the extent that these five shareholders vote their shares of Common Stock together.

The price of our Common Stock has been, and will likely continue to be, volatile, which could diminish your ability to recoup your investment, or to earn a return on your investment, in our Company.
The market price of our Common Stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. From August 2, 2002 through the period ended December 31, 2006, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $0.10 during the six months ended March 31, 2003 to a high of $4.20 during the nine months transitional period ended September 30, 2002. During the year ended March 31, 2005, which period includes the May 10, 2004 effective date of the RKDA Merger, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $0.39 to a high of $2.00. During the year ended March 31, 2006, the closing price of our Common Stock, as quoted by the OTC Bulletin Board, has fluctuated from a low of $1.74 to a high of $3.53. On February 6, 2007, the average of the high and low sales prices of our Common Stock was $2.29 per share as reported on the American Stock Exchange (AMEX). The Company’s Common Stock commenced trading on the AMEX on July 3, 2006. Slow demand for our Common Stock has resulted in limited liquidity, and you may find it difficult to dispose of the Company’s securities. Due to the volatility of the price our Common Stock, you may be unable to resell your shares of our Common Stock at or above the price you paid for them, thereby exposing you to the risk that you may not recoup your investment in our Company or earn a return on your investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
The exercise of common stock warrants may depress our stock price and may result in dilution to our Common Security holders.
As of December 31, 2006, a total of approximately 24.6 million warrants to purchase approximately 24.6 million shares of our Common Stock are issued and outstanding. Subsequent to December 31, 2006, an additional approximately 5 million warrants to purchase approximately 5 million shares of Common Stock were exercised. The market price of our Common Stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the Common Stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants, including Classes A, B-1 and B-2 Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We have granted stock options to certain management employees and directors as compensation which may depress our stock price and result in dilution to our common security holders.
As of December 31, 2006, options to purchase approximately 9.5 million shares of our Common Stock were issued and outstanding. The market price of our Common Stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the Common Stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of options may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement. Additionally, on August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved).
Our ability to recruit and retain a majority of independent directors may affect our ability to be listed on a national securities exchange or quotation system.
Our limited operating history as a public company may make it difficult to attract and retain qualified directors who satisfy the independence standards as defined by the Sarbanes-Oxley Act of 2002 and listing standards. On June 22, 2006, the American Stock Exchange (AMEX) approved the Company’s application for listing its common shares on the AMEX, and trading commenced on the AMEX on Monday, July 3, 2006. We are subject to the AMEX listing standards, which include a requirement that the Board of Directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards, and that the audit committee of the Board of Directors must consist of at least three members, all of whom are independent. Similarly, the compensation and nominating committees of the Board of Directors must consist of independent directors. Our Board presently consists of five director positions, two directors have been determined by the Board to be independent as defined by the Sarbanes-Oxley Act of 2002 and AMEX listing standards. At the Company’s annual meeting held in September 2006, one of our independent directors was elected to a term of three years and one of our independent directors was elected to term of one year.
On and effective January 29, 2007, the Company notified the AMEX that Anna Maria Nekoranec resigned from the Company’s Board of Directors and Audit Committee to become a consultant to the Company. At the Company’s annual meeting held in September 2006, Ms. Nekoranec, who was determined by the Board to be an independent director, was elected to a one year term. Until the vacancy created by the resignation is filled, the Board will consist of two independent directors and two employed executive officers, and the Audit Committee will consist of two independent directors. The Amex Company Guide requires a listed company’s board to consist of a majority of independent directors (Sections 121(A)(1) and 802(a)) and to have an audit committee of at least three independent directors (Section 121(B)(2)(a)). To satisfy these requirements, the Board intends, as soon as reasonably possible, to fill the vacant Board and Audit Committee positions with an individual who satisfies the independence standards. A search firm will be engaged to assist the Board. (See Item 5. of Part II for additional discussion.)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 9, 2007, the Company issued 21,200 shares of common stock upon the exercise of outstanding Class A Warrants for consideration of $10,600. On February 1, 2007, the Company issued 96,124 shares of common stock upon the exercise of outstanding Class A Warrants for consideration of $48,062. Each transaction reported is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D if applicable, as not involving a public offering. Each transaction was made without general solicitation or advertising and was not underwritten. Each security certificate will bear a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred, or assigned in the absence of an effective registration statement or an opinion of the Company’s counsel that registration is not required under the Securities Act of 1933. The shares of common stock carry registration rights.
Item 5. Other Information.
     As reported in a Current Report on Form 8-K the Company filed on January 30, 2007, the Company notified the American Stock Exchange (“Amex”) on January 29, 2007 that Anna Maria Nekoranec resigned from the Company’s Board of Directors and Audit Committee on and effective January 28, 2007, to become a consultant to the Company. Until the vacancy created by the resignation is filled, the Board will consist of two independent directors and two employed executive officers, and the Audit Committee will consist of two independent directors. The Amex Company Guide requires a listed company’s board to consist of a majority of independent directors (Sections 121(A)(1) and 802(a)) and to have an audit committee of at least three independent directors (Section 121(B)(2)(a)). To satisfy these requirements, the Board notified Amex of its intent, as soon as reasonably possible, to fill the vacant Board and Audit Committee positions with an individual who satisfies the independence standards, and that a search firm would be engaged to assist the Board.
     On February 13, 2007, the Company received a warning letter from Amex regarding the Company’s non-compliance with Sections 121A, 121B(2)(a), and 802(a) of the Amex Company Guide. Amex has given the Company until May 14, 2007 to regain compliance with the Amex requirements. In setting that deadline, Amex has determined not to apply at this time the continued listing evaluation and follow-up procedures specified in Section 1009 of the Amex Company guide. If, however, the Company fails to resolve the specified continued listing deficiency within the timeframe noted above, Amex will assess the Company’s continued listing eligibility including, as appropriate, the application of the continued listing evaluation follow-up procedures specified in Section 1009 of the Amex Company Guide and/or initiation of delisting proceedings.
     Amex also noted that within five days of the Amex letter the Company will be included in a list of issuers, which is posted daily on the Amex website, that are not in compliance with the continued listing standards and “.BC” will be appended to the Company’s trading symbol whenever such trading symbol is transmitted with a quotation or trade. Accordingly, “KAD” will trade as “KAD.BC.” The website posting and indicator will remain in effect until the Company has regained compliance with the applicable continued listing standards.
     The Company issued a press release pursuant to Section 402(g) of the Amex Company Guide on February 14, 2007 disclosing its receipt of the warning letter. A copy of the press release is filed as Exhibit 99.1 to this report.
     The Board is working to complete its search for Ms. Nekoranec’s replacement and anticipates that a replacement independent director will be appointed to the Board and the Audit Committee as soon as reasonably possible, and no later than May 14, 2007.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 14 , 2007	By:	/s/ John E. Elliott, II
John E. Elliott, II
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 14, 2007	By:	/s/ Lynn K. Fetterman
Lynn K. Fetterman
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description

3.2	Amended and Restated By-laws

10.1	Limited Liability Company Ownership Interest Purchase Agreement

10.2	Lynn Fetterman Inc. Project Agreement

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

99.1	Press Release dated February 14, 2007