Form 10-K
period 2007-03-31
ARCADIA RESOURCES, INC
filed 2007-06-29
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2007
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
Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value.
Securities registered under Section 12(g) of the Exchange Act: None.
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
Large Accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐¨ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2006, based on $3.25 per share (the last reported sale price of our Common Stock quoted on the American Stock Exchange), was approximately $204 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.
As of June 27, 2007, the Registrant had 122,053,000 shares of Common Stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement for the Registrant’s fiscal 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end on March 31, 2007 are incorporated by reference into Part III of this Report.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows; although management believes that the Company’s short-term cash needs can be adequately sourced, we cannot assure that such additional sources of financing will be available on acceptable terms, if at all, and an inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise substantial doubt about our ability to continue as a going concern; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) other unforeseen events that may impact our business; (14) our ability to successfully integrate acquisitions; and (15) the ability of our new management team to successfully pursue its business plan and the risk that the Company may be required to enact restructuring measures in addition to those announced on March 30, 2007.
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

Part I
ITEM 1. BUSINESS
Overview
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company has five distinct segements: Services, Products (Durable Medical Equipment or “DME”), Retail, Pharmacy and Clinics. The Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the Services segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Products segment markets, rents and sells products and equipment across the United States including a catalog out-sourcing and product fulfuillment business which sells various medical equipment product offerings. In addition, the Retail segment includes operations which sell medical equipment at certain Sears and Wal-Mart retail locations. The Company is in the process of winding down this portion of the Retail segment in order to focus exclusively on the catalog business. The Pharmacy segment provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, the Company offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, DailyMed™, an exclusive retail pharmacy benefit network and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies. The Clinics segment is a new business venture launched in fiscal 2007 focused on establishing non-emergency medical care facilities in retail location host sites.
Financial information about our segments can be found in note 14 to our consolidated financial statements.
Prior to May 2004, the Company was named Critical Home Care, Inc. (“CHC”). RKDA, Inc., which as of March 31, 2007 is a wholly-owned subsidiary of Arcadia Resources, Inc. and the holding company of Arcadia Services, Inc., completed a reverse acquisition with CHC on May 10, 2004 and, being the accounting acquirer, is now the reporting entity for financial statement purposes. The Company changed its name from “Critical Home Care, Inc.” to “Arcadia Resources, Inc.” on November 16, 2004 to better reflect its identity and businesses as a result of the business combinations.
From the time of the reverse acquisition in May 2004 through March 31, 2007, the Company has acquired a total of 27 businesses in the various segments. The acquisitions are summarized by fiscal year by segment as follows:

Fiscal Year Ended
March 31,:	Number of Acquisitions by Segment
	Products	Services	Retail	Pharmacy	Clinics	Total
2005	3	3	—	—	—	6
2006	10	3	2	—	—	15
2007	2	—	2	2	—	6

Total	15	6	4	2	—	27

Strategy
Brand our name and concept. We will continue to position Arcadia as the provider of a wide array of healthcare offerings, including: prescription drugs, home care, durable and home medical equipment, non-emergency care clinics and staffing related services in the markets where we operate. By doing so, Arcadia will make healthcare more convenient and affordable for consumers. In outlying markets without a Company-owned or affiliated location, we will extend our brand by selling regional providers on a fee-for-service basis with our licensed service model or a turn-key “healthcare” offering which allows contracted providers immediate access to our core offerings to better service a consumer-driven healthcare segment in a more cost effective and profitable fashion.

Focus on internal and organic growth. We intend to leverage our existing patient and caregiver relationships as a means to cross promote and sell additional healthcare products and services core to Arcadia. We will continue working with Company-owned and affiliated locations on marketing programs and consumer education materials with demonstrated Company best practices as a means to increase overall penetration. In non-Arcadia markets, we will extend our cross-sell offerings to our existing licensed service contracts as an avenue to grow our core business segments. Moreover, Arcadia will further extend the DailyMed™ offering into larger U.S. metropolitan markets on a direct-to-consumer basis as a means to more appropriately grow this emerging business unit.
Improve organizational support. We intend to continue to improve our organization’s effectiveness and performance through increased standardization and support to the operating locations. We continue to expand our information systems capabilities to obtain better data with which to make decisions, to provide more abilities to our operating locations to enhance their productivity, and to obtain operating efficiencies. Such efficiencies will allow us to attract and retain talented healthcare professionals who are committed to our Company on a go-forward basis.
Obtain additional capital support. We intend to obtain additional capital to enable us to implement our business strategies, to accomplish our objectives and to bolster our brand. We will explore various alternatives including business divestitures, strategic partnerships, joint ventures and equity and debt funding.
Products and Services
The Company’s products and services are organized into two strategic groups:
The first group consists of home care services, which deliver home care services and healthcare products to patients at home. Products offered include traditional pharmaceuticals, DailyMed™, and all manner of durable medical equipment and home medical equipment. The principal customer for these services is the family caregiver.
The second group consists of retail and employer services, which includes the licensed pharmacy services, minor medical clinics and the durable medical equipment kiosks and catalog. This set of services sells first to the retail host or payor and then through them to the end user who is often the family caregiver.
The segments and their offerings are discussed in more detail as follows:
Services Segment — Home Care (Skilled and Personal Care) and Staffing (Medical and Non-Medical)
Arcadia Services, Inc. (“Arcadia Services”), a wholly-owned subsidiary of Arcadia Resources, Inc., is a national provider of staffing and home care services operating in 19 states through approximately 75 locations. Arcadia Services’ home care staffing includes nurses, home care aides, homemakers and companions. We also offer physical therapists, occupational therapists, speech pathologists and medical social workers. Arcadia Services’ medical staffing includes registered nurses, licensed practical nurses, certified nursing assistants, respiratory therapists, technicians and medical assistants. In August 2003, Arcadia Services expanded its medical staffing component and entered the travel staffing business segment whereby health care professionals, primarily nurses, are placed on long term assignments in health care facilities across the country. The Services segment’s non-medical staffing includes light industrial, clerical and technical personnel and represents less than 20% of our revenue.
Products Segment — Respiratory and Durable Medical Equipment and Related Products
We operate durable medical equipment businesses providing oxygen and other respiratory therapy services and home medical equipment in 11 states through 44 locations; however, through restructuring efforts subsequent to year end, we will close eight locations. The Company’s equipment and supplies for these businesses are readily available in the marketplace, and the Company is not dependent on a single supplier. We also provide Continuous Positive Airway Pressure (CPAP) equipment to patients with sleep disorders. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed caregroups, HMO’s, PPO’s and private pay (payments from patients).

Retail Segment — Retail Distribution
We operate a home health-oriented products catalog and related website to sell ambulatory and mobility products, respiratory products, daily living aids and bathroom safety products, and bathroom and home modifications to serve our existing patient base. This business extends the offering to prospective customers by means of our directed mailing list, which is a database compiled over many years. Additionally, we attract e-commerce customers through our website. In March 2005, the Company and Sears, Roebuck and Co. executed a licensing agreement which allows the Company to sell similar merchandise and services within selected Sears stores in designated territories as well as provide a healthcare products fulfillment support for their Sears.com website. During fiscal 2007, the Company entered into a similar agreement which allows the Company to sell this type of merchandise and services within selected Wal-Mart stores in designated territories. In March 2007, the Company decided to sell the Sears retail operations. Additionally, the Company is planning the closure of the Wal-Mart facilities in accordance with the contractual terms. These decisions were made due to financial results not meeting expectations and to allow management to focus its efforts on the catalog and web portal business for Arcadia as well as Sears.com.
Pharmacy Segment — Mail Order Pharmacy and Related Products
The Pharmacy segment offers a full-service mail-order pharmacy based in Kentucky. It offers a full-line of services and products including the dispensing of pills and other medications, including multi-dose strip medication packages, respiratory supplies and medications, diabetic care management, drug interaction monitoring, and special assisted living medication packaging. The Pharmacy segment ships medications and supplies directly to the customer’s residence and submits billing claims on the patient’s behalf to Medicare, some state Medicaid programs, and most private insurances. Multi-dose strip medication is packaged to facilitate patient compliance with physician’s orders and to improve accuracy for patients and their caregivers, leading to a greater efficacy of the prescribed drug therapy and reducing the likelihood of medication errors.
With the acquisition of PrairieStone Pharmacy, LLC in February 2007, the Pharmacy segment began marketing DailyMed™, which represents a more advanced medication packaging product than previously offered by the Company. DailyMed™ sorts medications into single dose packets organized by date and time, which further simplifies patient compliance with physician’s orders while reducing the chance of medication errors. Additionally, the Pharmacy segment markets a license service model whereby it contracts with regional grocery chain pharmacies to provide pharmacy expertise, access to a restricted third party network and the right to sell DailyMed™ on a fee for service basis.
Clinics Segment – Non-Emergency Care Clinics
Beginning in fiscal 2007, the Company began a new business venture to launch non-emergency medical care facilities in retail location host sites. Management believes that the convenience and cost-efficiency of these types of facilities provide attractive alternatives to traditional medical care facilities. Currently, our efforts are focused on regional chains of 50 to 300 stores, though we are evaluating all potential opportunities for new clinic locations. The Company continues to invest in this segment, and, eventually, management envisions creating and marketing a licensed service model similar to what is currently offered through the Pharmacy segment. In addition, management believes that there are opportunities to combine the retail-site pharmacy and care clinics into one location of approximately the same size as traditional grocery pharmacy, thereby improving operating efficiencies and reducing overhead costs. The additional services available through the PrairieStone division provide a level of competitive differentiation for the Clinics segment when competing for new hosts.
Organization
Operations
Arcadia’s operating locations are split into the segments described above to enable seasoned managers to oversee the operations and evaluate each segment for performance and profitability. Strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and to ensure accountability at the location level.

Management
We have a decentralized management approach which we believe allows the local management to more effectively deal with the challenges and opportunities presented by their local marketplace. The delivery of health care services and products is conceptually the same but can be significantly different between markets due to a variety of local factors, such as the availability and quality of services at hospitals and other facilities. These differences often create opportunities that only a local manager would be able to discern and capitalize on in a timely manner.
Sales and Marketing
Arcadia’s referral sources recognize our reputation for providing high-quality services through our employee base. The sales function is carried out by our full-time sales representatives at each location with assistance and guidance from a regional manager. Our principal referral sources are physicians, case managers, medical social workers and hospital discharge planners and existing patients or their caregivers. No single referral source accounts for more than one percent of our revenues. Arcadia has more than 25,000 patients, and the loss of any particular referral source would not significantly impact our business.
In terms of the Company’s licensed service model, the Company is in the process of employing a full-time sales force with experience in high-end selling at the senior management level. This sales team will direct its efforts on small to medium size grocery chains throughout the United States with pharmacy locations ranging from 10 to over 500 sites. The sales team will sell an a-la-carte suite of goods and services offered by the Company on a fee for service basis. Currently, the Company operates licensed pharmacy services in over 300 grocery locations.
Finally, the Company will continue to launch DailyMed™ with a direct-to-consumer sales and marketing strategy. The Company is currently testing the campaign, which was already developed by PrairieStone and used in the Minneapolis/St. Paul marketplace, in Arcadia and non-Arcadia markets in order to maximize the go-forward messaging in a cost effective manner.
Information Systems
Arcadia Services has developed a proprietary management information system for the home care and staffing services portion of our business that we believe is one of our competitive advantages in obtaining and retaining customers. The system allows the flexibility and customization in billing our services that is attractive to our customers and provides management with the necessary information to timely measure its performance. The Company continues to consolidate its non-services billing systems. The Company expects to expend additional resources during the next several years to continue to enhance our ability to obtain better and more timely information with which to manage the business.
Accounts Receivable Management
We perform the accounts receivable management at two national billing centers, one for home care and staffing services claims and one for pharmacy, respiratory and medical equipment claims, staffed with experienced reimbursement personnel and supported by strong information systems. Third-party reimbursement is a detailed and complicated process that involves knowledge of and compliance with regulatory and billing processing issues. Success in billing and collections is vital to our business plan, which drives our continued focus on investment in improving these capabilities. Billing, collections and receivables management for the clinic business is handled in our Southfield billing office. The majority of our revenue in this business is received at the time of service. We continue to train, monitor and audit our billing staff to assist them in this highly regulated environment.
Compliance
Arcadia has a dedicated credentialing and compliance group that manages our licensure, contracting and related processes to ensure compliance with regulatory matters. Compliance with billing related matters is performed continually by the billing center personnel, managed by seasoned employees in their respective areas of expertise including quality control.

Accreditation and Education
The Company’s locations are not accredited by independent accreditation agencies. We continuously consider the need for obtaining accreditation, primarily to be eligible for those contractual awards that require such credentials. We continue to standardize our operations to facilitate future accreditation. We offer computer-based continuing professional education to our health care professionals to recruit and retain employees and to ensure ease in obtaining the required education for the maintenance of their respective licenses.
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
Competition for pharmacy services in the senior care industry, including assisted living, independent living, intermediate care and home health care, is based upon the quality of products and services provided, as well as customer service factors and location. There is a wide variety of local and national competing providers that offer a broad range of products and services. Brand and company recognition play a role, but sales are more immediately impacted by unique delivery systems, such as our DailyMed ™ product, that increase facility efficiencies and reduce medication errors. In a very competitive market place, reliability is also a key factor in terms of pharmacy delivery, availability of staff, turn-around time, medication changes and problem solving ability.
According to an industry report, consolidation activity in the home care industry has increased and is expected to continue to increase due to both the projected increased demand for skilled employees and the projected staffing shortage, especially in nursing, as well as to obtain the necessary infrastructure to comply with new health care regulations.
The major competition we face in the minor medical clinics are traditional sites of service, such as urgent care centers, emergency rooms and doctors’ offices. We expect that other clinic providers will continue to expand in the markets in which we operate and become more of a competitive force over time. With respect to competition for hosts, the minor medical clinic industry remains fragmented with many providers of similar size to our Clinics segment, and some are more experienced and better capitalized. The two largest competitors have been integrated into large pharmacy chains. Other retailers are thus less likely to use these providers to operate clinics within their stores.
In terms of our licensed service model, the Company recognizes a number of significant suppliers with scale and resources, such as a pharmaceutical and/or food wholesalers, which often provide goods and services to those pharmacy operators within the grocery channel. These services are typically an “add-on” to the distribution business and with limited focus, tends to produce marginal results for the pharmacy operator. Moreover, the Company recognizes the pharmacy market is very competitive with a significant number of providers, both start-up and matured, offering goods and services within the channel. Such providers will compete aggressively for the grocery chain’s time and interest.
Finally, our DailyMed™ product will compete in an extremely competitive direct-to-consumer marketplace. While the Company is optimistic with the value points of DailyMed™, messaging such points to an already strectched caregiver/consumer will be challenging and expensive if not managed correctly.
Suppliers
We purchase equipment and supplies from various vendors and manufacturers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.

Government Regulation
Our health care-related businesses (e.g., durable medical equipment, oxygen, home health care, pharmacy, etc.) are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs. The federal government and all states in which we currently operate and intend to operate regulate various aspects of our health care-related businesses. In particular, our operating branches are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. Our locations also will be subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health care activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy and nursing and in the future, pharmacy.
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
Health care is an area of rapid regulatory change. Changes in law and regulations, as well as new interpretations of existing laws and regulations, may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies, each of which could have a material adverse impact on our Company.
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
Employees
As of March 31, 2007, we had approximately 16,500 employees, the majority of which were part-time temporary field employees. We have no unionized employees, and do not have any collective bargaining agreements. We believe our relationship with our employees is good.
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
Available Information
Our internet website address is www.ArcadiaResourcesInc.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investors section of our website, or through www.sec.gov. Information on our website does not constitute part of this 10-K report or any other report we file or furnish with the SEC.

Executive Officers
The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of March 31, 2007:

Name	Age	Position(s)	Served as Officer Since
John E. Elliott, II	50	Chairman, Chief Executive Officer and Director (1)	May 2004
Marvin R. Richardson	49	Chief Operating Officer and Director (2)	February 2007
Lynn K. Fetterman	60	Interim Chief Financial Officer, Secretary and Treasurer	February 2007
James E. Haifley	50	Executive Vice President	December 2005
Alan Lotvin	45	Chief Medical Officer	February 2007
Cathy Sparling	52	Vice President of Administration	May 2004

(1)	Chief Executive Officer until May 24, 2007. Mr. Elliott remains Chairman of the Board and a Director.

(2)	On May 24, 2007, Marvin R. Richardson was named President and Chief Executive Officer. The Chief Operating Officer position remains vacant.
John E. Elliott, II. Mr. Elliott was formerly Chairman of AMI Holdings, Inc., which is a major shareholder in Fidlar Doubleday, Inc. Beginning his career in healthcare in 1978, Mr. Elliott has started up companies and acquired others. He founded Allied Medical, Inc., a durable medical equipment supplier which private labeled most of its product line and conducted manufacturing in the U.S., Pacific rim and Europe. After Allied, he purchased Guardian Medical Supplies, Inc. and Medical Equipment Providers, Inc. both DME dealers which he sold in 1997 to Rotech Medical, Inc. With a non-compete in the healthcare business, he formed a new business group in the education/governmental marketplace. Leading a group of investors in 1998, he purchased Doubleday Bros. & Co., the publishing unit from Standard Publishing Inc. (Standex). Additionally, they purchased Fidlar Doubleday, Inc., of which he served as Chairman through 2002. The company is a market leader in governmental software and holds a substantial share of the election business in this country. As a member of Standard Automotive Inc.’s board of directors, he was selected to restructure the company and protect the employee and creditor base, which was accomplished in 2003. Mr. Elliott has a Bachelor of Science degree in Business Administration from Lawrence Technological University.
Marvin R. Richardson. Mr. Richardson, who has over 30 years of health care and retail pharmacy experience, joined the Company in conjunction with its acquisition of PrairieStone Pharmacy, LLC in January, 2007. Mr. Richardson was the President and Chief Executive Officer of PrairieStone since founding PrairieStone in 2003. Prior to his involvement with PrairieStone, Mr. Richardson held management positions with Walgreen and Rite Aid. He also co-founded and served as President and CEO of Lowcost Health Care, a company that owned and operated retail pharmacies as well as a long term care pharmacy operation, which he later sold. Mr. Richardson is a 1980 graduate of Purdue University, where he earned his Bachelor of Science degree in Pharmacy. He is a former Chairman of the National Association of Community Pharmacies and served on the Pharmacy Committee for the National Association of Chain Drug Stores. He has been an advisor to several major government leaders on healthcare policy.
Lynn Fetterman. Mr. Fetterman has over 30 years of experience in internal auditing, finance and senior management. He previously served as Chief Operating Officer and Chief Financial Officer of 360 Global Wine Company, as Chief Financial Officer of Nicola International, Incorporated, and as a partner in the Orange County, California practices of Tatum CFO Partners, LLP. He also served in senior management positions with ConAgra, Inc. and Canandaigua Brands, Inc. Mr. Fetterman received a B.A. in accounting from Thiel College in Greenville, Pennsylvania.
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

Alan Lotvin, M.D. Dr. Lotvin was named Chief Medical Officer after serving as the President and Chief Executive Officer of Care Clinic, Inc., a majority-owned subsidiary of the Company, a position held since September 25, 2006. Before joining Care Clinic, Dr. Lotvin, a trained cardiologist, was President and Chief Operating Officer of M | C Communications, a leading U.S. provider of medical education. He also held numerous management positions during eight years with Medco Health Solutions, one of America’s largest prescription drug benefit managers. Dr. Lotvin received his Doctor of Medicine degree from the State University of New York- Health Sciences Center at Brooklyn in 1986, and a Master of Arts in Medical Informatics from Columbia University in 1999.
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
ITEM 1A. RISK FACTORS
This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the risks and uncertainties listed below. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Report.
We recently became a public company and have a limited operating history as a public company upon which you can base an investment decision.
The shares of our Common Stock were quoted on the OTC Bulletin Board from August 2, 2002 through June 30, 2006 and began trading on the American Stock Exchange on July 3, 2006. We have a limited operating history as a public company upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.
To finance the numerous acquisitions made as part of our growth strategy, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business.
We acquired Arcadia Services and Arcadia Rx on May 10, 2004 and have acquired an additional 27 companies since that time. We incurred substantial debt to finance these acquisitions. This debt has been reduced periodically through capital infusions. As of March 31, 2007, the current portion of our debt, including lines of credit and capital lease obligations, totals approximately $25.0 million, while the long-term portion of our debt totals approximately $21.9 million, for a total of approximately $46.9 million. This level of debt could have consequences to holders of our shares. Below are some of the material potential consequences resulting from this amount of debt:
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
Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify. In order to repay our debt obligations timely and as discussed below, we must maintain adequate cash flow from operations or raise additional capital from equity investment or other sources. Cash which we must use to repay these obligations will reduce cash available for other purposes, such as payment of operating expenses, investment in new products and services offered by the Company, self-financing of acquisitions to grow the Company’s business, or distribution to our shareholders as a return on investment.
Due to our debt level, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital or acquisitions.
As of March 31, 2007, we have total outstanding long-term obligations (lines of credit, notes payable and capital lease obligations) of $46.9 million. Due to our debt level, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital or other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
The terms of our Credit Agreements with Comerica Bank subject us to the risk of foreclosure on certain property.
RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services and its subsidiaries granted the bank security interests in all of their assets. The credit agreement provides that the debt will mature on October 1, 2008. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services and on all of the assets of Arcadia Services and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
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
In order to repay our short term debt obligations, as well as to pursue our growth strategy, we may seek additional equity financing, which could result in dilution to our security holders.
The Company may continue to raise additional financing through the equity markets to pay short term debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our growth strategy, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. The Company also plans to expand its walk-in medical clinic business, as well as to continue to expand product and service offerings in its existing sites. Cash flow from operations is not expected to fund these efforts, and the scope of these plans may be determined by the Company’s ability to generate cash flow or to secure additional new funding. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our Common Stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our Common Stock. In December 2006, the Company sold 5,000,000 shares of common stock for aggregate proceeds of $10,000,000 through a private placement. In May 2007, the Company sold 11,019,000 shares of common stock for aggregate proceeds of $13,112,000 through another private placement. In conjunction with the May 2007 private placement, the investors also received an aggregate of 2,755,000 warrants to purchase shares of common stock at $1.75 per share for a period of seven years.

The Company has completed 21 acquisitions over the past two years. The licensure and credentialing process under the new ownership must be satisfied timely in order to bill and collect for services rendered to beneficiaries of government-based health care programs and other insurance carriers. Cash flow related to these transitions can be impaired sufficient to require additional external financing in the form of debt or equity.
The Company has made several recent acquisitions of durable medical and respiratory equipment businesses, the transitional credentialing of which has taken longer than expected, which has slowed the billing and collections process, resulting in a negative impact to the timing of cash in flows from the respective entities or in the worst case scenario, resulting in uncollectible fees for services provided. Management has recently brought additional resources to these efforts. The Company’s experience in ultimately billing and collecting for services provided in the transition period in question has been somewhat inconsistent. The inability to collect receivables timely or not at all could have a negative impact on its ability to meet its current obligations timely. This delay in collecting cash from normal operations could force the Company to pursue outside financing that it would not otherwise need to pursue.
To be able to implement our business plan as currently projected for the retail clinic operations, the Company must raise additional funding which could result in dilution to our security holders or to our holdings in the subsidiaries that hold the clinic operations.
In addition to the 11 clinics currently in operation, the Company plans to open five additional clinics for operation within the next several months. This effort is expected to require $160,000 per site in capital for building, supplying and operating the clinics prior to cash flow breakeven. In the event sufficient capital is not obtained to carry out this plan, the Company will modify its schedule of clinic openings accordingly to accommodate its funding ability.
To the extent we do not raise adequate funds from the equity markets or possible business divestitures to satisfy short term debt obligations, we would need to seek debt financing or modify or abandon our growth strategy or product and service offerings.
Although we raised $13,112,000 in equity financing in May 2007, these funds, in combination with funds generated from operations, may not be adequate to satisfy short term cash needs. To the extent that we are unsuccessfully in raising funds from the equity markets or through the possible divestiture of certain businesses, we will need to seek debt financing. In this event, we may need to modify or abandon our aggressive growth strategy or may need to eliminate certain product or service offerings, because debt financing is generally at a higher cost than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our Common Stock.
Because the Company is dependent on key management and advisors, the loss of the services or advice of any of these persons could have a material adverse effect on our business and prospects. We also face certain risks as a result of the recent changes to our management team.
The success of the Company is dependent on its ability to attract and retain qualified and experienced management and personnel. We do not presently maintain key person life insurance for any of our personnel. There can be no assurance that the Company will be able to attract and retain key personnel in the future, and the Company’s inability to do so could have a material adverse effect on us. We have recently made significant changes in our senior management team. In addition, the Company has experienced several changes in key accounting personnel as part of its restructuring initiatives, as well as the transition of certain accounting functions from Orlando, Florida to Southfield, Michigan. Our management team will need to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.
A decline in the rate of growth of the staffing and home care industries, or negative growth, could adversely affect us by reducing sales, thereby resulting in less cash being available for the payment of operating expenses, debt obligations and to pursue our strategic plans.

We believe the staffing industry, including both medical and non-medical staffing, is a large and growing market. The growth in medical staffing is being driven by the shrinkage in the number of healthcare professionals at the same time as the demand for their services is increasing. Healthcare providers are increasingly using temporary staffing to manage fluctuations in demand for their services. Growth in non-medical staffing is driven by companies seeking to control personnel costs by increasingly using temporary employees to meet fluctuating personnel needs. Our business strategy is premised on the continued and consistent growth of the staffing and home care industries. A decline in the rate of growth of the staffing and home care industries, or negative growth, could adversely affect us by reducing sales, resulting in lower cash collections. Even if we were to pursue cost reductions in this event, there is a risk that less cash would be available to us to pay operating expenses, in which case we may have to contract our existing businesses by abandoning selected product or service offerings or geographic markets served, as well as to modify or abandon our present business strategy. We could have less cash available to pay our short and long-term debt obligations as they become due, in which event we could default on our obligations. Even if none of these events occurred following a negative change in the growth of the staffing and home care industries, the market for our shares of Common Stock could react negatively to a decline in growth or negative growth of these industries, potentially resulting in the diminished value of our Company’s Common Stock.
Sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance.
We have a number of contractual arrangements with governmental programs and private insurers, although no individual arrangement accounted for more than 10% of our net revenues for the fiscal years ended March 31, 2007, 2006, or 2005. Nevertheless, sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance.
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
The Company competes in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could harm our net revenue and results of operations. Many of the Company’s competitors and potential competitors relative to the Company’s products and services in the areas of durable medical equipment, and oxygen and respiratory services, have more capital, substantial marketing, and technical resources and expertise in specialized financial services than does the Company. These competitors include: on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMO’s or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than the Company to emerging market changes or changes in customer needs. In addition, certain of our competitors may have or may obtain significantly greater financial and marketing resources than we may have. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our durable medical equipment, mail order pharmacy and related businesses.
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
The failure to implement the Company’s business strategy may result in our inability to be profitable and adversely impact the value of our Common Stock.
We anticipate that the Company will continue to pursue an aggressive internal growth strategy, which will depend, in large part, upon our ability to develop and expand the Company’s businesses. We believe that the failure to implement an aggressive growth strategy, or a failure to successfully integrate recently acquired businesses, may result in our inability to be profitable, because our business plan is premised on, among other things, capitalizing on the economies of scale presented by spreading our cost structure over a wider revenue base. Our inability to achieve profitability could adversely impact the value of our Common Stock.
We cannot predict the impact that the registration of the shares may have on the price of the Company’s shares of Common Stock.
We cannot predict the effect, if any, that sales of, or the availability for sale of, shares of our Common Stock by the selling security holders pursuant to a prospectus or otherwise will have on the market price of our securities prevailing from time to time. The possibility that substantial amounts of our Common Stock might enter the public market could adversely affect the prevailing market price of our Common Stock and could impair our ability to fund acquisitions or to raise capital in the future through the sales of securities. Sales of substantial amounts of our securities, including shares issued upon the exercise of options or warrants, or the perception that such sales could occur, could adversely effect prevailing market prices for our securities.
Ownership of our stock is concentrated in a small group of security holders who may exercise substantial control over our actions to the detriment of our other security holders.
There are four shareholders of the Company, after elimination of duplication due to attribution resulting from application of the beneficial ownership provisions of the Securities Exchange Act of 1934, as amended, including John E. Elliott II, Chairman of the Board of Directors, who are beneficial owners of 5% or more of the Company’s shares of Common Stock outstanding as of March 31, 2007. These shareholders collectively own 38% of our shares of Common Stock outstanding as of March 31, 2007. This concentrated ownership of our Common Stock gives a few security holders the ability to control our Company and the direction of our business as to matters requiring shareholder approval, such as mergers, certain acquisitions, asset sales and other significant corporation transactions. This concentrated ownership may prevent other shareholders from influencing the election of directors and other significant corporate decisions, to the extent that these four shareholders vote their shares of Common Stock together.
The price of our Common Stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our Company.
The market price of our Common Stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our Common Stock will fluctuate in the future. Since the reverse merger on May 10, 2004, the closing price of our Common Stock, as quoted by the OTC Bulletin Board and the American Stock Exchange (AMEX) beginning July 3, 2006, has fluctuated from a low of $.60 to a high of $3.49. From March 31, 2006 through June 27, 2007, our Common Stock has fluctuated from a low of $1.16 to a high of $3.48. Slow demand for our Common Stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our Common Stock, an investor may be unable to resell shares of our Common Stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
Resale of our securities by any holder may be limited and affected by state blue-sky laws, which could adversely affect the price of our securities and the holder’s investment in our Company.
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
A total of approximately 19.5 million warrants to purchase 19.5 million shares of our Common Stock are issued and outstanding as of March 31, 2007. In addition, approximately 2.8 million warrants to purchase 2.8 million shares of our Common Stock were issued in May 2007. The market price of our Common Stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the Common Stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants, including Classes A, B-1 and B-2 Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We have granted stock options to certain management employees and directors as compensation which may depress our stock price and result in dilution to our common security holders.
As of March 31, 2007, options to purchase approximately 7.4 million shares of our Common Stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved). The market price of our Common Stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the Common Stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of options may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
We are dependent on our affiliated agencies and our internal sales force to sell our services and products, the loss of which could adversely affect our business.
We largely rely upon our affiliated agencies to sell our staffing and home care services and on our internal sales force to sell our durable medical equipment and pharmacy products. Arcadia Services’ affiliated agencies are owner-operated businesses. The office locations maintained by our affiliated agencies are listed on our Company’s website. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which state performance requirements of the affiliated agencies. Our affiliated agencies and internal sales force operate in particular defined geographic regions. Our employees provide the services to our customers and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents which could cause our operating costs to increase and our sales to fall in the interim.
Our recurring losses from operations have caused us to receive a going concern opinion from our independent auditors, which could negatively affect our business and results of operation.
After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2007, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to recurring losses from operations, which could adversely impact our ability to raise additional capital. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management anticipates that the Company will require additional financing to fund operating activities during fiscal 2008. The Company’s new management team is exploring various alternatives for raising additional capital, including potential divestitures of non-strategic businesses, seeking new debt or equity financing, and pursuing joint venture arrangements. To the extent that seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its current business strategy. Additionally, the Company must continue to satisfy the listing standards of the American Stock Exchange. Although the Company has received no notification of any adverse action, the American Stock Exchange, as a matter of policy, will consider the suspension or delisting of any security when, in the opinion of the Exchange the financial condition and/or operating results of the issuer appear to be unsatisfactory.
In connection with our evaluation of internal controls over financial reporting as required by Section 404 under the Sarbanes-Oxley Act of 2002, we identified certain material weaknesses, which could impact our ability to provide reliable and accurate financial reports and prevent fraud. We could fail to meet our financial reporting responsibilities in future reporting periods if these weaknesses are not remediated timely, or if any future failures by us to maintain adequate internal controls over financial reporting result in additional material weaknesses.
Section 404 of the Sarbanes-Oxley Act of 2002 requires detailed review, documentation and testing of our internal controls over financial reporting. This detailed review, documentation and testing includes the assessment of the risks that could adversely affect the timely and accurate preparation of our financial statements and the identification of internal controls that are currently in place to mitigate the risks of untimely or inaccurate preparation of these financial statements. The Company was required to comply with the requirements of Section 404 for the first time in fiscal 2007. As part of this first-year review, management identified several control deficiencies that represent material weaknesses at March 31, 2007. The Public Company Accounting Oversight Board has defined “material weakness” as “a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although the Company is implementing remedial controls, if we fail to remedy these material weaknesses in a timely manner, or if we fail in the future to maintain adequate internal controls over financial reporting which result in additional material weaknesses, it could cause us to improperly record our financial and operating results and could result in us failing to meet our financial reporting responsibilities in future reporting periods.

We may not be able to secure the additional financing to fund operating activities through the end of fiscal year 2008, which would raise substantial doubt about our ability to continue as a going concern and would have a material adverse effect on our business and prospects.
Management anticipates that we will require additional financing to fund operating activities during fiscal 2008 as described under the section entitled “Liquidity and Capital Resources.” The Company’s new management team has developed a business plan that addresses operations, the expectation of positive cash flow and alternatives for raising additional capital, including potential divestitures of non-strategic businesses, restructuring existing short-term indebtedness and/or seeking new debt or equity financing, and pursuing joint venture arrangements. To the extent that restructuring existing short-term indebtedness, seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows, and we cannot guarantee that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise substantial doubt about our ability to continue as a going concern, which would have a material adverse effect on our businesses and prospects.
Our financial results could suffer as a result of the goodwill and intangible asset impairment expense recognized for the year ended March 31, 2007.
As of March 31, 2007, a goodwill impairment expense of $17,197,000 was recognized in the Products reporting unit and an additional customer relationships impairment expense of $1,457,000 was recognized in the Products reporting unit, for total impairment expense in the Products reporting unit of $18,654,000. Depending upon the outcome of our restructuring initiatives, the carrying values of goodwill and other intangible assets could continue to be negatively impacted. We will perform impairment tests periodically, and at least annually, in the future. Whenever we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would, therefore, require adjustment. Such adjustment would result in a non-cash charge to our operating income in that period, which could harm our financial results.
Our financial results could suffer if the goodwill and other intangible assets we acquired in our acquisition of PrairieStone Pharmacy, LLC become impaired, or as a result of costs associated with the acquisition.
Primarily as a result of our acquisition of PrairieStone Pharmacy, LLC, approximately 53% of our total assets are goodwill and other intangibles as of March 31, 2007, of which approximately $33.3 million is goodwill and $29.0 million is other intangibles. In accordance with the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. Management is contemplating cost reduction initiatives that may result in the closure or sale of certain non-strategic businesses. Depending upon the outcome of such initiatives, the carrying values of goodwill and other intangible assets could be negatively impacted. When we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would, therefore, require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results. In addition, we believe that we may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters after the acquisition was completed, to reflect costs associated with integrating PrairieStone. It is possible that we will incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.
We have a history of operating losses and negative cash flow that may continue into the foreseeable future.
We have a history of operating losses and negative cash flow. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and could adversely affect our ability to meet the financial covenants contained in our credit agreement with our financial institution. Further, if we continue to incur operating losses and negative cash flow we may have to implement significant cost cutting measures which could include a substantial reduction in work force, location closures, and/ or the sale or disposition of certain subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. Our acquisitions may not create the benefits and results we expect, adversely affecting our strategy to achieve profitability. To achieve profitability, we will also need to, among other things, effectively integrate our acquisitions, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
We may not be able to meet the financial covenants contained in our credit facility, and we may not be able to obtain a waiver for such violations.
Under our existing credit facility, we are required to adhere to certain financial covenants. As of March 31, 2007, the Company was not in compliance with certain covenants and received a waiver from the lender. If there are future covenant violations and we do not receive a waiver for such future covenant violations, then our lender could declare a default under the credit facility and, among other actions, increase our borrowing costs and demand the immediate repayment of the credit facility. If such demand is made and we are unable to refinance the credit facility or obtain an alternative source of financing, such demand for repayment would have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
In addition to the financial covenants, our existing credit facility with Comerica Bank includes a subjective acceleration clause and requires the Company to maintain a lockbox. Currently, the Company has the ability to control the funds in the deposit account and determine the amount issued to pay down the line of credit balance. The bank reserves the right under the security agreement to request that the indebtedness be on a remittance basis in the future, whether or not an event of default has occurred. If the bank exercises this right, then the Company would be forced to use its cash to pay down this indebtedness rather than for other needs, including day-to-day operations, expansion initiatives or the pay down of debt which accrues at a higher interest rate.
The disposition of businesses that do not fit with our evolving strategy can be highly uncertain.
We will continue to evaluate the potential disposition of assets and businesses that are not profitable or are no longer consistent with our strategic objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. There is also a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Conversely, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and, therefore, may have potentially sacrificed enterprise value.
The Centers for Medicare and Medicaid Services (“CMS”) recently announced a competitive bidding program related to durable medical equipment. The program will operate within the ten largest metropolitan areas during 2008 and then be expanded to 70 additional areas in 2009. As a durable medical equipment vendor, the competitive bidding program could result in loss of revenue due to over-bidding by the Company and will increase the compliance costs.
Starting in 2007, Medicare is scheduled to begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program is to begin in 10 high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. The Medicare Modernization Act of 2003 permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. On April 24, 2006, CMS issued proposed regulations regarding the implementation of competitive bidding. The proposed regulations include, among other things, proposals regarding how CMS will determine in which MSAs to initiate the program, conditions to be met for awarding contracts, and the “grandfathering” of existing oxygen and other HME agreements with beneficiaries if a supplier is not selected. The proposed regulations also would revise the methodology CMS would use to price new products not included in competitive bidding. The proposed regulations do not provide many of the details needed to assess the impact that competitive bidding and other elements of the rule will have on our business. Until the regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented. At this time, we do not know which of our products will be subject to competitive bidding, nor can we predict the impact that it will have on our business.
Several anti-takeover measures under Nevada law could delay or prevent a change of our control, despite such change of control being in the best interest of the holders of our shares of Common Stock.
Several anti-takeover measures under Nevada law could delay or prevent a change of our control, despite such change of control being in the best interest of the holders of our shares of Common Stock. This could make it more difficult or discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise. This could negatively impact the value of an investment in our Company, by discouraging a potential suitor who may otherwise be willing to offer a premium for shares of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
We do not own any real estate or improvements. Our The Company and its subsidiaries presently occupy leased space including the locations listed in the following table:

Street Address	City	State	Zip Code
Corporate Offices

26777 Central Park Blvd., Ste. 200	Southfield	Michigan	48076
405 5th Avenue South, Ste. 6	Naples	Florida	34102
801 N. Magnolia Avenue, Ste. 210 & 450	Orlando	Florida	32803

Products Locations

1810 Decatur Highway, Ste. 124	Fultondale	Alabama	35068
3592 Lorna Ridge Drive	Hoover	Alabama	35216
531 5th Street, Unit B	San Fernando	California	91340
955 E. 58th Ave., Unit O	Denver	Colorado	80216
2828 South McCall Road, Suite 26	Englewood	Florida	34224
13850 Treeline Avenue South	Ft. Myers	Florida	33913
6900 Phillips Hwy, Ste. 23	Jacksonville	Florida	32216
105 N. Lakeshore Way	Lake Alfred	Florida	33850
1050 Corporate Avenue, Unit 105	North Port	Florida	34289
1455 Railhead Road, Ste. 28	Naples	Florida	34110
5355 McIntosh Road, Ste. C	Sarasota	Florida	34233
5935 US 27 N., Suite 105	Sebring	Florida	33870
2840 Scherer Drive, Ste. 425	St. Petersburg	Florida	33716
221A Pat Haralson Memorial Drive	Blairsville	Georgia	30512
590 Historic Hwy. 441N	Demorest	Georgia	30535
1651 Thompson Vr Rd. NW	Gainesville	Georgia	30501
310 E. 41st Street	Savannah	Georgia	31401
200 Technology Court, Ste. 300	Smyrna	Georgia	30082
111 Erick Street	Crystal Lake	Illinois	60014
1126 Wall Street	Jacksonville	Illinois	62650
1665 Quincy Ave., Unit 111	Naperville	Illinois	60540
2201 West Townline, Suite F	Peoria	Illinois	61615
381 Kairns Drive	Crown Point	Indiana	46307
1600 Kepner Dr.	Lafayette	Indiana	47905
61 West Main Street	Rossville	Indiana	46065
868 Hwy. 15 South	Jackson	Kentucky	41339
3306 Clays Mill Road, Suite 104 D3 & D4	Lexington	Kentucky	40503
762 Summa Avenue	Westbury	New York	11590
1635 North Bridge Street	Elkin	North Carolina	28621
9801 West Kincey Ave., Ste 170	Huntersville	North Carolina	28078
101 North Third Street	Mebane	North Carolina	27302
496 B. N. Main Street	Mount Airy	North Carolina	27030
186 West Independence Blvd	Mount Airy	North Carolina	27030
3851 Hwy 64 East, Ste. 4	Murphy	North Carolina	28906
46 Boone Trail	North Wilkesboro	North Carolina	28659
1760 Jonestown Road, Ste. 100	Winston-Salem	North Carolina	27103
416A Robertson Blvd.	Waterboro	South Carolina	29488
606 East Stuart Drive	Galax	Virginia	24333

Retail Locations

3200 Old Boynton Road	Boyton Beach	Florida	33436
6225 E. State Road 64	Bradenton	Florida	34208

Street Address	City	State	Zip Code
5851 NW 177th Street	Hialeah	Florida	33015
2300 W. Atlantic Blvd	Pompano Beach	Florida	33069
3501 34th Street South	St. Petersburg	Florida	33711
7700 Brush Hill, Suite 240	Burr Ridge	Illinois	60527
32123 Gratiot Avenue	Roseville	Indiana	48066
2100 Southfield	Lincoln Park	Michigan	48146
18320 Middlebelt Road	Livonia	Michigan	48152
27600 Novi Road	Novi	Michigan	48377
14100 Lakeside Circle	Sterling Heights	Michigan	48313
300 W. 14 Mile Road	Troy	Michigan	48083
2701 Carlisle Blvd NE	Albuquerque	New Mexico	87110
200 West Interstate 20	Midland	Texas	79701

Services Locations

4350 Fowler Street #1B	Ft. Myers	Florida	33901
3840 E. Packard , Suite 160	Ann Arbor	Michigan	48108
1532 Opdyke Road, Ste. 400	Auburn Hills	Michigan	48326
5350 E. Beckley Road	Battle Creek	Michigan	49015
6540 Millenium Drive, Ste. 160	Lansing	Michigan	48917
535 N. Clippert Ste. 2	Lansing	Michigan	48912
1787 W. Genessee, Suite A	Lapeer	Michigan	48446
18706 Eureka Road	Southgate	Michigan	48195
34869 Mound Road	Sterling Heights	Michigan	48310
380 Maple Avenue West, Ste. 204	Vienna	Michigan	22180
770 Patton Avenue, Ste. F	Asheville	North Carolina	28806
6320 Angus Drive, Ste. D	Raleigh	North Carolina	27617
1033 Randolph Street, Suite 21	Thomasville	North Carolina	27360
1650 W. Market Street, Ste. 27	Akron	Ohio	44313
1 Commerce Park Square, 23210 Chagrin Blvd., Ste. 101	Beachwood	Ohio	44122
762 Independence Blvd., Suite 798	Virginia Beach	Virginia	23455

Products and Services Locations

7990 Grand River, Suite C	Brighton	Michigan	48114
10 Vans Avenue, Ste. 4 & 6	Coldwater	Michigan	49036
3029 Page Avenue	Jackson	Michigan	49203
5413 S. Westnedge Ave., Ste. A	Kalamazoo	Michigan	49002
26431 Southfield Rd.	Lathrup Village	Michigan	48076
728 Pleasant Street, Ste. 4	St. Joseph	Michigan	49085
105 Mall Boulevard, Suite 283W	Monroeville	Pennsylvania	15146

Pharmacy Locations

2024 Hollywood Blvd	Hollywood	Florida	33020
3524 Park Plaza Road	Paducah	Kentucky	42001
2800 Campus Drive, Ste. 30	Plymouth	Minnesota	55441

Clinics Locations

6309 Lima Road	Fort Wayne	Indiana	46818
5909 Illinois Road	Fort Wayne	Indiana	46804
2507 Chester Blvd	Richmond	Indiana	47374
2425 Alpine Avenue	Grand Rapids	Michigan	49544
3757 Plainfield Avenue	Grand Rapids	Michigan	49525
5500 Clyde Park Avenue SW	Wyoming	Michigan	49509
1701 N. Green Valley Parkway	Henderson	Nevada	89074
9425 W. Desert Inn Road	Las Vegas	Nevada	89117
160 Summit Avenue	Montvale	New Jersey	07645

ITEM 3. LEGAL PROCEEDINGS
We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the quarter ended March 31, 2007.
Part II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Shares of our Common Stock are currently quoted on the American Stock Exchange (“AMEX”) under the symbol “KAD.” Prior to July 3, 2006, shares of our Common Stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices for our Common Stock for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. There is no established public trading market for any of our warrants, options or any other securities.

		Bid Price
Fiscal Year	Period	High	Low

Fiscal Year ended March 31, 2007	Fourth Quarter ended March 31, 2007	$2.37	$1.77
	Third Quarter ended December 31, 2006	$3.38	$2.06
	Second Quarter ended September 30, 2006 (1)	$3.48	$2.19
	First Quarter ended June 30, 2006	$3.29	$2.14

Fiscal Year ended March 31, 2006	Fourth Quarter ended March 31, 2006	$3.53	$2.36
	Third Quarter ended December 31, 2005	$2.90	$2.48
	Second Quarter ended September 30, 2005	$2.80	$2.06
	First Quarter ended June 30, 2005	$2.46	$1.74

(1)	On July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to “KAD.”
There is no established market for our Classes A, B-1 and B-2 Warrants. The Company’s respective warrants are not quoted by the American Stock Exchange, nor are they listed on any exchange. We do not expect our warrants to be quoted by the American Stock Exchange or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of, our warrants.
There are approximately 310 record holders of our Common Stock as of June 27, 2007. The number of record holders of our Common Stock excludes an estimate of the number of beneficial owners of Common Stock held in street name, totaling approximately 26 million shares. The transfer agent and registrar for our Common Stock is National City Bank, 629 Euclid Avenue, Suite 635, Cleveland, Ohio 44114 (216-222-2537).
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

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated summary financial data is set forth in the table below. Results for the period from April 1, 2004 to May 9, 2004 and the years ended March 31, 2004 and 2003 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the years ended March 31, 2007 and 2006 and for the period from May 10, 2004 to March 31, 2005 are those of the Successor entity as described below subsequent to the reverse merger transaction. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
The “Predecessor” entity is Arcadia Services, Inc. and its subsidiaries. On May 7, 2004, RKDA acquired Arcadia Services, Inc. This acquisition, which preceded the RKDA reverse merger, was accounted for as a purchase transaction. The “Successor” entity is the combined company resulting from the RKDA reverse merger, including “old” Critical Home Care, Inc., RKDA, Arcadia Services and its subsidiaries, Arcadia RX and all other entities purchased subsequent to the reverse merger through March 31, 2007. Results for periods up to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for periods after May 10, 2004 are those of the Successor entity as described above subsequent to the reverse merger transaction.

	Successor			Predecessor
		Year Ended	Period from	Period from	Year Ended	Year Ended
(in thousands, except per	Year Ended March 31,	March 31,	May 10, 2004 to	April 1, 2004 to	March 31,	March 31,
share data)	2007	2006	March 31, 2005	May 9, 2004	2004	2003

Revenues, net	$158,411	$130,929	$95,855	$9,487	$78,359	$76,276
Cost of revenues	106,008	87,564	67,050	6,906	56,205	53,822

Gross profit	52,403	43,365	28,805	2,581	22,154	22,454

Selling, general and administrative expenses	65,288	43,174	32,264	2,102	18,424	18,172
Goodwill and intangible asset impairment	22,921	—	707	16	—	—
Depreciation and amortization	4,256	2,326	1,458	—	—	—

Operating income (loss)	(40,063)	(2,135)	(5,624)	463	3,730	4,282

Other expenses (income)	—	—	(87)	—	—	—
Interest expense (income), net	3,572	2,457	2,174	—	(2)	(1)

Total other expenses, net	3,572	2,457	2,087	—	(2)	(1)

Net income (loss) before income tax expense (benefit)	(43,634)	(4,592)	(7,711)	463	3,732	4,283
Income tax expense	138	119	186	—	—	—

Net income (loss)	$(43,772)	$(4,711)	$(7,897)	$463	$3,732	$4,283

Pro forma income tax expense from tax status change	—	—	—	158	1,269	1,456
Pro forma income after income tax from tax status change	—	—	—	$305	$2,463	$2,827
Income (loss) per share:
Basic	$(0.48)	$(0.06)	$(0.11)	$0.49	$3.94	$4.52
Diluted	$(0.48)	$(0.06)	$(0.11)	$0.49	$3.94	$4.52
Pro forma income (loss) per share:
Basic	—	—	—	$0.32	$2.60	$2.98
Diluted	—	—	—	$0.32	$2.60	$2.98
Weighted average number of shares:
Basic	91,433	83,834	72,456	948	948	948
Diluted	91,433	83,834	72,456	948	948	948

	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Total current assets	$41,922	$32,322	$24,536	$13,612	$12,325
Working capital	1,210	19,734	10,032	9,069	8,874
Total assets	117,228	85,151	55,593	17,203	14,999
Total long-term debt, including current maturities	46,890	19,772	22,825	430	2
Total liabilities	63,144	28,107	30,071	4,973	3,453
Total stockholders’ equity	54,084	57,044	25,522	12,230	11,546

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautonary Statement Concerning Forward-Looking Statements
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows; although management believes that the Company’s short-term cash needs can be adequately sourced, we cannot assure that such additional sources of financing will be available on acceptable terms, if at all, and an inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise doubts about our ability to continue as a going concern; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) other unforeseen events that may impact our business; (14) our ability to successfully integrate acquisitions; and (15) the ability of our new management team to successfully pursue its business plan and the risk that the Company may be required to enact restructuring measures in addition to those announced on March 30, 2007.
Overview
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company has five distinct segements: Services, Products (Durable Medical Equipment or “DME”), Retail, Pharmacy and Clinics. The Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the Services segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Products segment markets, rents and sells products and equipment across the United States including a catalog out-sourcing and product fulfuillment business which sells various medical equipment product offerings. In addition, the Retail segment includes operations which sell medical equipment at certain Sears and Wal-Mart retail locations. The Company is in the process of disposing of this portion of the Retail segment in order to focus exclusively on the catalog business. The Pharmacy segment provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, the Company offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, DailyMed™, an exclusive retail pharmacy benefit network and an 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies. The Clinics segment is a new business venture launched in fiscal 2007 focused on establishing non-emergency medical care facilities in retail location host sites.
The Company generated the following tabular progression of net sales by quarter during fiscal 2007 and 2006. There were no material changes in sales prices from the quarter ended June 30, 2005 to the quarter ended March 31, 2007 to contribute to the changes in revenues. See Results of Operations and Liquidity and Capital Resources.

		Increase (decrease)	Increase (decrease)
		from prior	from same
Net sales by quarter:	(in millions)	quarter	quarter prior year

First quarter ended June 30, 2005	$30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%
Third quarter ended December 31, 2005	33.3	1.8%	18.5%
Fourth quarter ended March 31, 2006	34.2	2.7%	19.6%
First quarter ended June 30, 2006	37.6	9.9%	22.5%
Second quarter ended September 30, 2006	41.4	10.3%	26.8%
Third quarter ended December 31, 2006	41.0	(0.9)%	23.2%
Fourth quarter ended March 31, 2007	38.4	(6.8)%	10.9%
Growth Strategy
Historically, we have pursued a strategy of growth through acquisitions. With our new approach to both in-home health are and retail/employer services, we intend to focus on an organic growth strategy to capitalize on customer demand for a larger array of integrated home care services by obtaining greater penetration within existing markets and to expand service offerings by cross selling home care patients with personal services, DailyMed™ and some durable medical equipment products. In addition, we will cross sell additional pharmacy and clinic services to retail customers that participate in our proprietary pharmacy benefit network and DailyMed™.
To date, our growth strategy has primarily encompassed expansion of our business by acquisition. In line with this strategy, during the period from May 10, 2004 to March 31, 2007, we completed 27 acquisitions. During the year ended March 31, 2007, the Company purchased the operations of six entities, as more fully described in the footnotes to the consolidated financial statements. The total amounts assigned to assets and liabilities for those operations purchased during the year ended March 31, 2007 are as follows:

Description of assets acquired and liabilities assumed:
Current assets	$2,823,000
Property and equipment	3,067,000
Intangible assets	16,937,000
Liabilities	(7,409,000)
Goodwill	23,883,000

$39,301,000

(The above includes the acquisition of Pinnacle EasyCare, LLC, which had no operations at the time of acquisition. For accounting purposes, this acquisition was not considered a business combination.)
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
Identified below are some of the more significant accounting policies followed by Arcadia in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see “Note 1 – Description of Company and Significant Accounting Policies” in the notes to consolidated financial statements.

Revenue Recognition
In general, the Company recognizes revenue when all revenue recognition criteria are met,which typically is when:
•	Evidence of an arrangement exists

•	Services have been provided or goods have been delivered

•	The price is fix or determinable

•	Collection is reasonably assured.
Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery.
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A provision for contractual adjustments is recorded as a reduction to net patient services revenues and consists of a) the difference between the payer’s allowable amount and the customary billing rate; and b) services for which payment is denied by governmental or third-party payors or otherwise deemed non-billable. The Company records the provision for contractual adjustments based on a percentage of revenue using historical data. Due to the complexity of many third-party billing arrangements, adjustments are sometimes made to amounts originally recorded. These adjustments are typically identified and recorded upon cash receipts or claim denial.
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
Goodwill and Intangible Assets
Goodwill is assessed for impairment on an annual basis, or more frequently if circumstances warrant, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. We have five distinct reporting units, which are consistent with the reportable segments identified in the footnotes to the consolidated financial statements. The reporting units are as follows: Services, Products, Retail, Pharmacy and Clinics. Each reporting unit represents a distinct business unit that offers different products and services. Management monitors each unit separately.
SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, we compare the estimated fair value of each reporting unit to its carrying value. We determine the estimated fair value of each reporting unit using a combination of the income approach and the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we are required to perform the second step to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.
SFAS No. 142 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life.

The income approach, which we use to estimate the fair value of our reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of our reporting units.
Income Taxes
Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance periodically. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain.
Internal Revenue Code Section 382 rules limit the utilization of net operating losses following a change in control of a company. It has been determined that a change in control of Arcadia has taken place. Therefore, Arcadia’s ability to utilize certain net operating losses generated by Critical Home Care will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the respective net operating losses. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time as they are considered more likely than not to be realized.
Results of Operations — Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

	Years Ended
	March 31,
	2007	2006

Revenues, net	$158,411,000	$130,929,000
Cost of revenues	106,008,000	87,563,000

Gross profit	52,403,000	43,366,000

Selling, general and administrative expenses	65,288,000	43,175,000
Depreciation and amortization	4,256,000	2,326,000
Goodwill and intangible asset impairment	22,921,000	—

Total operating expenses	92,465,000	45,501,000

Operating loss	(40,063,000)	(2,135,000)

Interest expense (income), net	3,572,000	2,457,000

Net loss before income tax expense	(43,634,000)	(4,592,000)
Income tax expense	138,000	119,000

Net loss	$(43,772,000)	$(4,711,000)

Weighted average number of shares — basic and diluted (in thousands)	91,433	83,834
Net loss per share — basic and diluted	$(0.48)	$(0.06)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the years ended March 31:

		% of Total		% of Total
	2007	Revenue	2006	Revenue

Revenues, net:
Services	$121,505,000	76.7%	$110,152,000	84.1%
Products	23,589,000	14.9	14,758,000	11.3
Retail	4,022,000	2.5	3,663,000	2.8
Pharmacy	9,236,000	5.8	2,356,000	1.8
Clinics	59,000	0.0	—	—

	$158,411,000	100.0%	$130,929,000	100.0%

Cost of revenues:
Services	$89,387,000		$80,340,000
Products	6,619,000		3,872,000
Retail	1,972,000		1,613,000
Pharmacy	7,314,000		1,738,000
Clinics	716,000		—

	$106,008,000		$87,563,000

		Gross		Gross
		Profit %		Profit %
Gross profits:
Services	$32,118,000	26.4%	$29,812,000	27.1%
Products	16,970,000	72.0	10,886,000	73.8
Retail	2,050,000	51.0	2,050,000	56.0
Pharmacy	1,922,000	20.8	618,000	26.2
Clinics	(657,000)	—	—	—

	$52,403,000	33.1%	$43,366,000	33.1%

Net revenue was $158,411,000 for the year ended March 31, 2007 compared to $130,929,000 for the year ended March 31, 2006, an increase of $27,482,000 or 21.0%. Cost of revenues for the year ended March 31, 2007 was $106,008,000 resulting in a gross profit of $52,403,000 or 33.1% of revenues. Cost of revenues for the year ended March 31, 2006 was $87,563,000 resulting in a gross profit of $43,366,000 or 33.1% of revenues. With the expansion of the durable medical equipment operations (Products segment) and the pharmacy operations (Pharmacy segment), the revenue mix continues to change, but the Services segment revenue remains the largest revenue source for the Company. The cost of revenues in the Services and Clinics segment are primarily employee costs. The costs of revenue in the Products, Retail and Pharmacy segments are largely the cost of products and medication sold to patients, as well as, to a lesser extend, the services provided to patients and supplies used in the delivery of other rental products. The Products segment cost of revenues includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The Services segment revenues for the year ended March 31, 2007 were $121,505,000 compared to $110,152,000 for the year ended March 31, 2006, an increase of $11,353,000 or 10.3%. The increase in Services’ revenue was due to organic growth which was fairly consistent with prior year growth rates. The Services segment revenues as a percentage of total Company revenues decreased from 84.1% for the year ended March 31, 2006 to 76.7% for the year ended March 31, 2007. This decrease reflects the Company’s emphasis on growing the various other segments which have higher gross profit margins. The Services segment gross profit percentage remained fairly consistent in the year ended March 31, 2007 at 26.4% compared to 27.1% for the year ended March 31, 2006.
The Products segment revenues for the year ended March 31, 2007 were $23,589,000 compared to $14,758,000 for the year ended March 31, 2006, an increase of $8,831,000 or 59.8%. The increase is primarily due to the acquisitions of Alliance Oxygen and Medical Equipment, Inc. (July 12, 2006) and Lovell Medical Equipment, Inc. (August 25, 2006) during the year ended March 31, 2007 as well as a full year of revenue being generated from certain Products segment acquisitions during the year ended March 31, 2006, specifically O2 Plus (November 3, 2005) and Remedy Therapeutics, Inc. (January 27, 2006). The Products revenue as a percentage of total Company revenues increased from 11.3% for the year ended March 31, 2006 to 14.9% for the year ended March 31, 2007. This increase was due to management’s efforts to grow the Products segment, primarily through acquisition. The Products gross profit percentage remained fairly consistent at approximately 72.0% for the year ended March 31, 2007 compared to 73.8% for the year ended March 31, 2006.
The Retail segment revenues for the year ended March 31, 2007 were $4,022,000 compared to $3,663,000 for the year ended March 31, 2006, an increase of $359,000 or 9.8%. The Retail segment includes sites within Sears and Walmart stores as well as a mail-order catalog operation. The various Walmart locations were opened during the year ended March 31, 2007 and represent the primary reason for the increase in revenue. In March 2007, the Company decided to sell the Sears retail operations due to poor performance so the year ending March 31, 2008 will include nominal revenue from the Sears locations. The Retail segment gross profits for the year ended March 31, 2007 were $2,051,000 compared to $2,050,000 for the year ended March 31, 2006, an increase of less than 1%. The gross profit margin decreased from 56.0% for the year ended March 31, 2006 to 51.0% for the year ended March 31, 2007. The decrease in the gross profit margin reflects the change in the product mix with the Retail segment.
The Pharmacy segment revenues for the year ended March 31, 2007 were $9,236,000 compared to $2,356,000 for the year ened March 31, 2006, an increase of $6,880,000 or 292%. The Pharmacy segment includes the operations acquired through the Wellscripts, LLC acquisition in June 2006, the operations acquired through the PrairieStone acquisition in February 2007, as well as the mail order pharmacy operations of the Company that were already in place prior to these acquisitions. The increase in revenues is primarily due to the revenues generated subsequent the Wellscripts, LLC acquisition. The Pharmacy segment gross profits for the year ended March 31, 2007 were $1,922,000 compared to $617,000 for the year ended March 31, 2006, an increase of $1,305,000 or 211%. The increase in gross profit is consistent with the increase in revenues. The gross profit margin decreased from 26.2% for the year ended March 31, 2006 to 20.8% for the year ended March 31, 2007. The decrease in the gross profit margin reflects the change in the product mix and the difference in the acquired pharmacies’ operations.
For the year ended March 31, 2007, the Clinics segment revenues were $59,000 and its cost of revenues were $716,000. The Clinics segment consists of non-emergency care clinics in retail sites. The Company made a significant investment in developing these clinics beginning in the year ended March 31, 2007. This investment included staffing the newly opened clinics before the number of patient visits fully materialized. This resulted in a negative gross margin of $657,000. The clinics began generating revenue in the fiscal fourth quarter. As of March 31, 2007, 11 clinics were operational. Management intends to continue its investment in the Clinics segment and anticipates opening additional clinics throughout the year ending March 31, 2008.
Selling, General and Administrative
Selling, general and administrative expenses for the year ended March 31, 2007 were $65,288,000, or 40.9% of revenues, compared to $43,175,000, or 33.0% of revenues, for the year ended March 31, 2006, which represents a $22,019,000 or 50.2% increase in total selling, general and administrative expenses. The approximate increase by segment is as follows:

Products	$9,542,000
Corporate	4,375,000
Clinics	3,688,000
Services	2,412,000
Pharmacy	1,716,000
Retail	380,000

Total	$22,113,000

The increase in the Products segment selling, general and administrative expense was primarily due to a full year of expenses subsequent to the ten business acquisitions during the year ended March 31, 2006, two acquisitions during the year ended March 31, 2007, as well as an increase in bad debt expense related to the transition of the acquired businesses into Arcadia and an increase in headcount in existing stores as management focused on sales efforts to grow the Products segment.

The increase in Corporate selling, general and administrative expense was primarily due to severance compensation for the Company’s former COO, consulting expenses relating to the first-year Sarbanes-Oxley 404 efforts, increased professional fees and other increases for certain headcount as well as costs surrounding the implementation of the Company’s ERP system implemented during the third and fourth quarters 2007.
During 2007, the Company began developing the Clinic segment, which resulted in a significant increase in selling, general and administrative expenses in order to open new locations in the marketplace. This included an increase in highly compensated management and severance charges incurred at year end as part of the Company’s restructuring efforts.
The increase in the Services segment selling, general and administrative expense relates to an overall increase in headcount for sales, operations and certain back office functions. These increases were part of management’s efforts to increase the revenue of the segment.
The increase in the Pharmacy segment selling, general and administrative expense was due to the fiscal 2007 acquisitions of Wellscripts, LLC and PrairieStone.
The increase in the Retail segment selling, general and administrative expense relates to the increase in the number of stores through expansion in the Wal-Mart channel. As part of the on-going restructuring initiatives, these locations have been identified for possible closure in accordance with contractual terms, and management anticipates no additional Wal-Mart location-related selling, general and administrative expenses after the end of the third quarter 2008.
Overall, the Company’s selling, general and administrative expense increased as all segments expanded into new geographic locations, as legal fees increased due to the increased complexity of the Company’s organizational structure, and as compliance efforts relating to Sarbanes-Oxley 404 increased. In addition, additional expenses were incurred relating to licensure issues subsequent to certain acquisitions and to the integration of operations for all acquired entities into an overall central structure. Management anticipates operating expenses to decrease during the year ended March 31, 2008 as it works towards improving operating efficiencies subsequent to the period of rapid growth primarily through acquisition.
Depreciation and Amortization
The following summarizes depreciation and amortization expense for the years ended March 31:

	2007	2006

Depreciation – cost of revenues	$2,857,000	$1,100,000

Depreciation and amortization of property and equipment	$1,467,000	$781,000
Amortization of acquired intangible assets	2,789,000	1,545,000

Depreciation and amortization – operating expense	$4,256,000	$2,326,000

Depreciation expense included in cost of revenues, which represents depreciation related to equipment rented to patients, was approximately $2,857,000 for the year ended March 31, 2007 compared to $1,100,000 for the year ended March 31, 2006, an increase of $1,804,000 or 171%. The increase reflects the significant increase in equipment currently being rented by the Products segment, which is consistent with the growth in the Products segment revenue. The amount of rental equipment owned by the Company increased by approximately $3,443,000 during the year ended March 31, 2007. Rental equipment is depreciated over three years.
Total depreciation and amortization expense included in operating expenses was approximately $4,256,000 for the year ended March 31, 2007 compared to $2,326,000 for the year ended March 31, 2006, an increase of $1,930,000 or 83.0%. Depreciation and amortization of property and equipment was approximately $1,467,000 for the year ended March 31, 2007 compared to $781,000 for the year ended March 31, 2006, an increase of $686,000 or 87.7%. The increase reflects the increase in property and equipment subsequent to various current year acquisitions, as well as a full year of depreciation expense on property and equipment acquired as part of prior year acquisitions. Also, the Company made a significant investment in software during the year ended March 31, 2007, and software is depreciated over three years resulting in a significant increase in software depreciation expense. Finally, the Company accelerated the amortization expense associated with certain leasehold improvements at facilities which management decided to shut down, primarily the Sears retail sites included in the Retail segment. This contributed an additional $238,000 in amortization expense for the year ended March 31, 2007.
Amortization of acquired intangible assets was approximately $2,789,000 for the year ended March 31, 2007 compared to $1,545,000 for the year ended March 31, 2006, an increase of $1,245,000 or 80.6%. The increase reflects the increase in the various acquired intangible asset values, primarily customer relationships, subsequent to the various current year acquisitions, as well as a full year of amortization expense on acquired intangible assets assumed as part of prior year acquisitions.
Goodwill and Intangible Asset Impairment
No goodwill or intangible asset impairment expense was recognized for the year ended March 31, 2006. The following summarizes the goodwill and intangible asset impairment expense for the year ended March 31, 2007:

		Acquired Intangible
Acquisition	Goodwill	Assets	Total

Products reporting unit	$17,197,000	$1,457,000	$18,654,000
Wellscripts, LLC (“Wellscripts”)	2,050,000	908,000	2,958,000
Pinnacle EasyCare, LLC (“Pinnacle”)	—	965,000	965,000
Sears (retail sites)	344,000	—	344,000

Other	$19,591,000	$3,330,000	$22,921,000

Goodwill is tested for impairment at least annually in the fourth quarter after the annual forecasting process is completed. Operating profits and cash flows for the year ended March 31, 2007 were lower than expected in the Products segment. The projections for the next several years reflects this trend. In March 2007, a goodwill impairment expense of $17,197,000 was recognized in the Products reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows. In conjunction with the goodwill impairment analysis of the Product reporting unit, the Product intangible assets were also revalued based on the expected present value of future cash flows. This resulted in an additional customer relationships impairment expense of $1,457,000 being recognized in the Products reporting unit. The total impairment expense in the Products reporting unit recognized in conjunction with the annual analysis was $18,654,000.
On March 22, 2007, a subsidiary of the Company closed an agreement to sell all outstanding membership interests of Wellscripts back to Wellscripts former sole member who had originally sold the membership interest to the subsidiary on June 30, 2006. Subsequent to the sale of the outstanding membership interests of Wellscripts back to the former sole member of Wellscripts, the Company lost the majority of the customers in the geographic region served by this location. Management determined that the customer relationships acquired in conjunction with the originally acquisition, as well as the original goodwill, had been significantly impaired. During the fiscal fourth quarter, the Company recognized an impairment of goodwill of $2,050,000 and of the customer relationships of $908,000 resulting in a total impairment expense of $2,958,000. The impairment expense relates to the Pharmacy segment.
In conjunction with the Pinnacle acquisition in November 2006, the Company acquired a master lease agreement with a major retailer originally valued at $1,499,000. This agreement allowed for the opening of clinics at certain retail sites. As of March 31, 2007, the Company was in negotiations to sell its interest in Pinnacle back to the original sellers who had remained minority interest owners of Pinnacle. The Company will receive no future benefit under the master lease agreement, and as such, management determined that its investment in Pinnacle was impaired. The Company recognized an impairment expense of $965,000, and reduced the minority interest liability balance to $0. The impairment expense relates to the Clinics segment.

Interest Expense and Income
The following summarizes interest expense and income for the years ended March 31:

	2007	2006

Interest expense	$3,625,000	$2,523,000
Interest income	(53,000)	(66,000)

	$3,572,000	$2,457,000

Interest expense was $3,625,000 for the year ended March 31, 2007 compared to $2,523,000 for the year ended March 31, 2006, an increase of $1,102,000 or 43.7%. Interest income was $53,000 for the year ended March 31, 2007 compared to $66,000 for the year ended March 31, 2006, a decrease of $13,000 or 18.5%. The increase in interest expense is due to the increase in total interest bearing liabilities (lines of credit, long-term obligations, and capital leases) during the year ended March 31, 2007. As of March 31, 2007, the total balance of interest bearing liabilities was $46,890,000 compared to $19,772,000 at March 31, 2006, an increase of $27,118,000. The average balance of interest bearing liabilities (computed based on the balance at each year end divided by two) for the year ended March 31, 2007 was $33,331,000 compared to $21,299,000 for the year ended March 31, 2006, an increase of $12,033,000 or 56.5%. Borrowings from Jana Master Fund, Ltd. totaling $19,564,000 incurred during the year ended March 31, 2007 represent the primary reason for the net increase in interest bearing liabilities. These funds were primarily used for the Product segment acquisitions and the expansion of the Clinics segment.
Income Taxes
Income tax expense was $138,000 for the year ended March 31, 2007 compared to $119,000 for the year ended March 31, 2006, an increase of $19,000 or 16.3%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14,247,000 to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17,227,000 that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.

Results of Operations — Year Ended March 31, 2006 Compared to Year Ended March 31, 2005
The table below showing results of operations of April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the period from May 10, 2004 to March 31, 2005 and for the year ended March 31, 2006 are those of the combined Company resulting from the RKDA reverse merger, and other entities purchased subsequent to the reverse merger, presented on a consolidated basis (i.e., the Successor entity). The two companies, Predecessor and Successor, are combined to accommodate discussion and comparability between the years ended March 31, 2006 and 2005.

		Total	Successor	Predecessor
			Period from	Period From
			May 10, 2004	April 1, 2004
			To	To
	2006	2005	March 31, 2005	May 9, 2004

Revenues, net	$130,929,000	$105,341,000	$95,855,000	$9,486,000
Cost of revenues	87,563,000	73,956,000	67,050,000	6,906,000

Gross profit	43,366,000	31,385,000	28,805,000	2,580,000

Selling, general and administrative expenses	43,175,000	34,366,000	32,264,000	2,102,000
Depreciation and amortization	2,326,000	1,458,000	1,458,000	—

Goodwill and intangible asset impairment	—	723,000	707,000	16,000

Total operating expenses	45,501,000	36,547,000	34,429,000	2,118,000

Operating loss	(2,135,000)	(5,161,000)	(5,624,000)	463,000

Interest expense, net	2,457,000	2,087,000	2,087,000	—

Net loss before income tax expense	(4,592,000)	(7,248,000)	(7,711,000)	463,000
Income tax expense	119,000	186,000	186,000	—

Net loss	$(4,711,000)	$(7,434,000)	$(7,897,000)	$463,000

Weighted average number of shares — basic and diluted (in thousands)	83,834	72,456
Net loss per share — basic and diluted	$(0.06)	$(0.10)
Revenues, Cost of Revenues, and Gross Profit
Net sales were $130,929,000 for the year ended March 31, 2006 compared to $105,341,000 for the year ended March 31, 2005, representing an increase of 24%. The Company generated revenues from operations acquired since March 31, 2005 totaling 58% of the increase in sales, while internal growth of existing operations represented 10% of the increase in sales compared to the year ended March 31, 2005. There were no material changes in sales prices from the year ended March 31, 2005 to the year ended March 31, 2006, net of pharmacy-related pricing reductions, to contribute to the improvement in revenues.
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

The Company’s consolidated gross profit margin was 33.1% for the year ended March 31, 2006 compared to 29.8% for the year ended March 31, 2005. The Company’s acquisition and expansion into pharmacy and durable medical equipment operations in May 2004, addition of a mail-order catalog operation in May 2005 and initiation of its retail store concept in September 2005 resulted in changes to the consolidated gross profit margin of the Company. The Services segment revenues for the year ended March 31, 2006 were $110,151,000 and yielded a gross margin of 27.1% compared to $97,200,000 at a gross margin of 27.1% for the year ended March 31, 2005. The Products segment revenues for the year ended March 31, 2006 were $17,100,000 at a gross margin of 73.4% compared to revenues for the year ended March 31, 2005 of $8,100,000 at a gross margin of 61.8%. Cost of revenues for the Services segment are primarily employee costs, while cost of sales for the Products segment represents the cost of products and medications sold to patients and supplies used in the delivery of other rental products and services to patients, including the related depreciation of the equipment rented to patients. The components of the Retail segment were acquired or opened during the year ended March 31, 2006 and generated revenues of $3,663,000 at a 56.0% gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended March 31, 2006 were $43,175,000 or 33.1% of revenues versus $34,366,000 or 32.6% of revenues for the year ended March 31, 2005. The 26.2% increase is due primarily to changes in the Company’s mix of business. The selling, general and administrative expenses for the Services, Products and Retail segments were 22.0%, 66.7% and 84.4% of revenues for the year ended March 31, 2006, respectively as compared to 22.3%, 75.5% and 0% (no Retail segment in this period) for the year ended March 31, 2005. The Company recorded $4,600,000 in non-cash expenses during the year ended March 31, 2006, of which $1,100,000 are included in selling, general and administrative expenses compared to total non-cash expenses of $802,000 for the year ended March 31, 2005. The Company continues to incur expenses toward building an infrastructure for the Products segment and bolstering the existing Services segment infrastructure to accommodate recent and expected acquisitions, most of which are personnel and information systems related. The Company’s investment in its retail store concept incurred selling, general and administrative expenses of $1,100,000 during the year ended March 31, 2006, compared to none for the same period in the prior year.
Depreciation and Amortization Expense
Total depreciation and amortization expense was approximately $3,379,000 for the year ended March 31, 2006 compared to $1,458,000 for the year ended March 31, 2005. Depreciation expense related to equipment rented to patients of approximately $1,053,000 is included as a component of cost of sales for the year ended March 31, 2006 compared to none in the year ended March 31, 2005. The increase in depreciation expense relates primarily to the increase in the Company’s fleet of vehicles and equipment held for rental to patients, additional information systems technology and equipment benefiting the entire Company. Other intangibles were amortized based on their expected useful lives (3 to 30 years) which resulted in amortization expense of $1,545,000 for the year ended March 31, 2006 compared to $782,000 recorded in the year ended March 31, 2005.
Interest Expense and Income
Interest expense was $2,523,000 for the year ended March 31, 2006 compared to $2,172,000 for the year ended March 31, 2005. Of this total, Amortization of deferred debt discount was $933,000 for the year ended March 31, 2006 compared to $1,228,000 for the year ended March 31, 2005. Even though the Company paid down $22,800,000 in interest-bearing debt during the quarter ended September 30, 2005, the increase in interest expense is a result of borrowings resulting from the expansion of the Products segment along with acquisitions of the various entities. Total interest-bearing borrowings were $19,800,000 million at March 31, 2006 at rates ranging from 7.75% to 8.25% per annum compared to $22,800,000 at higher interest rates at rates ranging from 6.25% to 12% at March 31, 2005. The deferred debt discounts were generated by the attachment of warrants to two notes payable and a conversion feature attached to a third note payable. The Company fully amortized all of its outstanding debt discounts as of September 30, 2005 upon repayment of the related instruments. The deferred debt discounts have been amortized over the lives of the respective promissory notes, all of which were paid in full as of September 30, 2005.

Income Tax Expense
The Company had income tax expense of $119,000 for the year ended March 31, 2006 compared to $186,000 for the year ended March 31, 2005, primarily related to state income tax expenses. The Company has total net operating loss carryforwards for tax purposes of $7,200,000 that expire at various dates through 2026.
Liquidity and Capital Resources
The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively. The fiscal 2007 net loss included non-cash expenses totaling $37.3 million. During the year ended March 31, 2007, the Company used approximately $13.8 million of cash in operations and had approximately $3 million in cash and cash equivalents at March 31, 2007. Additionally, the Company’s debt agreements included provisions that allow certain of its lenders to, in their sole discretion, determine that the Company has experienced a material adverse change which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate significant improvement in the cash generated from operations but anticipate the need for additional capital during fiscal 2008.
Management has prepared projections for fiscal 2008 that anticipate an increase in revenue and reductions in monthly operating expenses. After a period of growth through acquisition, management intends to focus its efforts on improving operating efficiencies and reducing selling, general and administrative expenses while growing the developing businesses. The first step in this process includes certain restructuring initiatives, which the Board of Directors approved and the Company announced in March 2007. Management anticipates significant improvements in cash flows from operations during fiscal 2008 compared to fiscal 2007. Management anticipates strong growth in revenues from the Pharmacy and Clinic segments as well as continued steady growth in the Services segment. Management believes the significant cost reductions can be realized with certain administrative expenses, including accounting/consulting fees, legal costs, and facility costs. Management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize.
As described below, in May 2007, the Company raised $13 million through the sale of common stock. Additionally, in June 2007, the Company restructured a significant portion of its outstanding debt, which included the extension of the maturity date to June 30, 2008. Even after these two events, management anticipates that the Company will require additional financing to fund operating activities during fiscal 2008. The Company’s new management team is exploring various alternatives for raising additional capital, including potential divestitures of non-strategic businesses, seeking new debt or equity financing, pursuing joint venture arrangements and restructuring current clinic operating agreements. To the extent that seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt.
Although management believes that its efforts in obtaining additional financing will be successful, there can be no assurance that its efforts will ultimately be successful. The Company’s primary needs for liquidity and capital resources are the funding of operating and administrative expenses related to the management of the Company and its subsidiaries. Secondarily, through the year ended March 31, 2007, the Company continued to execute its long-term strategic growth plan, which includes internal growth at existing locations, expanded product offerings and synergistic integration of the Company’s types of businesses.
At March 31, 2007, the Company maintained $2,994,000 in cash and cash equivalents. Working capital, which represents current assets less current liabilities, was $1,210,000.
The following summarizes the Company’s cash flows for the past three fiscal years:

			Period from	Period From
	Year	Year	May 10, 2004	April 1, 2005
	Ended	Ended	To	To
	March 31, 2007	March 31,2006	March 31, 2005	May 9, 2004

Net income (loss)	$(43,772,000)	$(4,711,000)	$7,897,000	$463,000
Net cash used in operating activities	(13,779,000)	(7,385,000)	(7,074,000)	(545,000)
Net cash used in investing activities	(15,867,000)	(16,743,000)	(5,647,000)	(157,000)
Net cash provided by financing activities	32,110,000	23,247,000	14,134,000	703,000
Net increase (decrease) in cash and cash equivalents	2,464,000	(882,000)	1,412,000	—
Cash and cash equivalents at the end of the period	$2,994,000	$530,000	$1,412,000	$—
Net cash used in operating activities was $13,779,000 and $7,385,000 for the years ended March 31, 2007 and 2006, respectively, and $7,075,000 for the period from May 10, 2004 to March 31, 2005. The increase in the cash used during fiscal 2007 was primarily due the significant increase in the cash expenditures. Specifically, the Company incurred costs associated with the investment in the new Clinics segment as well as an increase in professional and legal fees. Further, the costs associated with recent acquisitions contributed to the increase in cash expenditures in the day-to-day operations. The increase in the cash used in operations was also due to a slowdown in cash collections primarily due to difficulties collecting receivables relating to recent acquisitions for various reasons, including licensure issues.
Net cash used in investing activities was $15,867,000 and $16,743,000 for the years ended March 31, 2007 and 2006, respectively, and $5,647,000 for the period from May 10, 2004 to March 31, 2005. Cash used in investing activities primarily includes net cash used for business acquisitions. The amount fluctuated based on the number of acquisitions and the portion of the total consideration paid in cash. Cash used in investing activities also includes cash used to purchase property and equipment. The increase in the purchase of equipment in fiscal 2007 was primarily due to the additional rental equipment acquired by the Products segment.
Net cash provided by financing activity was $32,110,000 and $23,247,000 for the years ended March 31, 2007 and 2006, respectively, and $14,134,000 for the period from May 10, 2004 to March 31, 2005. The Company has financed its expansion and acquisitions through a combination of debt and equity financing. The Company raised in excess of $30 million in fiscal 2006 through the sale of warrants and common stock. In fiscal 2007, the Company raised $9.7 million through the sale of common stock and raised an additional $23.6 million through the issuances of notes payable with the majority of this balance provided by one lender, Jana Master Fund, Ltd (“Jana”).
Gross accounts receivable at March 31, 2007 of approximately $41,737,000 represent accounts receivable from operations and from acquired entities. As of March 31, 2007, the Company’s net accounts receivable represented 81 days sales outstanding By type of revenue, as of March 31, 2007, the days sales outstanding for Services segment revenues were 79 days, the days sales outstanding for Products segment revenues were 131 days and days sales outstanding for Pharmacy segment revenues were 55 days. The Retail segment has minimal accounts receivable as its sales are primarily via charges to customers’ credit cards. The Company calculates its days sales outstanding as accounts receivable, net of the related allowance for doubtful accounts, divided by the net revenues for the preceding year.

The integration of acquisitions in the Products segment during the last two fiscal years has affected the related collection process due to the required re-working of licensure, specifically, the provider number changeover with payers after a change in ownership among other things. This licensure process can take up to a year depending on the laws and licensure requirements in the state of operations and the various payers involved. As of March 31, 2007, the Company has a total of $1.27 million or 9% of its DME receivables that were generated from ongoing operations from 2007 newly acquired locations. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the year ended March 31, 2007 was as follows:

Government-funded	28%
Institutions	44%
Commercial Insurance	11%
Private Pay	17%
As of March 31, 2007, the Company had total outstanding borrowings under its line of credit agreements of $23.0 million. The Company had approximately $1,100,000 available on its line of credit with Comerica Bank, which borrowings are contingent on the results of supporting borrowing base calculations. In addition, the Company’s line of credit with AmerisourceBergen Drug Corporation will increase from $2,500,000 to $4,000,000 in September 2007. Borrowings will be subject to PrairieStone satisfying certain borrowing base requirements and beginning in June 2007, PrairieStone achieving certain EBITDA targets. The Company was not in compliance with certain financial covenants relating to its line of credit agreement with Comerica Bank but received a waiver letter.
As of March 31, 2007, the Company had total long-term obligations of $22.2 million, of which $19.6 million is payable to Jana.
In May 2007, the Company sold 11,019,000 shares of common stock at $1.19 per share to various investors in a private placement for aggregate proceeds of $13,112,000. The investors also received a total of 2,755,000 warrants to purchase common stock at $1.75 per share for a period of seven years. In conjunction with this private placement, the Company paid a placement fee of $655,000. A portion of the proceeds were used to pay off $2,564,000 of outstanding debt due Jana and the Trinity Healthcare line of credit balance with Comerica Bank of $2,000,000. In addition, the Company paid $1,000,000 of the outstanding Comerica Bank line of credit.
In June 2007, the Company and Jana entered into an Amended and Restated Promissory Note relating to the $17,000,000 note dated November 30, 2006. The amended note extends the maturity date to June 30, 2008. Effective July 1, 2007, the interest rate shall be equal to the one year LIBOR rate plus 8%. If the outstanding balance of the note is reduced to less than $8,500,000, the interest rate will be reduced to the one year LIBOR rate plus 4%. Accrued unpaid interest on the outstanding principal balance shall be due and payable on June 30, 2007, and 50% of the accrued unpaid interest shall be due and payable on the following dates: September 30, 2007, December 31, 2007 and March 31, 2008. All remaining unpaid accrued interest shall be due and payable on the maturity date of June 30, 2008. If the Company prepays any portion of the principal amount before December 30, 2007, a prepayment fee equal to the one year LIBOR rate plus 1.5% will be due. If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding debt. Specifically, the Company must remit to Jana 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
As of March 31, 2007, the Company had contractual obligations, in the form of non-cancelable debt and lease agreements, as follows:

	Total	2008	2009	2010	2011	2012	2013	2014	2015	2016

Operating leases	$3,469,000	$1,702,000	$643,000	$388,000	$302,000	$228,000	$119,000	$35,000	$35,000	$17,000
Capital leases	1,717,000	1,020,000	550,000	96,000	51,000	—	—	—	—	—
Long-term obligations	22,217,000	21,320,000	652,000	134,000	80,000	31,000	—	—	—	—
Lines of credit	22,956,000	2,613,000	20,343,000	—	—	—	—	—	—	—
Interest	5,301,000	4,182,000	941,000	108,000	66,000	4,000	—	—	—	—

Total	$55,660,000	$30,837,000	$23,129,000	$726,000	$499,000	$263,000	$119,000	$35,000	$35,000	$17,000

In February 2007, the former COO entered into a separation agreement with the Company. As part of this agreement, the Company is obligated to pay $700,000 during fiscal 2008.
In March 2007, the the Board of Directors of the Company approved a restructuring initiative, which included the termination of approximately 40 employees and the closure nine locations. Cash severance expected to be paid totals approximately $547,000 and lease termination costs total approximately $394,000.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in SFAS No. 109, “Accounting for Income Taxes”. The statement is effective for income taxes incurred during fiscal years beginning after December 15, 2006. Arcadia has not completed its analysis of the effect of FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. We adopted SAB 108 as of March 31, 2007 and such adoption had no financial impact on our results of operations or financial condition.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The majority of our cash balances and cash equivalents are held primarily in highly liquid commercial bank accounts. The Company utilizes lines of credit to fund operational cash needs. The risk associated with fluctuating interest rates is limited to our cash equivalents and our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows. All revenues since inception have been in the U.S. and in U.S. Dollars; therefore, management has not yet adopted a strategy for foreign currency rate exposure as it is not anticipated that foreign revenues are likely to occur in the near future.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements follow Item 15 beginning at page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTNG AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.
As of March 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of March 31, 2007, our Chief Executive Officer and Chief

Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Report of Management on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of March 31, 2007.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2007:
•	Management did not design and maintain effective control relating to the month end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Additionally, the Company had insufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions.

•	Management did not maintain adequate control relating to the business acquisition process due to lack of formalized due diligence procedures and evidentiary support of purchase accounting review.

•	Management did not design and maintain controls to analyze and record appropriate adjustments to the accounts receivable reserve and properly monitor review of reductions to accounts receivable due to ineffective controls over contract pricing and the standardization of a contract pricing system emphasized by changes in payer mix and other contracting licensure issues.
As a result of these material weaknesses described above, management has concluded that, as of March 31, 2007, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included under the “Report of Independent Registered Public Accounting Firm” in this Annual Report on Form 10-K.

PrairieStone Pharmacy, LLC (“PrairieStone”), which was acquired on February 16, 2007, has been excluded from management’s assessment of internal controls as of March 31, 2007. PrairieStone was acquired during the current fiscal year and it was not possible for management to conduct an assessment of the related internal control over financial reporting in the period between the acquisition date and the date of management’s assessment. PrairieStone constituted 20% and 44% of total assets and net assets, respectively, as of March 31, 2007, and less than 1% of revenues and net loss for the year then ended.
The Company intends to initiate measures to remediate the identified material weaknesses through various means including, but not necessarily limited to, the following:
•	Applying a more rigorous review of the monthly close processes to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained.

•	Evaluating necessary changes to the Company’s acquisition process and the establishment of a formalized process to ensure key controls are identified, control design is appropriate, and appropriate evidentiary documentation is maintained throughout the process.

•	Evaluating changes to the Products Segment billing process, improvements to the Products Segment’s revenue pricing methodology by the deployment of software designed to handle third party payor contracts, and enhanced training to ensure that proper documentary evidence is maintained of the performance of key controls.
Other than as described below in this paragraph during the fiscal quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued to implement a newly-acquired management information system in order to bolster timeliness and standardization of internal information processing as well as continuing to improve existing systems currently in use.
ITEM 9B. OTHER INFORMATION
On June 25, 2007, the Company and Jana Master Fund, Ltd. (“Jana”) entered into an Amended and Restated Promissory Note (the “Agreement”) relating to the $17,000,000 note dated November 30, 2006. Pursuant to the Agreement, the original maturity date was extended to June 30, 2008. In addition, effective July 1, 2007, the interest rate shall be equal to the one year LIBOR rate (as published in the Wall Street Journal) plus 8%. If the outstanding balance of the note is reduced to less than $8,500,000, the interest rate will be reduced to the one year LIBOR rate plus 4%. Accrued unpaid interest on the outstanding principal balance shall be due and payable on June 30, 2007, and 50% of the accrued unpaid interest shall be due and payable on the following dates: September 30, 2007, December 31, 2007 and March 31, 2008. All remaining unpaid accrued interest shall be due and payable on the maturidy date of June 30, 2008. If the Company prepays any portion of the principal amount before December 30, 2007, a prepayment fee equal to the one year LIBOR rate plus 1.5% will be due. The Agreement includes various covenants consistent with the covenants in the original agreemed dated November 30, 2006. If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding debt. Specifically, the Company must remit to Jana 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.

Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”
We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide a copy of the Amended and Restated Code of Ethics, without charge, to any person who sends a written request addressed to the Chairman and CEO at Arcadia Resources, Inc. at 26777 Central Park Blvd., Suite 200 Southfield, Michigan 48076. The Company intends to disclose any waivers or amendments to its Amended and Restated Code of Ethics in a report on Form 8-K Item 5.05, filing rather than by disclosure on its website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 13. CERTAN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the caption “Fees Paid to Independent Registered Auditors” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.	Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets as of March 31, 2007 and 2006

Consolidated statements of operations for the years ended March 31, 2007 and 2006 the period May 10, 2004 through March 31, 2005 and the period April 1, 2004 through May 9, 2004

Consolidated statements of stockholders’ equity for the years ended March 31, 2007 and 2006 the period May 10, 2004 through March 31, 2005 and the period April 1, 2004 through May 9, 2004

Consolidated statements of cash flows for the years ended March 31, 2007 and 2006 the period May 10, 2004 through March 31, 2005 and the period April 1, 2004 through May 9, 2004

Notes to consolidated financial statements

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto that are a part hereof.

3.	Exhibits:

The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of Marcy 31, 2007 and 2006	F-5
Consolidated statements of operations for the years ended March 31, 2007 and 2006 the period May 10, 2004 through March 31, 2005 and the period April 1, 2004 through May 9, 2004	F-6
Consolidated statements of stockholders’ equity for the years ended March 31, 2007 and 2006 the period May 10, 2004 through March 31, 2005 and the period April 1, 2004 through May 9, 2004	F-7
Consolidated statements of cash flows for the years ended March 31, 2007 and 2006 the period May 10, 2004 through March 31, 2005 and the period April 1, 2004 through May 9, 2004	F-8
Notes to Consolidated Financial Statements	F-10
Schedule II – Valuation and Qualifying Accounts	F-35

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 2007	By:	/s/ Marvin R. Richardson

Marvin R. Richardson
Chief Executive Officer (Principal
Executive Officer) and a Director

June 29, 2007	By:	/s/ Lynn K. Fetterman

Lynn K. Fetterman
Interim Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2007	By:	/s/ John E. Elliott, II

John E. Elliott, II
Chairman and a Director

June 29, 2007	By:	/s/ John T. Thornton

John T. Thornton
Director

June 29, 2007	By:	/s/ Peter Anthony Brusca

Peter Anthony Brusca
Director

June 29, 2007	By:	/s/ Joseph Mauriello

Joseph Mauriello
Director

June 29, 2007	By:	/s/ Russell T. Lund, III

Russell T. Lund, III
Director

June 29, 2007	By:	/s/ Daniel Eisenstadt

Daniel Eisenstadt
Director

Exhibit Index
The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical Home Care, Incorporated (9)

3.1	Amended and Restated Articles of Incorporation (26)

3.2	Amended and Restated By-Laws (25)

3.3	Amendment to By-Laws, dated May 4, 2004 (8)

3.4	Amendment to By-Laws, dated June 11, 2004 (8)

4.1	Amended and Restated Articles of Incorporation Section Regarding Shares of Common Stock (See Exhibit 3.1, Section 4)

4.2	Amended and Restated By-Laws Article Regarding Capital Stock (See Exhibit 3.2, Article IV)

4.3	Form of Regulation D Class A Common Stock Purchase Warrant (1)

4.4	Class A Warrant issued to John E. Elliott, II (1)

4.5	Class A Warrant issued to Lawrence Kuhnert (1)

4.6	John E. Elliot, II and Lawrence Kuhnert Registration Rights Agreement, dated May 7, 2004 (8)

4.7	Form Note Purchase Agreement (8)

4.8	Jana Warrants, dated March 11, 2004, to purchase 250,000 Shares (8)

4.9	Jana Registration Rights Agreement, dated March 11, 2004 (8)

4.10	Amended and Restated Subordinated Convertible Promissory Note, dated June 12, 2004 (8)

4.11	Cleveland Overseas Settlement Agreement, dated June 16, 2004 (8)

4.12	Cleveland Overseas Warrant for Purchase of 100,000 Shares of Common Stock (8)

4.13	Cleveland Overseas Registration Rights Agreement, dated February 28, 2003 (8)

4.14	Stephen Garchik Option to Acquire 500,000 Shares, dated February 3, 2004 2004, between Critical Home Care, Inc. and Jana Master Fund, Ltd. (8)

4.15	Stephen Garchik Registration Rights Agreement, dated February 3, 2004 (8)

4.16	Global Asset Management Settlement Agreement which includes provision regarding registration rights (to be filed by amendment) (8)

4.17	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (8)

4.18	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (8)

4.19	Form of Regulation D Registration Rights Agreement (8)

4.20	Form of stock purchase agreement (7)

4.21	Jana Convertible Promissory Note dated April 27, 2005 (7)

4.22	Warrant Purchase and Registration Rights Agreement dated September 26, 2005 (10)

4.23	Warrant Purchase and Registration Rights Agreement dated September 28, 2005 (10)

4.24	Form of B-1 Warrant (10)

4.25	Form of B-2 Warrant (10)

4.26	Private Stock Purchase Agreement SICAV 1 dated November 28, 2005 (22)

4.27	Private Stock Purchase Agreement SICAV 2 dated November 28, 2005 (22)

Exhibit
Number	Description of Exhibit
4.28	Jana Promissory Note dated November 30, 2006 (28)

4.29	Jana Promissory Note dated March 20, 2007

4.30	Jana Promissory Note dated June 25, 2007

9.1	Form of Voting Agreement (1)

10.20	Consulting Agreement, dated as of June 28, 2002, by and between Critical Home Care, Inc., All Care Medical Products Corp., and Luigi Piccione (3)

10.21	Employment Agreement, dated as of September 26, 2002, by and between the Company and Bradley Smith (3)

10.22	2006 Equity Incentive Plan (23)

10.23	Employment Agreement, dated as of March 10, 2003, by and between the Company and Eric Yonenson (4)

10.24	Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord (4)

10.25	Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord (5)

10.26	Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (1)

10.27	Stock Purchase Agreement dated as of May 7, 2004 by and among RKDA, Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and W. Andrew Wright (1)

10.28	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and Lawrence Kuhnert. (1)

10.29	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.30	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol (1)

10.31	Termination of Employment Agreement and Release dated May 7, 2004, by and between Critical Home Care, Inc. and David Bensol. (1)

10.32	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and Nathan Neuman & Nathan P.C. (1)

10.33	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan Neuman & Nathan P.C. (1)

10.34	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.35	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (1)

10.36	Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC. (1)

10.37	Credit Agreement dated as of May 7, 2004, by and among Arcadia Services, Inc., Arcadia Health Services, Inc. Grayrose, Inc. and Arcadia Health Services of Michigan, Inc. (1)

10.38	Lease of City Center Office Park—South Building (8)

10.39	Promissory Note and Warrant Purchase Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (11)

10.40	Critical Home Care, Inc. Promissory Note in the principal amount of $5,000,000 bearing interest at 6%, compounded quarterly, dated September 21, 2004 (11)

10.41	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (11)

10.42	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (11)

10.43	Stock Purchase Agreement by and among SSAC, LLC (“Buyer”), Trinity Healthcare of Winston-Salem, Inc.

Exhibit
Number	Description of Exhibit
(“Company”), and Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (“Sellers”), dated September 23, 2004 (11)

10.44	SSAC, LLC Promissory Note in the principal amount of $660,774 bearing interest at 6%, compounded quarterly, dated September 23, 2004 (11)

10.45	Subordinated Security Agreement by and between Roy Hathcock and Dale Benzine (the “Secured Party”) and SSAC, LLC (the “Debtor”), dated September 23, 2004 (11)

10.46	Guaranty dated September 23, 2004, given by Critical Home Care, Inc. in favor of Roy Hathcock, Dale Benzine, Chris Norman and Marc Leonard (11)

10.47	Escrow Agreement made on September 23, 2004, by and among SSAC, LLC (the “Buyer”), Chris Norman and Marc Leonard, and Kerr, Russell and Weber, PLC (11)

10.48	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (12)

10.49	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (13)

10.50	Stock Purchase Agreement by and among Arcadia Resources, Inc. (“Buyer”), Beacon Respiratory Services, Inc., Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon Respiratory Services of Georgia, Inc. (“Companies”), and Rebecca Irish, Ryan Powers and Reid Wilburn (“Sellers”), dated December 22, 2004 (14)

10.51	Employment Agreement effective January 1, 2005 by and between the Company and Rebecca Irish (15)

10.52	Form Stock Purchase Agreement (16)

10.53	Form of Credit Facility Agreement between Comerica Bank and Trinity Healthcare of Winston-Salem, Inc. dated February 18, 2005 (17)

10.54	Form of Master Revolving Note given by Trinity Healthcare of Winston-Salem, Inc. to Comerica Bank dated February 18, 2005 (17)

10.55	Form of Advance Formula Agreement between Comerica Bank and Trinity Healthcare of Winston-Salem, Inc. dated February 18, 2005 (18)

10.56	Director Compensation Agreement dated March 22, 2005 (19)

10.57	Stock Option Agreement dated March 22, 2005 (19)

10.58	Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home Health Professionals, Inc., and the selling shareholders (7)

10.59	Haifley Employment Agreement dated December 7, 2005. (22)

10.60	Haifley Non-Qualified Stock Option Agreement dated December 7, 2005. (22)

10.61	Haifley Restricted Stock Grant Agreement dated December 7, 2005. (22)

10.62	Form of Director Compensation Agreement (30)

10.63	Form of Director Stock Option Agreement (30)

10.64	Form of Stock Grant Agreement dated June 22, 2006 (30)

10.65	Employment Agreement dated September 26, 2006, by and between Care Clinic, Inc. and Alan Lotvin.

10.66	Employment Agreement dated May 26, 2007, by and between Arcadia Resources, Inc. and Lynn Fetterman.

10.67	Employment Agreement dated March 1, 2007, by and between Arcadia Resources, Inc. and Marvin Richardson.

10.68	Severance and Release Agreement dated February 21, 2007 by and between Arcadia Resources, Inc. and Lawrence R. Kuhnert

10.69	Limited Liability Company Ownership Interest Purchase Agreement dated January 28, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC. (25)

Exhibit
Number	Description of Exhibit
10.70	Registration Rights Agreement dated February ___, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC.

10.71	Form of Securities Purchase Agreement from May 2007 Private Placement

10.72	Form of Registration Rights Agreement from May 2007 Private Placement

10.73	Form of Securities Purchase Agreement from December 2006 Private Placement (27)

10.74	Form of Registration Rights Agreement from December 2006 Private Placement (27)

10.75	Form of Restricted Stock Award Agreement (24)

10.76	Form of Stock Option Agreement (24)

10.77	Lynn Fetterman Project Agreement. (25)

14.1	Code of Ethics (29)

16.1	Change in Critical Home Care, Inc.’s Certifying Accountant (6)

21.1	Subsidiaries of Arcadia Resources, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 CEO Certification

31.2	Section 302 Principal Financial and Accounting Officer Certification

32.1	Section 906 CEO Certification

32.2	Section 906 Principal Financial and Accounting Officer Certification

99.1	Arcadia Resources, Inc. news release dated April 11, 2005 (20)

99.2	Arcadia Resources, Inc. news release dated June 30, 2005 (21)

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K filed on May 24, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 19, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annul Report on Form 10 QSB filed on November 19, 2002.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 18, 2004.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on March 9, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K/A filed on July 28, 2004.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K/A filed on May 2, 2005.

(8)	Originally filed with the Securities and Exchange Commission as an Exhibit to Form S-1/A, Amendment No. 1, filed August 27, 2004 and reprinted and incorporated herein without change except to reflect the Company’s name change which occurred on November 16, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10- QSB filed on February 19, 2003.

(10)	Previously filed with the Securities and Exchange Commission as and Exhibit to the Current Report on Form 8-K filed on September 30, 2005.

(11)	Previously filed with the Securities and Exchange Commission as and Exhibit to the Current Report on Form 8-K filed on September 30, 2005.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2004.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 16, 2004.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2004.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 8, 2005.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005.

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on March 28, 2005

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 20, 2005.

(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on June 30, 2005.

(22)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q on February 14, 2006.

(23)	Previously filed with the Securities and Exchange Commission as Appendix C to the Company’s Proxy Statement on Schedule 14A on August 28, 2006.

(24)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 on October 4, 2006.

(25)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007.

(26)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on October 2, 2006.

(27)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2007.

(28)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2006.

(29)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 21, 2006.

(30)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K filed on June 29, 2006.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Arcadia Resources, Inc. and Subsidiaries
Southfield, Michigan
We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2007 and 2006, for the period May 10, 2004 through March 31, 2005, and for the period April 1, 2004 through May 9, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. and Subsidiaries at March 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006, for the period May 10, 2004 through March 31, 2005, and for the period April 1, 2004 through May 9, 2004, in conformity with accounting principles generally accepted in the United States of America.
..
Also in our opinion, the schedule for the years ended March 31, 2007 and 2006, for the period May 10, 2004 through March 31, 2005, and for the period April 1, 2004 through May 9, 2004 presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arcadia Resources, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 28, 2007, expressed an adverse opinion thereon.
/s/ BDO Seidman, LLP
Troy, Michigan
June 28, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Arcadia Resources, Inc.
Southfield, Michigan
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” (Item 9A), that Arcadia Resources, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting” (Item 9A), management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PrairieStone Pharmacy, LLC (“PrairieStone”), which was acquired on February 16, 2007 and which are included in the Company’s consolidated balance sheet as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. PrairieStone constituted 20% and 44% of total assets and net assets, respectively, as of March 31, 2007, and less than 1% of revenues and net loss for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of PrairieStone because of the timing of the acquisition, which was completed on February 16, 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PrairieStone.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2007:
•	Management did not design and maintain effective control relating to the month end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Additionally, the Company had insufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions.

•	Management identified inadequate formalized process established to maintain documentation evidencing management’s due diligence, negotiations, and evaluation performance measures. Further, management identified ineffective controls relating to the accounting for certain business acquisitions and evidentiary support of purchase accounting review.

•	Management did not design and maintain controls to analyze and record appropriate adjustments to the accounts receivable reserve and properly monitor review of reductions to accounts receivable due to ineffective controls over contract pricing and the standardization of a contract pricing system emphasized by changes in payor mix and other contracting licensure issues.
Due to the material adjustments identified in the fourth quarter and year-end financial statements, the significance of the deficiencies in the financial closing and reporting process related to the preparation of reliable financial statements, and the pervasiveness of the deficiencies identified in the financial closing and reporting process, there is more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements and this report does not affect our report dated June 27, 2007 on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria. We do not express or take any other form of assurance on management’s statements referring to any correction actions it intends to take.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2007 and 2006, for the period May 10, 2004 through March 31, 2005, and for the period April 1, 2004 through May 9, 2004 and our report dated June 28, 2007 expressed an unqualified opinion thereon. Our report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Troy, Michigan
June 28, 2007

ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,994,322	$530,344
Accounts receivable, net of allowance of $8,310,000 and $1,891,000, respectively	33,427,284	27,109,601
Inventories, net	2,732,533	1,502,276
Prepaid expenses and other current assets	2,768,231	3,180,002

Total current assets	41,922,370	32,322,223
Property and equipment, net	12,606,480	6,225,043
Goodwill	33,335,921	28,263,208
Acquired intangible assets, net	28,982,628	18,325,732
Other assets	380,374	14,940

	$117,227,773	$85,151,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$2,612,996	$2,000,000
Accounts payable	6,861,262	1,912,860
Accrued expenses:
Compensation and related taxes	4,462,726	2,417,832
Commissions	359,401	279,262
Accrued interest	818,655	141,463
Other	1,049,065	1,266,598
Payable to affiliated agencies, current portion	1,548,827	2,163,954
Long-term obligations, current portion	21,320,198	2,056,311
Capital lease obligations, current portion	1,020,421	349,555
Deferred revenue	659,258	—

Total current liabilities	40,712,809	12,587,835
Other liabilities	457,161	—
Line of credit, less current portion	20,342,796	14,487,967
Payable to affiliated agencies, less current portion	37,848	152,750
Long-term obligations, less current portion	896,870	266,447
Capital lease obligations, less current portion	696,787	612,054

Total liabilities	63,144,271	28,107,053

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares and 150,000,000 shares authorized, respectively; 121,059,177 shares and 97,262,333 shares issued, respectively	121,059	97,263
Treasury stock, at cost, 0 and 859,297 shares, respectively	—	(2,660,840)
Additional paid-in capital	110,342,704	72,215,658
Accumulated deficit	(56,380,261)	(12,607,988)

Total stockholders’ equity	54,083,502	57,044,093

	$117,227,773	$85,151,146

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			Period From	Period From
			May 10, 2004	April 1, 2004
	Year Ended	Year Ended	To	to
	March 31, 2007	March 31, 2006	March 31, 2005	May 9, 2004

Revenues, net	$158,411,484	$130,928,641	$95,854,671	$9,486,601
Cost of revenues	106,008,488	87,563,329	67,049,756	6,905,998

Gross profit	52,402,996	43,365,312	28,804,915	2,580,603

Selling, general and administrative	65,288,339	43,174,514	32,264,457	2,101,381
Depreciation and amortization	4,256,203	2,326,119	1,457,936	—
Goodwill and intangible asset impairment	22,921,045	—	707,044	16,055

Total operating expenses	92,465,587	45,500,633	34,429,437	2,117,436

Operating income (loss)	(40,062,591)	(2,135,321)	(5,624,522)	463,167

Other expenses (income):
Interest expense, net	3,571,548	2,456,799	2,174,207	—
Other income	—	—	(87,152)	—

Total other expenses	3,571,548	2,456,799	2,087,055	—

Net income (loss) before income taxes	(43,634,139)	(4,592,120)	(7,711,577)	463,167

Current income tax expense	138,134	118,791	185,500	—

NET INCOME (LOSS)	$(43,772,273)	$(4,710,911)	$(7,897,077)	$463,167

Weighted average number of common shares outstanding (in thousands)	91,433	83,834	72,456	948
Basic and diluted net income (loss) per share	$(0.48)	$(0.06)	$(0.11)	$0.49

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
					Additional	Earnings	Due	Total
	Common Stock		Treasury Stock		Paid-In	(Accumulated	From	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholder	Equity

Predecessor:
Balance, April 1, 2004	947,636	$948	—	$—	$7,627,047	$15,233,460	$(10,631,183)	$12,230,272
Net income for the period	—	—	—	—	—	463,167	—	463,167

Predecessor balance May 10, 2004	947,636	$948	—	$—	$7,627,047	$15,696,627	$(10,631,183)	$12,693,439

Successor:
Capitalization of RKDA	21,300,000	$21,300	—	$—	$47,450	$—	$—	$68,750
Sale of common stock to private investors in CHC prior to reverse merger, net of $885,000 in fees	32,980,000	32,980	—	—	7,327,020	—	—	7,360,000
Sale of common stock to investors in CHC prior to reverse merger	840,000	840	—	—	209,160	—	—	210,000
Deemed issuance of common stock to CHC shareholders in reverse acquisition	23,903,351	23,904	—	—	13,077,072	—	—	13,100,976

Balance, May 10, 2004	79,023,351	79,024	—	—	20,660,702	—	—	20,739,726
Sale of common stock, including 100,000 shares valued at $225,000 issued as fees	5,100,000	5,100	—	—	4,269,900	—	—	4,275,000
Conversion of debt	3,235,396	3,235	—	—	3,676,063	—	—	3,679,298
Payment for current year acquisitions	1,833,276	1,833	—	—	1,447,917	—	—	1,449,750
Stock-based compensation expense	651,890	652	—	—	584,869	—	—	585,521
Cashless exercise of warrants	424,750	425	(112,109)	(187,375)	186,950	—	—	—
Proceeds from exercise of stock options	144,999	145	—	—	26,105	—	—	26,250
Release of escrowed shares	—	—	—	—	2,664,000	—	—	2,664,000
Net loss for the period	—	—	—	—	—	(7,897,077)	—	(7,897,077)

Balance, March 31, 2005	90,413,662	90,414	(112,109)	(187,375)	33,516,506	(7,897,077)	—	25,522,468
Sale of warrants, net of $1,820,000 in fees	—	—	—	—	29,180,000	—	—	29,180,000
Sale of common stock, net of $140,000 in fees	1,212,121	1,212	—	—	1,858,788	—	—	1,860,000
Conversion of debt	48,865	49	—	—	119,183	—	—	119,232
Payment for current year acquisitions	1,795,173	1,795	—	—	3,775,930	—	—	3,777,725
Stock-based compensation expense	108,545	109	—	—	371,638	—	—	371,747
Conversion rights issued	—	—	—	—	618,323	—	—	618,323
Proceeds from exercise of warrants	534,883	535	—	—	267,407	—	—	267,942
Cashless exercise of warrants	3,111,318	3,111	(747,188)	(2,473,465)	2,470,354	—	—	—
Proceeds from exercise of stock options	37,766	38	—	—	37,529	—	—	37,567
Net loss for the year	—	—	—	—	—	(4,710,911)	—	(4,710,911)

Balance, March 31, 2006	97,262,333	97,263	(859,297)	(2,660,840)	72,215,658	(12,607,988)	—	57,044,093
Cancellation of outstanding treasury stock	(859,297)	(859)	859,297	2,660,840	(2,659,980)	—	—	—
Sale of common stock, net of $700,000 in fees	4,999,999	5,000	—	—	9,294,998	—	—	9,299,998
Conversion of debt	54,034	54	—	—	151,241	—	—	151,295
Payment for current year acquisitions	13,224,249	13,224	—	—	27,027,943	—	—	27,041,167
Contingent consideration relating to prior year acquisitions	321,764	322	—	—	794,898	—	—	795,220
Stock-based compensation expense	159,439	159	—	—	3,029,282	—	—	3,029,441
Proceeds from exercise of warrants	687,622	688	—	—	443,123	—	—	443,811
Cashless exercise of warrants	5,108,180	5,108	—	—	(5,108)	—	—	—
Proceeds from exercise of stock options	35,000	35	—	—	50,715	—	—	50,750
Cashless exercise of stock options	65,854	66	—	—	(66)	—	—	—
Net loss for the year	—	—	—	—	—	(43,772,273)	—	(43,772,273)

Balance, March 31, 2007	121,059,177	$121,059	—	$—	$110,342,704	$(56,380,261)	—	$54,083,502

See accompanying notes to consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			Period from	Period from
	Year	Year	May 10, 2004	April 1, 2004
	Ended	Ended	To	to
	March 31, 2007	March 31, 2006	March 31, 2005	May 9, 2004

Cash used in operating activities:
Net income (loss) for the period	$(43,772,273)	$(4,710,911)	$(7,897,077)	$463,167
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	4,210,004	879,802	930,799	42,192
Amortization and depreciation of property and equipment	4,324,168	1,834,534	449,586	77
Loss on disposal of property and equipment	—	—	89,810	—
Amortization of intangible assets	2,789,135	1,544,594	782,222	—
Goodwill and intangible asset impairment	22,921,045	—	707,044
Amortization of deferred financing costs	—	1,032,284	1,432,464	—
Stock-based compensation expense	3,029,441	371,747	585,521	—
Issuance of common stock for interest	—	—	101,013	—
Issuance of common stock from escrow	—	—	2,664,000	—
Net change in operating components of working capital net of impact of acquisitions:
Accounts receivable	(8,976,086)	(5,141,709)	(5,031,949)	(692,193)
Inventories	(565,936)	(583,802)	(230,232)	—
Other assets	190,767	(1,932,993)	(644,761)	27,903
Accounts payable	1,845,762	(219,259)	(405,051)	(271,202)
Accrued expenses	1,075,079	78,132	(299,674)	(301,999)
Due to affiliated agencies	(730,029)	(537,535)	(308,682)	170,915
Deferred revenue	(119,721)	—	—	—

Net cash used in operating activities	(13,778,644)	(7,385,116)	(7,074,967)	(545,085)

Cash provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(8,530,256)	(12,931,124)	(4,642,944)	(157,500)
Purchase of intangible asset	(200,000)	—	—	—
Purchases of property and equipment	(7,136,957)	(3,812,324)	(1,003,697)	—

Net cash used in investing activities	(15,867,213)	(16,743,448)	(5,646,641)	(157,500)

Cash provided by (used in) financing activities:
Proceeds from sale of common stock warrants	—	29,180,000	—	—
Proceeds from issuance of note payable	23,564,103	—	283,928	702,585
Proceeds from issuance of common stock, net	9,299,998	1,860,00	4,301,250	—
Proceeds from exercise of stock options/warrants	494,561	305,508	—	—
Net advances (payments) on line of credit	5,677,825	933,378	3,795,709	—
Payments on notes payable and capital lease obligations	(6,926,652)	(9,032,246)	(1,783,191)	—
Cash acquired with reverse merger	—	—	7,536,180	—

Net cash provided by financing activities	32,109,835	23,246,640	14,133,876	702,585

Net increase in cash and cash equivalents	2,463,978	(881,924)	1,412,268	—
Cash and cash equivalents, beginning of period	530,344	1,412,268	—	—

Cash and cash equivalents, end of period	$2,994,322	$530,344	$1,412,268	$—

See accompanying notes to these consolidated financial statements.

	Successor			Predecessor
			Period from	Period from
	Year	Year	May 10, 2004	April 1, 2004
	Ended	Ended	To	to
	March 31, 2007	March 31, 2006	March 31, 2005	May 9, 2004
Supplementary information:

Cash paid during the period for:
Interest	$2,948,226	$1,430,718	—	—
Income taxes	175,000	189,472	—	—

Non-cash investing / financing activities:
Purchase of intangible asset with common stock	903,000	—	—	—
Payments on note payable with issuance of common stock	151,295	119,232	—	—
Contingent consideration relating to prior year acquisitions paid with issuance of common stock	795,220	—	—	—
Financing of equipment with notes payable / capital lease obligations	590,294	—	—	—
Forgiveness of note payable	—	—	—	—
Conversion rights issued	—	618,323	—	—
Debt issue discount	—	314,862	—	—
Related party payable recorded as part of the purchase price of an acquired business	—	—	—	$574,430
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company has five distinct segments: Services, Products (Durable Medical Equipment or “DME”), Retail, Pharmacy and Clinics. The Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the Services segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Products segment markets, rents and sells products and equipment across the United States including a catalog out-sourcing and product fulfillment business which sells various medical equipment product offerings. In addition, the Retail segment includes operations which sell medical equipment at certain Sears and Wal-Mart retail locations. The Company is in the process of disposing of this portion of the Retail segment in order to focus exclusively on the catalog business. The Pharmacy segment provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, the Company offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, DailyMed™, an exclusive retail pharmacy benefit network and an 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies. The Clinics segment is a new business venture launched in fiscal 2007 focused on establishing non-emergency medical care facilities in retail location host sites.
Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
The consolidated financial statements for the period from April 1, 2004 to May 9, 2004 include the accounts of Arcadia Services, Inc. (“Arcadia Services” or “Predecessor”) and subsidiaries prior to the effect of the acquisition and merger described below. All significant intercompany balances and transactions have been eliminated in consolidation. Effective May 10, 2004, CHC Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into RKDA, Inc. (“RKDA”), a Michigan corporation, (the “RKDA Merger”). RKDA’s assets consisted of all of the capital stock of Arcadia Services and the membership interest of SSAC, LLC d/b/a Arcadia Rx. RKDA acquired Arcadia Services on May 7, 2004 pursuant to a Stock Purchase Agreement by and among RKDA, Arcadia Services, Addus HealthCare, Inc. (“Addus”), and the principal stockholder of Addus. The transaction between RKDA and Arcadia was considered a reverse merger, and RKDA is considered the acquirer of the Company for accounting purposes.
Principles of Consolidation
The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned and majority-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
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
Inventories
Inventories are stated at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations possess the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets (3 to 15 years). The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenue.
Goodwill and Acquired Intangible Assets
The Company has acquired several entities resulting in the recording of intangible assets including goodwill, which represents the excess of the purchase price over the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment annually in the fourth quarter, and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value. Fair value is determined by estimating the future cash flows for each reporting unit.
Acquired intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customers and referral source relationships (depending on the type of business purchased)	5 and 20 years
Acquired technology	3 years
Non-competition agreements (length of agreement)	5 years
Impairment of Long-Lived Assets
The Company reviews its long-lived assets (except goodwill, as described above) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.

Payables to Affiliated Agencies
Arcadia Services operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia Services name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of Arcadia Services. Arcadia Services provides sales and marketing support to the affiliated agencies and develops and maintains operating manuals that provide suggested standard operating procedures. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities.
Income Taxes
Income taxes are accounted for in accordance with the provisions specified in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Accordingly, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized.
Revenue Recognition and Concentration of Credit Risk
Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery.
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A provision for contractual adjustments is recorded as a reduction to net patient services revenues and consists of a) the difference between the payer’s allowable amount and the customary billing rate; and b) services for which payment is denied by governmental or third-party payors or otherwise deemed non-billable. The Company records the provision for contractual adjustments based on a percentage of revenue using historical data. Due to the complexity of many third-party billing arrangements, adjustments are sometimes made to amounts originally recorded. These adjustments are typically identified and recorded upon cash remittance or claim denial.
Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 28%, 24% and 24% for the years ended March 31, 2007, 2006 and 2005, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.
Business Combinations and Valuation of Intangible Assets
The Company accounts for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the Company from the date of acquisition. Net assets of the acquired company are recorded at their estimated fair value at the date of acquisition. As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company does not amortize goodwill but instead tests goodwill for impairment periodically (and at least annually) and if necessary, would record any impairment in accordance with SFAS No. 142. Identifiable intangibles, such as the acquired customer relationships, are amortized over their expected economic lives.

Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options and warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be antidilutive for all applicable periods shown. As of March 31, 2007, there were approximately 41,516,000 potentially dilutive shares outstanding.
Stock-Based Compensation
Through March 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, accordingly, recognized no compensation expense related to stock options. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 123”).
Effective April 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded APB 25, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption. Prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.
Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and basic and diluted loss per share for the period from May 10, 2004 to March 31, 2005 would have been as follows:

Net loss as reported	$(7,897,077)
Add: stock-based employee compensation expense included in income, net of related tax effects	—
Less: total stock-based employee compensation expense determined under the fair value method, net of related tax effects	764,167

Pro forma net loss	$(8,661,244)

Net loss per share:
Basic and diluted loss per share as reported	$(0.11)
Pro forma basic and diluted loss per share	$(0.12)
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the lines of credit, capital lease obligations, and long-term obligations approximate fair value.
Advertising Expense
Advertising costs are expensed as incurred. For the years ended March 31, 2007, 2006 and 2005, advertising expenses were $1,449,000, $1,043,000 and $362,000, respectively.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in SFAS No. 109, “Accounting for Income Taxes”. The statement is effective for fiscal years beginning after December 15, 2006. Arcadia has not completed its analysis of the effect of FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the Company’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. We adopted SAB 108 as of March 31, 2007 and such adoption had no financial impact on our results of operations or financial condition.
Note 2 — Management’s Plan
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively. The fiscal 2007 net loss included non-cash expenses totaling $37.3 million. During the year ended March 31, 2007, the Company used approximately $13.8 million of cash in operations and had approximately $3 million in cash and cash equivalents at March 31, 2007. Additionally, the Company’s debt agreements included provisions that allow certain of its lenders to, in their sole descretion, determine that the Company has experienced a material adverse change which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate significant improvement in the cash generated from operations but anticipate the need for additional capital during fiscal 2008.
Management has prepared projections for fiscal 2008 that anticipate an increase in revenue and reductions in monthly operating expenses. After a period of growth through acquisition, management intends to focus its efforts on improving operating efficiencies and reducing selling, general and administrative expenses while growing the developing businesses. The first step in this process includes certain restructuring initiatives, which the Board of Directors approved and the Company announced in March 2007. Management anticipates significant improvements in cash flows from operations during fiscal 2008 compared to fiscal 2007. Management anticipates strong growth in revenues from the Pharmacy and Clinic segments as well as continued steady growth in the Services segment. Management believes the significant cost reductions can be realized with certain administrative expenses, including accounting/consulting fees, legal costs, and facility costs. Management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize.
In May 2007, the Company raised $13 million through the sale of common stock. Approximately $5.5 million of the proceeds was used to pay down outstanding debt. In June 2007, the Company restructured a significant portion of its outstanding debt, which included the extension of the maturity date to June 30, 2008 (see Note 16 — Subsequent Events). Even after these two events, management anticipates that the Company will require additional financing to fund operating activities during fiscal 2008. The Company’s new management team is exploring various alternatives for raising additional capital, including potential divestitures of non-strategic businesses, seeking new debt or equity financing, and pursuing joint venture arrangements. To the extent that seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt.
Although management believes that its efforts in obtaining additional financing will be successful, there can be no assurance that its efforts will ultimately be successful.

Note 3 – Business Acquisitions
Fiscal 2007
The following summarizes the purchase price allocations for business acquisitions made during the year ended March 31, 2007. The acquisitions are described more fully below.

	PrairieStone	Others	Total
Share consideration	$23,641,085	$2,497,084	$26,138,169
Cash consideration	—	8,929,983	8,929,983
Note payable / future obligation	161,760	2,074,560	2,236,320
Acquisition costs	327,240	566,100	893,340

Total purchase price	$24,130,085	$14,067,727	$38,197,812

Current assets	$1,713,153	$1,109,680	$2,822,833
Fixed assets	1,388,557	1,678,414	3,066,971
Liabilities	(4,369,610)	(1,702,021)	(6,071,631)
Line of credit	(750,000)	—	(750,000)
Note payable	(213,600)	—	(213,600)
Intangible assets:
Customer relationships	9,720,000	5,740,000	15,460,000
Goodwill	16,641,585	7,241,654	23,883,239

Total net identifiable assets	$24,130,085	$14,067,727	$38,197,812

The weighted-average useful life of customer relationships acquired during the year ended March 31, 2007 is 19.3 years. The $23,883,239 in goodwill was assigned to the Pharmacy and Products segments in the amount of $18,691,733 and $5,191,506, respectively.
PrairieStone Pharmacy, LLC
On February 16, 2007, the Company acquired 100% of the outstanding membership interest of PrairieStone Pharmacy, LLC (“PrairieStone”), PrairieStone markets a license service model whereby it contracts with regional grocery chain pharmacies to provide pharmacy expertise, access to a restricted third party network and the right to sell DailyMed™, a product which sorts medications into single dose packets organized by date and time. The primary reasons for the acquisition were to expand and improve the pharmacy product offerings and to complement the clinic business recently launched by the Company. The total purchase price of $24,130,085 included the issuance of 9,730,737 shares of common stock, a “price adjustment” of $161,760 to be paid on the one-year anniversary date in cash or stock at the Company’s discretion and acquisition costs of $327,240. 8,000,000 shares of common stock were issued at closing. 195,600 of these shares were placed into escrow and represent contingent consideration. The value of the common stock takes into consideration the fact that the Company has guaranteed the share price of $2.50 and that additional shares or cash, at the Company’s discretion, are to be issued at the one-year anniversary date if the share price falls short. An additional 1,926,337 shares were issued at closing to pay off a $3,750,000 term note payable due to one of the members of PrairieStone. For accounting purposes, these shares were valued at $2.15 per share which represents the closing stock price on the day of acquisition. The consolidated financial statements presented herein include the results of operations of PrairieStone from February 17, 2007. The acquired business is included in the Pharmacy segment.
In addition to the purchase price consideration previously described, the purchase agreement provides for additional contingent consideration to be issued if certain earnings before income taxes, depreciation and amortization (“EBITDA”) milestones are achieved for the first and second twelve month periods after the acquisition date. Specifically, if the EBITDA for the first twelve month period exceeds $1,500,000, then the earn-out consideration is equal to 25% of EBITDA. If the EBITDA for the second twelve month period exceeds $18,000,000, then the earn-out consideration is equal to 20% of the excess of the EBITDA for the second twelve month period over EBITDA for the first twelve month period. The earn-out consideration can be paid by the Company in cash or common stock at the discretion of the Company.

The 195,600 shares of common stock issued at closing and held in escrow are to be released if PrairieStone’s EBITDA for the fiscal year ending March 31, 2009 exceeds $10,000,000. If EBITDA is less than $10,000,000, then 50% of the shares are to be released following the first fiscal quarter after the fiscal year ending March 31, 2009 that PrairieStone exceeds EBITDA of $10,000,000 on an annualized basis. The remaining 50% of the shares are to be released following the second fiscal quarter that PrairieStone exceeds EBITDA of $10,000,000 on an annual basis. If PrairieStone’s annualized EBITDA does not exceed $10,000,000 on or before the quarter ending March 31, 2010, then these shares are to be released to the Company and cancelled.
Additional contingent consideration, if any, will increase the purchase price when the contingency is resolved and the consideration becomes issuable.
On February 15, 2007 and in conjunction with the closing of Arcadia’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. PrairieStone will receive a $600,000 management fee for the first year of the agreement. The management fee for the second year of the agreement is equal to 50% of the net income of the pharmacies capped at $200,000. The management fee for year three through year five is also based on a percentage of net income, which percentage decreases as net income increases. Under the terms of the Licensed Services Agreement, PrairieStone will provide its licensed services model to Lunds, Inc. The fees for these services depend on the specific types of services provided at each pharmacy location. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,321.
The following unaudited pro forma supplemental information on the results of operations has been prepared to give effect to the PrairieStone acquisition described above. This pro forma information has been prepared as if the acquisition had been completed as of the first day of the indicated period. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have actually been reported had the acquisition occurred on the first date of the indicated period nor is it necessarily indicative of future results.

	Year Ended
	March 31, 2007	March 31, 2006
Net revenue	$162,822,000	$131,366,000
Net loss	$(46,992,000)	$(7,224,000)
Loss per share (basic and diluted)	$(0.46)	$(0.08)
Weighted average common shares (in thousands)	101,164	93,565

Other Business Combinations
In addition to PrairieStone, the Company acquired the following four businesses during the year ending March 31, 2007:

Acquisition
Entity Name	Date	Segment	Description
Wellscripts, LLC (“Wellscripts”)	June 30, 2006	Pharmacy	Sells and delivers prescription drugs to assisted living, nursing home and similar facilities.

Alliance Oxygen and Medical Equipment, Inc. (“Alliance”)	July 12, 2006	Products	Sells and rents durable medical equipment, including respiratory medical equipment.

Lovell Medical Equipment, Inc. (“Lovell”)	August 25, 2006	Products	Sells and rents durable medical equipment, including respiratory medical equipment.

Metro Health Basic Care (“Metro”)	December 27, 2006	Clinics	Participates in the delivery of basic health care services in retail centers.
In addition to the business combinations described above, on November 13, 2006, the Company acquired a 75% interest in Pinnacle EasyCare, LLC (“Pinnacle”) for $200,000 in cash and common stock valued at $903,000. At the time of the transaction, Pinnacle had no operations, and its only asset was a master lease agreement with a retail chain. For accounting purposes, this transaction is not considered a business combination but rather a purchase of an intangible asset.
On March 22, 2007, a subsidiary of the Company closed on an agreement to sell all outstanding membership interests of Wellscripts back to Wellscripts’ former sole member who had previously sold the membership interests to the subsidiary. All of the assets of Wellscripts, other than provider numbers and provider agreements, were transferred to the subsidiary prior to the closing. As consideration for the sale, the remaining balance of a note payable of $925,440 entered into as part of the original acquisition was canceled. See Note 5 for a description of the related impairment expense.

Fiscal 2006
Services Segment
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
Products Segment
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
On May 13, 2005, the Company acquired the net assets of HealthLink, a home respiratory and durable medical equipment company located in Crown Point, Indiana. The purchase price was a note to the seller of $160,000 plus 15,000 shares of the Company’s common stock valued at $30,300. The purchase price payable is due in 12 equal monthly installments of $6,700 plus a final payment of $80,000 one year from the closing date.
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
Retail Segment
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
Fiscal 2005
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
Services Segment
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
On August 30, 2004, the Company purchased selected assets of Merit Staffing Resources, Inc (“Merit”). Merit provides temporary personnel for healthcare facilities and other businesses. It has offices in Danvers, Dedham, Lakeville, Sandwich, and Weymouth, Massachusetts. The purchase price is (a) cash equal to a specified percentage of the seller’s accounts receivable under 120 days outstanding as of closing, plus $200,000, subject to a total maximum cash payment at closing of $1,600,000 plus (b) forty eight monthly payments computed per a specified formula based on gross margin with a minimum total payment of $864,000 and a maximum total payment of $1,600,000.
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
Products Segment
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
Contingent Consideration
Fiscal 2007 Acquisitions
In addition to the potential contingent consideration relating to the PrairieStone acquisition described previously, the Alliance acquisition also provided for possible contingent consideration. Specifically, in the event that monthly revenue for any month between August 2006 and July 2008 exceeds the base amount, as defined, plus $600,000, an additional 1,068,140 shares of common stock will be released. If monthly revenue for any month between August 2008 and July 2010 exceeds the base amount plus $1,000,000, then an additional 1,068,140 shares of common stock will be released. A reduced number of shares could be issued if these targets are not met.
Additional contingent consideration, if any, will increase the purchase price when the contingency is resolved and the consideration becomes issuable.
Prior Year Acquisitions
In conjuction with the Home Health Professionals, Inc. acquisition on April 29, 2005, additional consideration is to be issued to the sellers based a multiple of annual EBITDA at a particular geographic location. For the first twelve month period subsequent to the acquisition, Company issued 73,388 shares valued at $187,874 as additional contingent consideration, which was reflected as additional goodwill in fiscal 2007.
In conjunction with the O2 Plus acquisition on November 3, 2005, if monthly revenue in November 2006 from oxygen patients exceeds $85,500, then an additional 188,679 shares of common stock will be issued to the sellers. If monthly revenue in November 2007 from oxygen patients exceeds $109,250, then an additional 188,679 shares of common stock will be issued to the sellers. As of March 31, 2007, management determined that the November 2006 revenue criteria had been met. As such, the Company issued 188,679 shares valued at $499,999, which represents the stock price on the last day of the measurement period (November 30, 2007) and was reflected as additional goodwill in fiscal 2007.
In conjunction with the Remedy Therapeutics acquisition on January 27, 2006, if annualized quarterly EBITDA for the quarters ended June 30, 2006 and December 31, 2006 exceeds $1,437,000 and $1,650,000, respectively, then an additional $250,000 in cash and 192,901 shares of common stock per quarter will be issued. If EBITDA is less than these targets yet greater than $1,100,000, then the sellers are eligible for a lesser amount of cash and stock. The EBITDA target for the quarter ended June 30, 2006 was not met. As of March 31, 2007, management determined that a portion of the contingent consideration related to the December 31, 2006 EBITDA target had been earned. As such, the Company issued 59,697 shares valued at $107,347, which represents the stock price on the last day of the measurement period (December 31, 2007) and was reflected as additional goodwill in fiscal 2007.
Additional contingent consideration, if any, will increase the purchase price when the contingency is resolved and the consideration becomes issuable.
Note 4 – Property and Equipment
Property and equipment consists of the following at March 31:

	2007		2006
		Accumulated		Accumulated
		Depreciation/		Depreciation/
	Cost	Amortization	Cost	Amortization
Equipment	$10,432,868	$3,071,413	$5,883,779	$1,416,903
Software	3,507,729	411,285	564,419	101,179
Furniture and fixtures	1,280,495	679,876	810,054	413,897
Vehicles	1,234,179	350,585	799,793	142,026
Leasehold improvements	919,258	254,890	391,587	150,584

	17,374,529	$4,768,049	8,449,632	$2,224,589

Less accumulated depreciation and amortization	(4,768,049)		(2,224,589)

Net property and equipment	$12,606,480		$6,225,043

Total depreciation and amortization expense for property and equipment was $4,324,168, $1,834,534 and $449,586 for the years ended March 31, 2007, 2006 and 2005, respectively. Depreciation expense included in cost of revenues was $2,857,100, $1,100,000 and $0 for the years ended March 31, 2007, 2006 and 2005, respectively.
Note 5 – Goodwill and Acquired Intangible Assets
The following table presents goodwill by segment at March 31:

	2007	2006
Services	$13,922,354	$13,967,563
Products	1,970,291	13,160,647
Retail	801,691	1,134,998
Pharmacy	16,641,585	—

	$33,335,921	$28,263,208

During the year ended March 31, 2007, the change in goodwill included $23,883,239 related to fiscal 2007 business acquisitions, $795,220 in additional contingent consideration related to prior year acquisitions, $14,980 of various goodwill allocation adjustments and $19,590,766 of goodwill impairment (see discussion of impairment expense below).
During the year ended March 31, 2006, the change in goodwill included $13,981,252 related to fiscal 2006 business acquisitions and $1,422,787 of various goodwill allocation adjustments.
Goodwill of approximately $8,300,000 is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following at March 31:

	2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000,000	$445,987	$8,000,000	$511,111
Customer relationships	27,941,031	7,098,834	10,982,000	1,127,988
Non-competition agreements	874,360	309,054	860,000	151,614
Acquired technology	760,000	738,888	760,000	485,555

	37,575,391	$8,592,763	20,602,000	$2,276,268

Less accumulated amortization	(8,592,763)		(2,276,268)

Net acquired intangible assets	$28,982,628		$18,325,732

Amortization expense for acquired intangible assets was $2,789,135, $1,544,594 and $782,222 for the years ended March 31, 2007, 2006 and 2005, respectively. Additionally, impairment expense of acquiried intangible assets totaled $3,330,279 for the year ended March 31, 2007 (see discussion of impairment expense below). The estimated amortization expense related to acquired intangible assets in existence as of March 31, 2007 is as follows:

Fiscal 2008:	$2,541,548
Fiscal 2009:	2,272,964
Fiscal 2010:	2,203,399
Fiscal 2011:	1,888,652
Fiscal 2012:	1,645,069
Thereafter	18,430,996

Total	$28,982,628

Impairment Expense
Fiscal 2007
Goodwill is tested for impairment in the fourth quarter after the annual forecasting process is completed. Operating profits and cash flows for the year ended March 31, 2007 were lower than expected in the Products segment. The projections for the next several years reflect this trend. In March 2007, a goodwill impairment expense of $17,196,770 was recognized in the Products reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows. In conjunction with the goodwill impairment analysis of the Product reporting unit, the Product intangible assets were also revalued based on the expected present value of future cash flows. This resulting in an additional customer relationships impairment expense of $1,457,279 being recognized in the Products reporting unit. The total impairment expense in the Products reporting unit recognized in conjunction with the annual analysis was $18,654,049.
Subsequent to the sale of the outstanding membership interests of Wellscripts back to the former sole member of Wellscripts, the Company lost the majority of the customers in the geographic region served by this location. Management determined that the customer relationships acquired in conjunction with the original acquisition, as well as the original goodwill, had been significantly impaired. During the fiscal fourth quarter 2007, the Company recognized an impairment of goodwill of $2,050,148 and of the customer relationships of $908,195 resulting in a total impairment expense of $2,958,343. The impairment expense relates to the Pharmacy segment.
In conjunction with the Pinnacle transaction in November 2006, the Company acquired a master lease agreement with a major retailer originally valued at $1,499,031. This agreement allowed for the opening of clinics at certain retail sites. As of March 31, 2007, the Company was in negotiations to sell its interest in Pinnacle back to the original sellers who had remained minority interest owners of Pinnacle. The Company will receive no future benefit from the master lease agreement, and as such, management determined that its investment in Pinnacle was impaired. The Company recognized an impairment expense of $964,805, and reduced the minority interest balance to $0. The impairment expense relates to the Clinics segment.
Fiscal 2005
The Company recognized an impairment of goodwill of $707,044 for the period from May 10, 2004 to March 31, 2005 and $16,055 for the period from April 1, 2004 to May 9, 2004. The decline in value was primarily related to a business acquired as a byproduct of the reverse acquisition on May 10, 2004. The specific operating subsidiary was dependent on its employees’ expertise and relationships. Many of its employees exited the operation subsequent to the acquisition, resulting in a decline in revenues and profitability.
The impairment expenses described above are included in the “goodwill and intangible asset impairment” line item in the Statements of Operations.
Note 6 – Lines of Credit
Arcadia Services and four of its wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. The credit agreement, as amended, provides the borrowers with a revolving credit facility of up to $19 million. Advances under the credit facility shall be used primarily for working capital or acquisition purposes. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3.0 million. The maturity date is October 1, 2008. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is classified as a long-term liability in the consolidated balance sheet.

Amounts outstanding under this agreement totaled $17,892,796 and $13,887,971 at March 31, 2007 and 2006, respectively.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of Arcadia Resources, Inc. and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services. Arcadia Services granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to Arcadia Resources, Inc. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services and its subsidiaries.
Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of the borrowers. Currently, the Company has elected the prime-based rate, effectively 8.25% at March 31, 2007. Arcadia Services agreed to various financial covenant ratios, to have any person who acquires Arcadia Services’ capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services and on all of the assets of Arcadia Services and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. As of March 31, 2007, the Company was not in compliance with certain financial covenants but received a waiver letter from the bank. Additionally, the Credit Facility includes provisions that allow the lender in its sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, has a separate outstanding line of credit agreement with Comerica Bank which provides Trinity Healthcare with a revolving credit facility of up to $2.0 million payable upon demand of Comerica Bank, bearing interest at prime plus 0.5%, effectively 8.75% at March 31, 2007. The credit agreement provides that advances to Trinity Healthcare will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 80% of the eligible accounts receivable, subject to Comerica Bank’s adjustment to account for dilution of accounts receivable caused by customer credits, returns, setoffs, etc., plus 30% of eligible inventory. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Trinity Healthcare and on all of the assets of Trinity Healthcare and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. There was $2,000,000 outstanding under this agreement at both March 31, 2007 and 2006 (see Note 16 — Subsequent Events). The Company was in compliance with all covenants at March 31, 2007.
Both Arcadia Services and Trinity Healthcare line of credit agreements were amended in October 2006 for a short term to include an over formula advance of $1.0 million in the Arcadia Services credit agreement and to increase the credit limit from $2.0 million to $2.5 million in the Trinity Healthcare credit agreement. The Arcadia Services over formula advance is due on June 15, 2007. The Trinity Healthcare credit agreement reverted back to $2 million in January 2007 upon the repayment of a $500,000 advance.
Rite at Home, LLC, a wholly-owned subsidiary, has an outstanding line of credit agreement with Fifth Third Bank. The line of credit is for a maximum of $750,000, matured on June 1, 2007 and bears interest at prime plus 0.5%, effectively 8.75% at March 31, 2007. The maturity date of the note was extended until August 1, 2007. The outstanding balance under this agreement totaled $612,996 and $599,996 at March 31, 2007 and 2006, respectively.
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with one of the previous owners of PrairieStone for a maximum of $4,000,000. The line of credit had an outstanding balance of $750,000 at the time the acquisition closed. The amount that PrairieStone may borrow against the line of credit will gradually increase from $2,500,000 to $4,000,000 after September 30, 2007. Draws against the line of credit must be made in $250,000 increments, are subject to PrairieStone satisfying certain borrowing base requirements, and beginning June 30, 2007, are subject to PrairieStone achieving certain EBITDA targets. The line of credit is secured by a security interest in all of the assets of PrairieStone and SSAC, LLC and is guaranteed by the Company. The line of credit bears annual interest at the prime rate plus 2%, effectively 10.25% at March 31, 2007, and the agreement ends in September 2010. Amounts outstanding under this agreement totaled $2,450,000 at March 31, 2007.
The weighted average interest rate of borrowings under line of credit agreements as of March 31, 2007 and 2006 was 8.52% and 7.83%, respectively.

Note 7 – Long-Term Obligations
Long-term obligations consist of the following at March 31:

	2007	2006
Note payable to Jana Master Fund, Ltd. dated November 30, 2006, with interest payable quarterly and the principal due in full on January 31, 2008. The original interest rate was the one year LIBOR rate plus 7.5%. Starting on February 1, 2007, the interest rate increases 1.0% on the first day of each month for five months. The maximum rate on the promissory note is the one year LIBOR rate plus 12.5%. The note payable is unsecured. At March 31, 2007, the effective interest rate was 14.70%. (See Note 16 – Subsequent Events)	$17,000,000	$—

Note payable to Jana Master Fund, Ltd. dated March 20, 2007 bearing interest at the one year LIBOR rate plus 7.5% with interest payable quarterly beginning June 30, 2007 and the principal due in full on January 31, 2008. In the event that the entire principal balance is not paid in full by May 15, 2007, the interest rate will increase by 1.0% on May 6, 2007 and on the fifteenth day of each month thereafter. The note payable is unsecured. At March 31, 2007, the effective interest rate was 12.70%. (See Note 16 - Subsequent Events)	2,564,103	—

Purchase price payable to the selling shareholder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on July 12, 2007. The note payable is unsecured.	1,019,800	—

Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009. The note payable is unsecured.	617,455	800,000

Purchase price payable to the selling shareholders of Trinity Healthcare dated September 23, 2004, bearing simple interest of 8%. The note payable was paid in full in October 2006.	—	294,422

Other purchase price payables to be paid over time to the selling shareholders or selling entities of various acquired entities, due dates ranging from April 2007 to March 2008.	187,606	711,126

Other long-term obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from April 2007 to November 2011.	828,104	517,210

Total long-term obligations	22,217,068	2,322,758
Less current portion of long-term obligations	(21,320,198)	(2,056,311)

Long-term obligations, less current portion	$896,870	$$266,447

As of March 31, 2007, future maturities of long-term obligations are as follows:

Fiscal 2008	$21,320,198
Fiscal 2009	651,932
Fiscal 2010	133,631
Fiscal 2011	80,144
Fiscal 2012	31,163

Total	$22,217,068

The weighted average interest rate of outstanding long-term obligations as of March 31, 2007 and 2006 was 11.9% and 7.71%, respectively.
Note 8 – Stockholders’ Equity
General
“On June 22, 2006, the Company returned all outstanding treasury shares to the registrar to make them available for reissuance. The Company will account for cashless exercises of options and/or warrants on a net basis prospectively.”
On September 26, 2006, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 200,000,000, $0.001 par value per share from 150,000,000, $0.001 par value per share.
The Company’s Chairman/former-Chief Executive Office (“former CEO”), and former President/Chief Operating Officer (“former COO”) and certain other shareholders of the Company entered into a Voting Agreement dated May 7, 2004. The Voting Agreement provided the former CEO and former COO control of the votes of approximately 59 million shares of common stock for the election of a majority of the Board of Directors. This agreement was terminated on September 27, 2006.
Escrow Shares
In conjunction with the merger and recapitalization of the Company in May 2004, the former CEO, former COO and one former officer of the Company entered into an escrow agreement. As of March 31, 2007, the former CEO, former COO and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004 (collectively, the “Escrow Shares”). These shares represent 80% of the shares originally escrowed pursuant to the agreements. The other 20% of the shares were released from escrow in February 2005 due to the average closing stock price of the Company’s common stock being at least $1.00 for the 20 consecutive-day period ended January 26, 2005. During the period ended March 31, 2005, the Company recognized $2,664,000 in expense representing the fair value of the 2,400,000 shares at the date earned. Because the Company failed to meet the specified targets during fiscal 2006 and 2007, the remaining escrowed shares are to be returned to the Company and cancelled within 60 days after the completion of the fiscal 2007 audit. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for any periods.
Common Stock Transactions – Fiscal 2007
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
On July 19, 2006, the Company issued 60,000 shares of its common stock valued at $150,000 as partial consideration for a finder’s fee in conjunction with the Jana Master Fund note payable executed on June 29, 2006. The fair value of the common stock was determined to be $2.50 per share, which represents the closing price on the date of the transaction .
On December 28, 2006, the Company sold 4,999,999 shares of common stock to institutional investors at $2.00 per share for total proceeds of $9,999,998.
Common Stock Transactions – Fiscal 2006
On April 26, 2005, the Company sold an aggregate 1,212,121 shares of its common stock valued at $1.65 per share, for aggregate consideration of $2,000,000 in a private transaction to an accredited investor.
On April 27, 2005, the Company issued Jana Master Fund, LTD a $5,000,000 convertible promissory note with a term due May 1, 2006 and providing for quarterly interest payments at 12% annual interest. Under the terms of the note, Jana could have converted the outstanding balance into shares of the Company’s common stock at the rate of one share of common stock per $2.25 of outstanding debt. The $5,000,000 convertible promissory note was repaid in fiscal second quarter 2006 with proceeds from the September 2005 warrant offering described below and the remaining debt discount representing the beneficial conversion value at the date of issuance was amortized at that time.
Beginning September 16, 2005, the Company sold to accredited investors, Series B-1 common stock purchase warrants and Series B-2 common stock purchase warrants for aggregate consideration totaling $31,000,000. An aggregate of 13,800,000 shares of the Company’s common stock are issuable on exercise of the Series B-1 warrants at an exercise price of $0.001 per share. An aggregate of 4,700,000 shares of the Company’s common stock are issuable on exercise of the Series B-2 warrants at an exercise price of $2.25 per share. The Series B-1 and Series B-2 warrants are exercisable for a term of seven years and after one year, they may be exercised on a cashless basis. A holder may not acquire shares of common stock on exercise to the extent that the number of shares of common stock beneficially owned would exceed 4.9% of the Company’s common stock then issued and outstanding. If applicable, the seven-year term is subject to an 18-month extension if this limitation applies on expiration of the term.

Warrants
The following represents warrants outstanding as of March 31:

Description	Exercise Price	Granted	Expiration	2007	2006	2005
Class A Warrants	$0.50	Various	Various	5,779,036	6,849,905	10,285,791
Class B-1 Warrants	$0.001	September 2005	September 2009	8,990,277	13,777,777	—
Class B-2 Warrants	$2.25	September 2005	September 2009	4,711,110	4,711,110	—

Total Warrants Outstanding				19,480,423	25,338,792	10,285,791

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
During the year ended March 31, 2007, a total of 5,858,369 warrants were exercised resulting in the issuance of 5,795,802 shares of common stock. Of the total warrants exercised, 5,170,747 were exercised on a cashless basis resulting in the issuance of 5,108,180 shares of common stock. The Company received $443,811 in cash proceeds from the exercise of warrants.
During the year ended March 31, 2006, a total of 3,646,201 warrants were exercised resulting in the issuance of 2,899,013 shares of common stock. Of the total warrants exercised, 3,111,318 were exercised on a cashless basis resulting in the issuance of 2,364,130 shares of common stock. The Company received $267,942 in cash proceeds from the exercise of warrants.
During the period ended March 31, 2005, a total of 424,750 warrants were exercised on a cashless basis resulting in the issuance of 312,641 shares of common stock.
Note 9 — Commitments and Contingencies
Lease Commitments
The Company leases office space under several operating lease agreements, which expire through 2011. Rent expense relating to these leases amounted to approximately $2,463,000, $1,569,000, and $849,000 for the years ended March 31, 2007, 2006 and 2005 respectively.
The Company has entered into several capital leases covering computer operating systems, patient rental equipment and various other equipment. The capital lease obligations payable have a lease term ranging from two to five years, monthly payments ranging from $121 to $9,633 and interest rates ranging from 4% to 15%.
The following is a schedule of approximate future minimum lease payments, exclusive of real estate taxes and other operating expenses, required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year:

	Capital	Operating
	Leases	Leases
Year ending March 31:
2008	$1,099,351	$1,702,446
2009	630,146	643,303
2010	141,210	388,342
2011	57,198	301,764
2012	—	227,673
Thereafter	—	290,200

Total minimum lease payments	1,927,905	$3,553,728

Less amount representing interest	(210,697)

Total principal payments	1,717,208
Less current maturities	(1,020,421)

	$696,787

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
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business, results of operations or financial condition.
Note 10 – Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan is approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of March 31, 2007, 2,443,515 shares were available for grant under the 2006 Plan.
Prior to the approval of the 2006 Plan, certain officers, directors and members of management were granted stock options and restricted shares of the Company’s common stock with varying terms.
Stock Options
As of March 31, 2007, a total of 18,697 stock options have been granted under the 2006 Plan. Additionally, stock options to purchase 90,117 shares of the Company’s common stock were granted in July 2006 prior to the adoption of the 2006 Plan.
Additional stock options were granted prior to the adoption of the 2006 Plan in September 2006. The terms of these options vary depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years. A significant number of options to purchase shares of common stock were granted to two former executives and are contingent on the meeting of certain financial milestones. These options do not have an expiration date and are more fully described in the following paragraph.
On May 7, 2004, the former CEO (and continuing Chairman of the Board of Directors) and former COO were each granted stock options to purchase 4.0 million shares of common stock exercisable at $0.25 per share. The options vest in six tranches provided certain EBITDA milestones are met through fiscal 2008, subject to acceleration upon certain events occurring. The options may be exercised by these two individuals as long as they are employed by the Company and for one year from termination for any reason provided they have achieved the EBITDA milestones. The milestones and vesting for each individual are as follows: fiscal 2006 EBITDA of $10.7 million will vest 500,000 options, if $11.0 million, an additional 500,000 options will vest; fiscal 2007 EBITDA of $13.5 million will vest 500,000 options, if $14.0 million, an additional 500,000 options will vest; fiscal 2008 EBITDA of $17.5 million will vest 1 million options, if $18.5 million, an additional 1 million options will vest. The Company did not meet the EBITDA milestone for fiscal 2006, and, as such, the corresponding options did not vest. There is still a potential that the options related to the 2006 fiscal year could be re-activated in the event of a change of control. The expense, if any, related to these options will be recognized in the period the milestones are achieved or are deemed likely to be achieved. During fiscal 2007, the Company determined it was unlikely to meet the targets described above for fiscal 2007, and, therefore, no amounts related to these options were expensed during this year. To date, no compensation expense has been recognized relating to these stock options due to the achievement of these financial milestones.
The fair value of each stock option award is estimated on the date of the grant using a Black-Scholes based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Following are the specific valuation assumptions, where applicable, used for each respective period:

	2007	2006	2005
Weighted-average expected volatility	20%	45%	45%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	7	7	3 to 7
Risk-free interest rate	53% – 5.11%	3.92%	3.19% - 3.92%
Stock option activity for the years ended March 31, 2007 and 2006 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Outstanding at March 31, 2005	9,536,540	$0.37
Granted	24,303	2.20
Exercised	(37,500)	1.00
Forfeited or expired	—	—

Outstanding at March 31, 2006	9,523,343	0.37
Granted	108,814	2.80
Exercised	(185,000)	1.21
Forfeited or expired	(2,015,504)	0.27

Outstanding at March 31, 2007	7,431,653	$0.42	5.18	$11,694,586
Exercisable at March 31, 2007	4,431,653	$0.53	5.18	$6,504,586
The weighted-average grant-date fair value of options granted during the years ended March 31, 2007 and 2006 was $1.02 and $1.15, respectively. The total intrinsic value of options exercised during the years ended March 31, 2007 and 2006 was $202,200 and $46,500, respectively.
During the years ended March 31, 2007 and 2006, the Company recognized $1,106,000 and $109,000, respectively, in stock-based compensation expense relating to stock options.
On February 28, 2007, the former COO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, all unvested stock options vest if his employment with the Company is terminated by the Company for any reason other than for cause, as defined in his employment agreement. The former COO had 3,000,000 unvested stock options at February 28, 2007. This total included the stock options relating to the fiscal 2007 and 2008 milestones discussed previously. All 3,000,000 stock options vested upon the former COO’s departure. The related expense is included in the $1,106,000 of stock-based compensation recognized during the year ended March 31, 2007. For tax reasons, he cannot exercise any of these stock options until September 30, 2007, and consistent with the terms of his stock option agreement, the stock options expire on the one-year anniversary of his departure.
As of March 31, 2007, the only unrecognized stock-based compensation expense for unvested stock options was related to the options granted to the former CEO as described above. The vesting and expensing of these stock options are contingent on the Company meeting certain financial milestones or his departure from the Company for any reason other than for cause, as defined in his employment agreement. The fiscal 2007 EBITDA milestones were not met so the former CEO forfeited 1,000,000 stock options on April 1, 2007. As mentioned previously, there is still a potential that the options related to the fiscal 2006 and 2007 EBITDA milestones could be re-activated in the event of a change of control.

During the year ended March 31, 2007 and 2006, the Company received $50,750 and $37,567, respectively, from the exercising of stock options.
Restricted Stock – Arcadia Resources, Inc.
Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. The value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions.
As of March 31, 2007, the Company had granted a total of 3,172,000 shares of restricted stock, of which 650,000 were granted prior to the adoption of the 2006 Plan.
The following table summarizes the activity for restricted stock awards during the years ended March 31, 2007 and 2006:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share

Unvested at March 31, 2005	—	$—
Granted	405,000	2.47
Vested	(66,041)	2.48

Unvested at March 31, 2006	338,959	2.47
Granted	2,767,000	2.73
Vested	(221,959)	2.35
Forfeited	(151,458)	2.34

Unvested at March 31, 2007	2,732,542	$2.75

The weighted-average grant-date fair value of restricted stock awards granted during the year ended March 31, 2007 and 2006 was $2.73 and $2.47, respectively. The total intrinsic value of restricted stock awards released was $554,000 and $196,000 for the years ended March 31, 2007 and 2006, respectively.
During the years ended March 31, 2007 and 2006, the Company recognized $1,719,000 and $45,000, respectively, of stock-based compensation expense related to restricted stock.
During the years ended March 31, 2007 and 2006, the total fair value of restricted stock vested was $522,000 and $164,000, respectively.
As of March 31, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $6,386,000, which is expected to be expensed over a weighted-average period of 3.1 years. Subsequent to March 31, 2007, a total of 624,165 shares of unvested restricted stock were forfeited upon the termination of certain employees in conjunction with the Company’s restructuring initiatives (see Note 15 – Restructuring). These forfeitures reduced the unrecognized stock-based compensation expense by $1,713,000.
Restricted Stock – Care Clinic, Inc.
During the year ended March 31, 2007, the Company sold a total of 137,600 shares of restricted stock of Care Clinic, Inc., a subsidiary of Arcadia Resources, Inc., to certain key employees of Care Clinic, Inc. for $0.10 per share, which approximated the fair value per share at the date of grant, resulting in total proceeds to the Company of $13,760. No compensation expense was recognized related to the grant of these restricted shares. The shares vest equally on September 1, 2007 and 2008 contingent on continued employment with the Company. As of March 31, 2007, all 137,600 restricted shares remained outstanding, and none of these restricted shares were vested. Subsequent to March 31, 2007, a total of 42,525 shares of unvested Care Clinic, Inc. restricted stock were forfeited upon the termination of certain employees in conjunction with the Company’s restructuring initiatives (see Note 15 – Restructuring).

Note 11 – Income Taxes
As of March 31, 2007, the Company has total net operating loss carryforwards (“NOL’s”) of $17,227,000, which may be available to reduce taxable income if any, which expire through 2027. However, Internal Revenue Code Section 382 rules limit the utilization of certain of these NOL’s upon a change in control of the Company. It has been determined that a subsequent change in control has taken place. Since the change in control has taken place, utilization of $770,000 of the Company’s NOL’s will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of these NOL’s. The Company has $16,457,000 in NOL’s that are not subject to the limitations described above.

The Company incurred $138,000, $119,000 and $186,000 of state and local income tax expense during the years ended March 31, 2007, and 2006 and the period ended March 31, 2005, respectively.
Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 34% to loss before income taxes as a result of the following for the periods ended March 31, 2007 and 2006:

	2007	2006	2005

Income tax benefit at 34%	(34.0%)	(34.0%)	(34.0%)
State and local income taxes	0.3%	2.6%	3.0
Goodwill amortization/impairment	9.2%	(9.1%)	3.4
Non-deductible amortization of debt discount	—	10.6%	5.8
Non-deductible other items	1.1%	0.5	9.7
Other	2.3%	—
Valuation allowance	21.4%	32.0%	15.1

Effective tax rate	0.3%	2.6%	3.0%

As of March 31, 2007, the Company has NOL’s of approximately $17.2 million that will be available to offset future taxable income through the dates shown below (in thousands):

September 30, 2022	$58
September 30, 2023	1,066
September 30, 2024	794
March 31, 2025	1,952
March 31, 2026	2,135
March 31, 2027	11,222

$17,227

Significant components of the Company’s deferred tax assets and liabilities are comprised of the following (in thousands) at March 31:

	2007	2006

Net operating losses	$6,374	$2,647
Allowance for doubtful accounts	2,684	699
Depreciation and amortization	4,011	920
Other temporary differences	1,178	696

Total	14,247	4,962
Valuation allowance	(14,247)	(4,962)

Net deferred income taxes	$—	$—

Goodwill related to asset purchases is amortized over 15 years for tax purposes, and goodwill related to the purchase of stock of corporations is not amortized for tax purposes.
FAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. FAS 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.

Tax benefits of net deferred tax assets will be recorded at such time and to such extent, that they are more likely than not to be realized. As such, the resulting estimated net deferred tax assets of approximately $14,200,000 as of March 31, 2007 have been offset by a corresponding valuation allowance. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain.
Note 12 – Employee Benefit Plans
The Company has a 401(K) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to Internal Revenue Services limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for each of the years ended March 31, 2007, 2006 and 2005.
PraireStone, a wholly-owned subsidiary of the Company, has a 401(K) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to Internal Revenue Services limits. PrairieStone matches 100% of a participant’s elective deferrals up to 4% of the participant’s compensation. The employer’s matching contribution vest 100% in year six. Expenses for contributions to the plan since the PrairieStone acquisition on February 16, 2007 were approximately $5,000.
Note 13 – Related Party Transactions
The Company issued a promissory note to Jana Master Fund, Ltd. on June 29, 2006 for $15 million. On November 30, 2006, the promissory note was amended and restated to increase the principal balance to $21 million (see details in Note 7 – Long-Term Obligations), to change the interest rate provision and to extend the maturity date to January 31, 2008. On March 20, 2007, the Company issued a second promissory note to Jana Master Fund, Ltd. for $2,564,103, which matures on January 31, 2008 (see Note 16 — Subsequent Events). At March 31, 2007, the total amount due Jana Master Fund, Ltd. relating to these two promissory notes was $19,564,103. Jana Master Fund, Ltd. held approximately 14% of the outstanding shares of Company common stock on March 31, 2007.
PrairieStone has a line of credit agreement with a former owner of PrairieStone, which was issued shares of the Company’s common stock as part of the purchase price consideration. At March 31, 2007, the outstanding balance of the line of credit is $2,450,000 (see details in Note 6 – Lines of Credit). The former owner held approximately 4% of the outstanding shares of Company common stock on March 31, 2007.
Note 14 – Segment Information
For financial reporting purposes, our branch offices are aggregated into five reportable segments, Services, Products, Retail, Clinics and Pharmacy, which are managed separately based on their predominant line of business. Management identified the Clinics segment as a separate segment beginning during the year ended March 31, 2007. Further, with the acquisition of PrairieStone in February 2007, management isolated the Pharmacy segment in fourth quarter fiscal 2007. Prior to then, the pre-existing mail-order pharmacy business was included in the Products segment. Prior period segment information has been reclassified in order to conform to the current year presentation.
The Services segment consists primarily of a national provider of home care and staffing services currently operating in 19 states through its 73 locations. The Services Division operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
The Products segment consists primarily of respiratory and durable medical equipment operations, which service patients in 12 states through its 44 locations.
The Retail segment consists of 13 retail sites in five states and a home health-oriented mail-order catalog and related website. The catalog and website were acquired in May 2005. The first six retail sites opened between September and December 2005 and the next seven sites opened beginning in October 2006.
The Clinics segment consists of 11 non-emergency care clinics in retail host sites in three states. The costs associated with the start up of the clinics began during the year ended March 31, 2007.

The Pharmacy segment provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, a patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, the Company offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, DailyMed™, an exclusive retail pharmacy benefit network and an 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.
The accounting policies of each of the operating segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

(in thousands)	2007	2006	2005

Revenue, net:
Services	$121,505	$110,152	$97,218
Products	23,589	14,758	8,123
Retail	4,022	3,663	—
Pharmacy	9,236	2,356	—
Clinics	59	—	—

Total revenue	$158,411	$130,929	$105,341

Operating income/(loss):
Services	$3,868	$4,376	3,860
Products	(23,097)	(81)	(2,366)
Retail	(2,033)	(1,211)	—
Pharmacy	(4,174)	(275)	—
Clinics	(5,597)	—	—
Unallocated corporate overhead	(9,029)	(4,944)	(6,655)

Total operating loss	(40,062)	(2,135)	(5,161)

Interest and other expense, net	3,572	2,457	2,087

Net loss before income tax expense	(43,634)	(4,592)	(7,248)
Income tax expense	138	119	186

Net loss	$(43,772)	$(4,711)	$(7,434)

Depreciation and amortization:
Services	$1,585	$1,164	$612
Products	1,424	516	576
Retail	362	170	—
Pharmacy	300	39	33
Clinics	287	—	—
Corporate	298	437	237

Total depreciation and amortization	$4,256	$2,326	$1,458

Goodwill and intangible asset impairment:
Services	$—	$—	$723
Products	18,654	—	—
Retail	344	—	—
Pharmacy	2,958	—	—
Clinics	965	—	—

Total goodwill and intangible asset impairment	$22,921	$—	$723

	March 31,
(in thousands)	2007	2006

Assets:
Services	$51,069	$48,337
Products	28,085	30,902
Retail	2,292	2,160
Pharmacy	31,339	742
Clinics	1,879	—
Unallocated corporate assets	2,564	3,010

Total assets	$117,228	$85,151

Note 15 — Restructuring
On March 30, 2007, the Board of Directors of the Company approved management’s recommendation to end the employment of approximately 40 employees, to close and/or consolidate nine facilities, and to exit certain unprofitable businesses. This decision was made in order to reduce future operating expenses and cash outflows. In addition, management expects enhanced efficiency as it focuses on its core businesses and as certain operations are centralized into fewer facilities. The Company expects the restructuring to be completed by September 30, 2007.
The estimated restructuring charges include the follow:

Type	Products	Retail	Clinics	Corporate	Total
One-time termination benefits	$70,000	$120,000	$387,000	$90,000	$667,000
Lease termination costs	280,000	—	114,000	—	394,000
Other associated costs	80,000	—	10,000	—	90,000
Write-off leasehold improvements	30,000	—	—	—	30,000

Total	$460,000	$120,000	$511,000	$90,000	$1,181,000

At March 31, 2007, accrued expenses include $523,000 of one-time termination benefits. The expense was recognized in the various segments as follows: Clinics — $387,000, Retail — $120,000, Products - $8,000, and Pharmacy — $8,000. The remaining $658,000 in restructuring costs is expected to be recognized in fiscal first and second quarters 2008.
The restructuring costs totaling $523,000 recognized as of March 31, 2007 are included in the “selling, general and administrative” expense line item in the Statements of Operations.
Note 16 – Subsequent Events

Related Party Transactions
On and effective April 5, 2007, the Board of Directors of the Company appointed Russell T. Lund, III as a director. Mr. Lund has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and may be entitled to receive additional shares under the terms of the purchase agreement.
On and effective May 24, 2007, the Board of Directors of the Company appointed Daniel Eisenstadt as a director. Mr. Eisenstadt is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement discussed below. In addition, these entities received a total of 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years.
Private Placement
In May 2007, the Company sold to various investors a total of 11,018,906 shares of common stock at $1.19 per share for aggregate proceeds of $13,112,498. In conjunction with the sale of common stock, the investors received a total of 2,754,726 warrants to purchase shares of common stock at $1.75 per share for a period of seven years. If the Company sells shares of stock at a price less than $1.19 per share, then the exercise price of the warrants will decrease to the new offering price, and the number of warrants will increase such that the total aggregate exercise price remains unchanged. This warrant repricing provision excludes certain common stock offerings, including offerings under the Company’s equity incentive plan, previously existing shareholder rights, and stock spits. Under the accompanying registration rights agreements, the Company agreed to file, within 60 days of closing, a registration statement to register the resale of the shares. The Company must use its best efforts to cause the registration statement to be declared effective within 120 days after the registration statement is filed and to keep the registration statement effective for the designated time period. The Company agreed to issue warrants to purchase shares of common stock equal to one percent of the aggregate number of shares purchased per month, up to ten percent of the aggregate number of shares purchased, as liquidated damages in the event of failure to comply with the effectiveness provisions.
In conjunction with the private placement, the Company paid a placement fee of $655,625.
The Company used a portion of the proceeds from the private placement to pay off the Jana Master Fund, Ltd. note payable balance of $2,564,103 and the Trinity Healthcare line of credit balance with Comerica Bank of $2,000,000. In addition, the Company paid off $1,000,000 of the remaining outstanding Comerica Bank line of credit.
Jana Master Fund, Ltd. – Amended and Restated Promissory Note
On June 25, 2007, the Company and Jana Master Fund, Ltd. (“Jana”) entered into an Amended and Restated Promissory Note relating to the $17,000,000 note dated November 30, 2006. The amended note extends the maturity date to June 30, 2008. Effective July 1, 2007, the interest rate shall be equal to the one year LIBOR rate plus 8%. If the outstanding balance of the note is reduced to less than $8,500,000, the interest rate will be reduced to the one year LIBOR rate plus 4%. Accrued unpaid interest on the outstanding principal balance shall be due and payable on June 30, 2007, and 50% of the accrued unpaid interest shall be due and payable on the following dates: September 30, 2007, December 31, 2007 and March 31, 2008. All remaining unpaid accrued interest shall be due and payable on the maturidy date of June 30, 2008. If the Company prepays any portion of the principal amount before December 30, 2007, a prepayment fee equal to the one year LIBOR rate plus 1.5% will be due. If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding debt. Specifically, the Company must remit to Jana 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
Securities Redemption Agreement — Pinnacle EasyCare, LLC
On June 26, 2007, the Company entered into a Securities Redemption Agreement with the minority interest holders of Pinnacle. Pursuant to the agreement, the Company agreed to sell its 75% interest in Pinnacle, which was originally acquired in November 2006 (see Note 3 – Busines Acquistions), to the minority interest holders for the return of 200,000 shares of the Company’s common stock that was issued to the minority interest holders as partial consideration in the original transaction.

Note 17 — Quarterly Results (Unaudited)
The following table summarizes selected quarterly data of the Company for the years ended March 31, 2007 and 2006 (in thousands, except per share data):

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007

Revenues, net	$37,555	$41,419	$41,026	$38,411
Gross profit	13,182	14,566	14,483	10,172
Operating income (loss)	286	222	(2,565)	(38,006)
Net loss	(158)	(736)	(3,718)	(39,161)
Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.04)	$(0.42)

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006

Revenues, net	$30,739	$32,665	$33,299	$34,226
Gross profit	9,896	10,701	11,313	11,455
Operating loss	(292)	(374)	(628)	(841)
Net loss	(1,251)	(1,479)	(813)	(1,168)
Basic and diluated loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
The increase in the operating loss and net loss in the fiscal fourth quarter 2007 compared to the three previous quarters was primarily due to the following:
•	Total goodwill and intangible asset impairment expense recognized in fiscal fourth quarter 2007 of $22,921,000 (see Note 5 – Goodwill and Acquired Intangible Assets).

•	Net revenue decreased due to an increase to the contractual allowance adjustment necessary in the Products segment as well as a decrease in the Services segment revenue compared to the previous three quarters.

•	The fiscal fourth quarter 2007 includes a full quarter of expenses subsequent to the various acquisitions in the first three quarters plus expenses relating to PrairieStone subsequent to its acquisition in February 2007.

•	Bad debt expense recognized in fiscal fourth quarter 2007 necessary to increase the allowance for uncollectible accounts receivable of $2,669,000.

•	Non-cash compensation expense relating to the vesting of 3,000,000 stock options held by the former COO recognized in fiscal fourth quarter 2007 of $1,044,000 (see Note 10 – Stock-Based Compensation).

•	Severance expense associated with the former COO’s separation agreement recognized in February 2007 of $700,000.

•	Total one-time termination benefits associated with a restructuring announced in March 2007 of $523,000 (see Note 15 – Restructuring).

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
	of Period	Expenses	Accounts (a)	Deductions	of Period
Year ended March 31, 2007 Deducted from asset accounts:

Allowance for doubtful accounts and contractual allowance	$1,891,000	$8,629,000	$—	$(2,210,000)	$8,310,000

Year ended March 31, 2006 Deducted from asset accounts:

Allowance for doubtful accounts and contractual allowance	$1,692,000	$880,000	$211,000	$(892,000)	$1,891,000

Period from May 10, 2004 to March 31, 2005 Deducted from asset accounts:

Allowance for doubtful accounts and contractual allowance	$832,000	$931,000	$806,000	$(877,000)	$1,692,000

Period from April 1, 2004 to May 9, 2004 Deducted from asset accounts:

Allowance for doubtful accounts	$780,000	$52,000	$	$—	$832,000

(a)	Addition from acquired entities