Form 10-Q
period 2007-06-30
ARCADIA RESOURCES, INC
filed 2007-08-09
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission file number 001-32935
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2007, 125,684,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,106,451	$2,994,322
Accounts receivable, net of allowance of $7,090,000 and $8,310,000, respectively	33,787,311	33,427,284
Inventories, net	2,338,998	2,732,533
Prepaid expenses and other current assets	2,729,664	2,768,231

Total current assets	42,962,424	41,922,370
Property and equipment, net	10,484,716	12,606,480
Goodwill	33,314,908	33,335,921
Acquired intangible assets, net	28,323,434	28,982,628
Other assets	288,948	380,374

	$115,374,430	$117,227,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$506,996	$2,612,996
Accounts payable	5,793,139	6,861,262
Accrued expenses:
Compensation and related taxes	4,085,943	4,462,726
Commissions	402,660	359,401
Accrued interest	1,454,270	818,655
Other	1,318,998	1,049,065
Payable to affiliated agencies, current portion	1,676,626	1,548,827
Long-term obligations, current portion	18,218,642	21,320,198
Capital lease obligations, current portion	974,652	1,020,421
Deferred revenue	472,917	659,258

Total current liabilities	34,904,843	40,712,809
Other liabilities	457,161	457,161
Line of credit, less current portion	18,886,264	20,342,796
Payable to affiliated agencies, less current portion	11,243	37,848
Long-term obligations, less current portion	610,182	896,870
Capital lease obligations, less current portion	466,428	696,787

Total liabilities	55,336,121	63,144,271

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares and 150,000,000 shares authorized, respectively; 132,892,409 shares and 121,059,177 shares issued and outstanding, respectively	132,892	121,059
Additional paid-in capital	123,713,282	110,342,704
Accumulated deficit	(63,807,865)	(56,380,261)

Total stockholders’ equity	60,038,309	54,083,502

	$115,374,430	$117,227,773

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended
	June 30,
	2007	2006
Revenues, net	$42,360,020	$37,555,123
Cost of revenues	28,109,588	24,373,126

Gross profit	14,250,432	13,181,997

Selling, general and administrative	17,225,720	12,327,114
Depreciation and amortization	1,376,985	568,889
Impairment of long-lived assets	1,900,387	—

Total operating expenses	20,503,092	12,896,003

Operating income (loss)	(6,252,660)	285,994

Other expenses:
Interest expense, net	1,159,261	405,127

Total other expenses	1,159,261	405,127

Net loss before income taxes	(7,411,921)	(119,133)

Current income tax expense	15,683	38,800

NET LOSS	$(7,427,604)	$(157,933)

Weighted average number of common shares outstanding (in thousands)	114,997	86,837
Basic and diluted net loss per share	$(0.07)	$(0.00)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ended
	June 30,
	2007	2006
Cash used in operating activities:
Net loss for the period	$(7,427,604)	$(157,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	538,223	318,693
Amortization and depreciation of property and equipment	1,502,449	625,946
Amortization of intangible assets	659,197	395,943
Impairment of long-lived assets	1,900,387	—
Reduction in expense due to return of common stock previously issued	(246,400)	—
Stock-based compensation expense	499,483	156,925
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(898,250)	(2,269,173)
Inventories	(103,989)	(454,071)
Other assets	129,993	(678,205)
Accounts payable	(1,047,112)	(134,539)
Accrued expenses	617,365	(198,948)
Due to affiliated agencies	101,194	(244,570)
Deferred revenue	(186,341)	—

Net cash used in operating activities	(3,961,405)	(2,639,986)

Cash provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	—	90,000
Purchases of property and equipment	(789,149)	(380,592)

Net cash used in investing activities	(789,149)	(290,592)

Cash provided by (used in) financing activities:
Proceeds from issuance of note payable	—	15,000,000
Proceeds from issuance of common stock, net of fees	12,456,872	—
Proceeds from exercise of stock options/warrants	—	100,000
Net payments on line of credit	(3,562,532)	(10,272,975)
Payments on notes payable and capital lease obligations	(3,031,657)	(493,659)

Net cash provided by financing activities	5,862,683	4,333,366

Net increase in cash and cash equivalents	1,112,129	1,402,788
Cash and cash equivalents, beginning of period	2,994,322	530,344

Cash and cash equivalents, end of period	$4,106,451	$1,933,132

See accompanying notes to these consolidated financial statements.

	Three Month Period Ended
	June 30,
	2007	2006
Supplementary information:

Cash paid during the period for:
Interest	$567,524	$268,035
Income taxes	15,683	38,800

Non-cash investing / financing activities:
Payments on note payable with issuance of common stock	$677,631	$151,295
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. During the three-months ended June 30, 2007, the Company reorganized its operations into four segments: In-Home Health Care Services (“Services”); Durable Medical Equipment (“DME”); Retailer and Employer Services; and Clinics. The In-Home Health Care Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the In-Home Health Care Services segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Durable Medical Equipment segment markets, rents and sells products and equipment across the United States. The DME segment also sells various medical equipment offerings through a catalog out-sourcing and product fulfillment business. The Retailer and Employer Services segment primarily includes the operations of PrairieStone Pharmacy, LLC (“PrairieStone”). PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Services offered to grocers and employers include staffing, pharmacy management, DailyMed™, an exclusive retail pharmacy benefit network and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies. The Clinics segment includes the operations of Care Clinics, Inc. (“CCI”). CCI is a new business venture launched in fiscal 2007 focused on establishing non-emergency medical care facilities in retail location host sites. In August 2007, management decided to exit the ownership of certain unprofitable clinics (see Note 14 – Subsequent Events). Going forward, management intends to expand clinic services to retailers under a licensed service model as part of its Retailer and Employer Services segment on a fee for service basis.
Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three-month period ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the three-month period ended June 30, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2007 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2007 included in the Company’s Form 10-K filed with the SEC on June 29, 2007.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (3 to 15 years). The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenues and totals approximately $878,000 and $453,000 for the three-month periods ended June 30, 2007 and 2006, respectively,
Goodwill and Acquired Intangible Assets
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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets (except goodwill, as described previously) for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.
Payables to Affiliated Agencies
Arcadia Services, Inc. (“Arcadia Services”) operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia Services name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of Arcadia Services. Arcadia Services provides sales and marketing support to the affiliated agencies and develops and maintains operating manuals that provide suggested standard operating procedures. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities.
Income Taxes
Income taxes are accounted for in accordance with the provisions specified in “SFAS” No. 109, “Accounting for Income Taxes.” Accordingly, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized.
Revenue Recognition and Concentration of Credit Risk
Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or their insurer prior to delivery.
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A provision for contractual adjustments is recorded as a reduction to net patient services revenues and consists of: a) the difference between the payer’s allowable amount and the customary billing rate; and b) services for which payment is denied by governmental or third-party payors or otherwise deemed non-billable. The Company records the provision for contractual adjustments based on a percentage of revenue using historical data. Due to the complexity of many third-party billing arrangements, adjustments are sometimes made to amounts originally recorded. These adjustments are typically identified and recorded upon cash remittance or claim denial.
Revenues reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 29% and 27% for the three-month periods ended June 30, 2007 and 2006, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.

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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options and warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be antidilutive for all applicable periods shown. As of June 30, 2007 and 2006, there were approximately 42,241,000 and 44,867,000 potentially dilutive shares outstanding, respectively.
Stock-Based Compensation
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
Advertising Expense
Advertising costs are expensed as incurred. For the three-month period ended June 30, 2007 and 2006, advertising expenses were $298,000 and $290,000, respectively.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in SFAS No. 109, “Accounting for Income Taxes”. The statement is effective for fiscal years beginning after December 15, 2006. Effective April 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect to the consolidated financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.
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
Note 2 — Management’s Plan
BDO Seidman, LLP’s report on the consolidated financial statements and schedule for the year ended March 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the three-month period ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively, and for the three-month period ended June 30, 2007, the Company incurred an additional net loss of $7.4 million. The fiscal 2007 net loss included non-cash expenses totaling $37.3 million and the three-month period ended June 30, 2007 included non-cash expenses totaling $5.1 million. During the three-month period ended June 30, 2007, the Company used approximately $4.0 million of cash in operations and had approximately $4.1 million in cash and cash equivalents at June 30, 2007. Additionally, the Company’s debt agreements included provisions that allow certain of its lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate significant improvement in the cash generated from operations but anticipate the need for additional capital during fiscal 2008.
Management has prepared projections for fiscal 2008 that anticipate an increase in revenue and reductions in monthly operating expenses. After a period of growth through acquisition, management intends to focus its efforts on improving operating efficiencies and reducing selling, general and administrative expenses while growing the developing businesses. The first step in this process includes certain restructuring initiatives, which the Board of Directors approved and the Company announced in March 2007. Management anticipates significant improvements in cash flows from operations during fiscal 2008 compared to fiscal 2007. Management anticipates strong growth in revenues from the Retailer and Employer Services segment as well as continued steady growth in the In-Home Health Services segment. Management believes the significant cost reductions can be realized with certain administrative expenses, including accounting/consulting fees, legal costs, and facility costs. Management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize.
In May 2007, the Company raised $13 million through the sale of common stock. Approximately $5.5 million of the proceeds was used to pay down outstanding debt. In June 2007, the Company restructured a significant portion of its outstanding debt, which included the extension of the maturity date to June 30, 2008. Even after these two events, management anticipates that the Company will require additional financing to fund operating activities during fiscal 2008. The Company’s new management team is exploring various alternatives for raising additional capital, including potential divestitures of non-strategic businesses and seeking new debt or equity financing. To the extent that seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt.
Although management believes that its efforts in obtaining additional financing will be successful, there can be no assurance that its efforts will ultimately be successful.
Note 3 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the three-month period ended June 30, 2007:

	In-Home	Durable	Retailer
	Health	Medical	& Employer
	Care Services	Equipment	Services	Total

Goodwill at March 31, 2007	13,922,354	2,771,982	16,641,585	33,335,921
Purchase price allocation adjustments	—	—	(21,013)	(21,013)

Goodwill at June 30, 2007	$13,922,354	$2,771,982	$16,620,572	$33,314,908

Goodwill of approximately $8,300,000 is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following:

	June 30, 2007		March 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000,000	$491,514	$8,000,000	$445,987
Customer relationships	27,941,031	7,641,061	27,941,031	7,098,834
Non-competition agreements	874,360	359,382	874,360	309,054
Acquired technology	760,000	760,000	760,000	738,888

	37,575,391	$9,251,957	37,575,391	$8,592,763

Less accumulated amortization	(9,251,957)		(8,592,763)

Net acquired intangible assets	$28,323,434		$28,982,628

Amortization expense for acquired intangible assets was $659,000 and $360,000 for the three-month periods ended June 30, 2007 and 2006, respectively. The estimated amortization expense related to acquired intangible assets in existence as of June 30, 2007 is as follows:

Remainder of fiscal 2008	$1,882,351
Fiscal 2009	2,272,964
Fiscal 2010	2,203,399
Fiscal 2011	1,888,652
Fiscal 2012	1,645,069
Thereafter	18,430,999

Total	$28,323,434

Note 4 — Impairment of Long-Lived Assets
The clinics initiative has suffered significant operating losses since it was launched in mid-fiscal 2007. In August 2007, management decided that the clinic model should be offered as part of its licensed service model to retailers on a fee for service basis and that the Company could not continue to sustain the cash flow needs and losses being incurred by the clinics. On August 8, 2007, the Company provided notice that it is terminating the agreement relating to the operations of 18 previously opened clinics (See Note 14 – Subsequent Events). Based on the historic losses through June 30, 2007 and on the subsequent decision to exit the ownership of the clinics, management determined that it was appropriate to write-down certain long-lived assets to their estimated fair value. The Company recognized an impairment expense of $1,900,387 for the three-month period ended June 30, 2007. The expense primarily related to the write-down of computer software and leasehold improvements. The estimated fair value of the long-lived assets was based on management’s estimates of the liquidation value of these clinic assets.
Note 5 — Lines of Credit
Arcadia Services, Inc., a wholly-owned subsidiary of the Company, and four of Arcadia Services, Inc.’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. The credit agreement, as amended, provides the borrowers with a revolving credit facility of up to $19 million. Advances under the credit facility shall be used primarily for working capital or acquisition purposes. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3.0 million. The maturity date is October 1, 2008. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is classified as a long-term liability in the consolidated balance sheet. Amounts outstanding under this agreement totaled $16,436,263 and $17,892,796 at June 30, 2007 and March 31, 2007, respectively.
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
Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of the borrowers. Currently, the Company has elected the prime-based rate, effectively 8.25% at June 30, 2007. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries.

Any such default and resulting foreclosure would have a material adverse effect on our financial condition. As of June 30, 2007, the Company was in compliance with all financial covenants.
Trinity Healthcare of Winston-Salem, Inc. (“Trinity Healthcare”), a wholly-owned subsidiary, had a separate outstanding line of credit agreement with Comerica Bank which provided Trinity Healthcare with a revolving credit facility of up to $2,000,000 payable upon demand of Comerica Bank, bearing interest at prime plus 0.5%. As of March 31, 2007, there was $2,000,000 outstanding under this agreement. The line of credit was paid in full in June 2007.
The Arcadia Services, Inc. line of credit agreement was amended in October 2006 for a short term to include an over formula advance of $1,000,000. The Arcadia Services over formula advance was due and paid on June 15, 2007.
Rite at Home, LLC, a wholly-owned subsidiary, has an outstanding line of credit agreement with Fifth Third Bank. The line of credit is for a maximum of $750,000. The agreement originally matured on June 1, 2007 but was extended until September 1, 2007. The line bears interest at prime plus 0.5%, effectively 8.75% at June 30, 2007. The outstanding balance under this agreement totaled $506,996 and $612,996 at June 30, 2007 and March 31, 2007, respectively.
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with one of the previous owners of PrairieStone for a maximum of $4,000,000. The line of credit had an outstanding balance of $750,000 at the time the acquisition closed. The amount that PrairieStone may borrow against the line of credit will gradually increase from $2,500,000 to $4,000,000 after September 30, 2007. Draws against the line of credit must be made in $250,000 increments, are subject to PrairieStone satisfying certain borrowing base requirements, and beginning June 30, 2007, are subject to PrairieStone achieving certain EBITDA targets. The line of credit is secured by a security interest in all of the assets of PrairieStone and SSAC, LLC, a wholly-owned subsidiary of the Company, and is guaranteed by the Company. The line of credit bears annual interest at the prime rate plus 2%, effectively 10.25% at June 30, 2007, and the agreement ends in September 2010. Amounts outstanding under this agreement totaled $2,450,000 at June 30, 2007 and March 31, 2007.
The weighted average interest rate of borrowings under line of credit agreements as of June 30, 2007 and March 31, 2007 was 8.52%.

Note 6 — Long-Term Obligations
Long-term obligations consist of the following:

	June 30,	March 31,
	2007	2007

Note payable to Jana Master Fund, Ltd. originally dated November 30, 2006 and amended June 25, 2007 with unpaid accrued interest and the principal due in full on June 30, 2008. 50% of the accrued unpaid interest is payable on the following dates: September 30, 2007, December 31, 2007 and March 31, 2008. The original interest rate was the one-year LIBOR rate plus 7.5%. Starting on February 1, 2007, the interest rate increased 1.0% on the first day of each month for five months. On July 1, 2007, the interest rate changed to the one-year LIBOR rate plus 8%. When the total amount outstanding under the note is less than $8,500,000, the interest rate will be reduced to the one-year LIBOR rate plus 4%. At June 30, 2007, the effective interest rate was 12.74%. The note payable includes various loan covenants, all of which the Company was in compliance as of June 30, 2007.
	$17,000,000	$17,000,000
Note payable to Jana Master Fund, Ltd. dated March 20, 2007 bearing interest at the one-year LIBOR rate plus 7.5%. The note payable was paid in full in April 2007.	—	2,564,103
Purchase price payable to the selling shareholder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on July 12, 2007.	514,948	1,019,800
Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009.	464,646	617,455
Other purchase price payables to be paid over time to the selling shareholders or selling entities of various acquired entities, due dates ranging from July 2007 to March 2008.	86,460	187,606
Other long-term obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from June 2007 to November 2011.	762,770	828,104

Total long-term obligations	18,828,824	22,217,068
Less current portion of long-term obligations	(18,218,642)	(21,320,198)

Long-term obligations, less current portion	$610,182	$896,870

As of June 30, 2007, future maturities of long-term obligations are as follows:

Remainder of fiscal 2008:	$1,121,154
Fiscal 2009:	17,462,732
Fiscal 2010:	133,631
Fiscal 2011:	80,144
Fiscal 2012:	31,163

Total	$18,828,824

The weighted average interest rate of outstanding long-term obligations as of June 30, 2007 and March 31, 2007 was 12.1% and 11.9%, respectively.

Note 7 — Stockholders’ Equity
General
On June 22, 2006, the Company returned all outstanding treasury shares to the registrar to make them available for re-issuance.
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
Escrow Shares
In conjunction with the merger and recapitalization of the Company in May 2004, the former CEO, former COO and one former officer of the Company entered into an escrow agreement. As of June 30, 2007, the former CEO, former COO and one former officer of the Company have escrowed 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, pursuant to Escrow Agreements dated as of May 7, 2004. These shares represent 80% of the shares originally escrowed pursuant to the agreements and were to be released upon the Company meeting certain EBITDA targets for fiscal 2006 and 2007. The other 20% of the shares were released from escrow in February 2005 due to the average closing stock price of the Company’s common stock being at least $1.00 for the 20 consecutive-day period ended January 26, 2005. During the period ended March 31, 2005, the Company recognized $2,664,000 in expense representing the fair value of the 2,400,000 shares at the date earned. If the Company failed to meet the specified targets during fiscal 2006 and 2007, the remaining escrowed shares are to be returned to the Company and cancelled within 60 days after the completion of the fiscal 2007 audit. The Company did not meet these targets, and the 9,600,000 shares of common stock were returned to the Company and cancelled. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for any periods.
Common Stock Transactions
In April 2007, the Company issued 323,628 shares of common stock as consideration for the $525,248 quarterly debt payment due on April 12, 2007 related to the acquisition of Alliance Oxygen & Medical Equipment.
In May 2007, the Company issued 102,145 shares of common stock as consideration for two quarterly debt payments of $75,648 each due on January 27, 2007 and April 27, 2007 related to the acquisition of Remedy Therapeutics, Inc.
In May 2007, the Company issued an aggregate of 11,018,906 shares of common stock at $1.19 per share and warrants to purchase 2,754,726 shares of common stock at an exercise price of $1.75 per share in a private placement resulting in aggregate proceeds of $13,112,498. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $2,163,428. The assumptions used were as follows: risk free interest rate of 4.79%, expected dividend yield of 0%, expected volatility of 63%, and expected life of 7 years. If the Company sells shares of stock at a price less than $1.19 per share, then the exercise price of the warrants will decrease to the new offering price, and the number of warrants will increase such that the total aggregate exercise price remains unchanged. This warrant re-pricing provision excludes certain common stock offerings, including offerings under the Company’s equity incentive plan, previously existing shareholder rights, and stock spits. Under the accompanying registration rights agreements, the Company agreed to file, within 60 days of closing, a registration statement to register the resale of the shares and use its best efforts to cause the registration statement to be declared effective within 120 days after the registration statement is filed. The Company agreed to issue warrants to purchase shares of common stock equal to one percent of the aggregate number of shares purchased per month, up to ten percent of the aggregate number of shares purchased, as liquidated damages in the event of failure to comply with the effectiveness provisions. The registration statement was filed on July 6, 2007 and was declared effective on July 13, 2007, which was within the required time period.
In conjunction with the private placement, the Company paid a placement fee of $655,626.
On June 26, 2007, the Company entered into a Securities Redemption Agreement with the minority interest holders of Pinnacle EasyCare, LLC (“Pinnacle”). Pursuant to the agreement, the Company sold its 75% interest in Pinnacle, which was originally acquired in November 2006, to the minority interest holders for the return of 200,000 shares of the Company’s common stock valued at $252,000 that were issued to the minority interest holders as partial consideration in the original transaction. The shares were returned to the Company and cancelled.
Warrants
The following represents warrants outstanding:

				June 30,	March 31,
Description	Exercise Price	Granted	Expiration	2007	2007

Class A	$0.50	May 2004	May 2011	5,779,036	5,779,036
Class B-1	$0.001	September 2005	September 2009	8,990,277	8,990,277
Class B-2	$2.25	September 2005	September 2009	4,711,110	4,711,110
May 2007 Private Placement	$1.75	May 2007	May 2014	2,754,726	—

Total Warrants Outstanding				22,235,149	19,480,423

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
No warrants were exercised during the three-month period ended June 30, 2007.
During the three-month period ended June 30, 2006, a total of 120,000 warrants were exercised resulting in the issuance of 116,960 shares of common stock. Of the total warrants exercised, 20,000 were exercised on a cashless basis resulting in the issuance of 16,960 shares of common stock. The Company received $100,000 in cash proceeds from the exercise of warrants.
Note 8 — Contingencies
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

Note 9 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares. The 2006 Plan will terminate and no additional awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of June 30, 2007, 2,905,000 shares were available for grant under the 2006 Plan.
Prior to the approval of the 2006 Plan, certain officers, directors and members of management were granted stock options and restricted shares of the Company’s common stock with varying terms.
Stock Options
Prior to the adoption of the 2006 Plan, stock options were granted to certain members and management and the Board of Directors. The terms of these options vary depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years. A significant number of stock options granted prior to the adoption of the 2006 Plan were awarded to two former executives and were contingent on the meeting of certain financial milestones. These options are more fully described below.
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Following are the specific valuation assumptions, where applicable, used for each respective period:

	Three-Months Ended June 30,
	2007	2006
Weighted-average expected volatility	64%	45%
Expected dividend yields	0%	0%
Expected terms (in years)	7	7
Risk-free interest rate	4.58% – 4.79%	3.92%

Stock option activity for the three-month period ended June 30, 2007 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value

Outstanding at March 31, 2007	7,431,653	0.42
Granted	23,275	1.38
Exercised	—	—
Forfeited or expired	(1,000,000)	0.25

Outstanding at June 30, 2007	6,454,928	$0.45	4.96	$5,508,000
Exercisable at June 30, 2007	4,454,928	$0.53	4.96	$3,508,000
The weighted-average grant-date fair value of options granted during the three-month period ended June 30, 2007 was $0.92. There were no stock options granted during the three-month period ended June 30, 2006.
During the three-month periods ended June 30, 2007 and 2006, the Company recognized $28,229 and $7,000, respectively, in stock-based compensation expense relating to stock options.
No stock options were exercised during either of the three-month periods ended June 30, 2007 and 2006.
As of June 30, 2007, $31,000 of total unrecognized compensation costs related to stock options is expected to be recognized over the weighted average period of .25 years.
On May 7, 2004, the former CEO and former COO were each granted stock options to purchase 4 million shares of common stock exercisable at $0.25 per share. The options were to vest in six tranches provided certain EBITDA milestones were met through fiscal 2008, subject to acceleration upon certain events occurring. The Company did not meet the EBITDA milestones for fiscal 2006 and 2007.
On February 28, 2007, the former COO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, all unvested stock options vest if his employment with the Company is terminated by the Company for any reason other than for cause, as defined in his employment agreement. The former COO had 3,000,000 unvested stock options at February 28, 2007. This total included the stock options relating to the fiscal 2007 and 2008 milestones discussed previously. All 3,000,000 stock options vested upon the former COO’s departure. The related expense of $1,106,000 was recognized during the three-month period ended March 31, 2007. For tax reasons, he cannot exercise any of these stock options until September 1, 2007, and consistent with the terms of his stock option agreement, the stock options expire on the one-year anniversary of his departure.
As of June 30, 2007, the Company had not recognized any stock-based compensation expense relating to the unvested stock options granted to the former CEO as described above. The fiscal 2006 and 2007 EBITDA milestones were not met so 2,000,000 of the original 4,000,000 stock options have been forfeited as of June 30, 2007. On July 12, 2007, the former CEO and the Company entered into a separation agreement as described in Note 14 — Subsequent Events. Consistent with the terms of this agreement, the former CEO’s remaining 2,000,000 stock options vested on July 12, 2007, at which time the Company recognized an expense of $707,000.
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

The following table summarizes the activity for restricted stock awards during the three-month period ended June 30, 2007:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at March 31, 2007	2,732,542	2.75
Granted	100,000	1.30
Vested	(601,375)	2.82
Forfeited	(612,500)	2.76

Unvested at June 30, 2007	1,618,667	$2.63

During the three-month periods ended June 30, 2007 and 2006, the Company recognized $435,753 and $105,782, respectively, of stock-based compensation expense related to restricted stock.
During the three-month period ended June 30, 2007, the total fair value of restricted stock vested was $1,694,000. During the three-month period ended June 30, 2006, the total fair value of restricted stock vested was $142,000.
As of June 30, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $3,111,000, which is expected to be expensed over a weighted-average period of 2.8 years.
Restricted Stock – Care Clinic, Inc.
During the year ended March 31, 2007, the Company sold a total of 137,600 shares of restricted stock of Care Clinic, Inc., a subsidiary of Arcadia Resources, Inc., to certain key employees of Care Clinic, Inc. for $0.10 per share, which approximated the fair value per share at the date of grant. Because of the nominal estimated value of these shares, no compensation expense is being recognized for these restricted shares. The shares vest equally on September 1, 2007 and 2008 contingent on continued employment with the Company. As of June 30, 2007, 95,075 restricted shares remained outstanding, and none of these restricted shares had vested.

Note 10 — Income Taxes
The Company incurred $16,000 and $39,000 of state and local income tax expense during the three-months ended June 30, 2007 and 2006, respectively.
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
Effective April 1, 2007, the Company adopted FIN 48. Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (UTP’s) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of June 30, 2007. The Company is subject to filing requirements in the United States Federal jurisdiction and in many states for numerous consolidated and separate entity income tax returns. As of the date of adoption of FIN 48, the Company’s aggregate consolidated unrecognized tax benefit (UTB) was determined to be zero.
In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2003 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes.
In July 2007, the State of Michigan enacted a substantial change to its corporate tax structure. The tax law change includes the elimination of the Single Business Tax (SBT) and the creation of an income tax and a modified gross receipts tax. The new taxes will be effective January 1, 2008. Management does not anticipate that these new laws will have a material impact to the Company in future periods.
Note 11 — Related Party Transactions
The Company entered into an Amended and Restated Promissory Note dated June 25, 2007 with Jana Master Fund, Ltd. for $17,000,000 (see details in Note 5 – Lines of Credit). Jana Master Fund, Ltd. held approximately 12% of the outstanding shares of Company common stock on June 30, 2007. The Company incurred interest expense of $710,000 relating to this note payable during the three-month period ended June 30, 2007.

PrairieStone has a line of credit agreement with a former owner of PrairieStone, which was issued shares of the Company’s common stock as part of the purchase price consideration. At June 30, 2007, the outstanding balance of the line of credit is $2,450,000 (see details in Note 5 – Lines of Credit). The former owner held approximately 3% of the outstanding shares of Company common stock on June 30, 2007. The Company incurred interest expense of $63,000 relating to this line of credit during the three-month period ended June 30, 2007.
On and effective April 5, 2007, the Board of Directors of the Company appointed Russell T. Lund, III as a director. Mr. Lund has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and may be entitled to receive additional shares under the terms of the purchase agreement. Immediately prior to Arcadia’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. PrairieStone will receive a $600,000 management fee for the first year of the agreement. In conjunction with these two agreements, the Company recognized $182,000 in revenue during the three-month period ended June 30, 2007.
On and effective May 24, 2007, the Board of Directors of the Company appointed Daniel Eisenstadt as a director. Mr. Eisenstadt is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement discussed in Note 7 — Stockholders’ Equity. In addition, these entities received a total of 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years.
Note 12 — Segment Information
During the three-month period ended June 30, 2007, the Company reorganized its operations into four segments: In-Home Health Care Services; Durable Medical Equipment; Retailer and Employer Services; and Clinics. Each segment is managed separately based on its predominant line of business. Management has elected to present the financial information for the three-month period ended June 30, 2007 consistent with the new segment structure. Prior period segment information has been reclassified in order to conform to the current period presentation.
The In-Home Health Care segment (“Services” segment) consists primarily of a national provider of home care and staffing services currently operating in 19 states through its 73 locations. This segment operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
The Durable Medical Equipment segment consists primarily of respiratory and durable medical equipment operations, which service patients in 12 states through its 44 locations. In addition, this segment includes a home-health oriented mail-order catalog and related website and sells durable medical equipment at retail host sites.
The Retailer and Employer Services segment primarily includes the operations of PrairieStone, which was acquired in February 2007. PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, a patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, DailyMed™, a preferred retail pharmacy benefit network and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.
The Clinics segment includes the operations of non-emergency care clinics located in retail host sites. The costs associated with the start up of the clinics began during the year ended March 31, 2007. In August 2007, management decided to exit the ownership of certain clinics (see Note 14 – Subsequent Events). Going forward, management intends to sell such services to retailers under a licensed service model on a fee for service basis, similar to the PrairieStone license service model.
The accounting policies of each of the operating segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Three-Month Period Ended June 30,
	2007	2006

Revenue, net:
Services	$31,213,564	$29,917,788
Durable Medical Equipment	8,060,004	6,850,984
Retailer and Employer Services	2,948,652	786,351
Clinics	137,800	—

Total revenue	$42,360,020	$37,555,123

Operating income/(loss):
Services	$1,068,285	$1,105,213
Durable Medical Equipment	(595,207)	488,273
Retailer and Employer Services	(359,440)	(155,639)
Clinics	(3,910,507)	—
Unallocated corporate overhead	(2,455,791)	(1,151,853)

Total operating income/(loss)	(6,252,660)	285,994

Interest, net	1,159,261	405,127

Net loss before income tax expense	(7,411,921)	(119,133)
Income tax expense	15,683	38,800

Net loss	$(7,427,604)	$(157,933)

Depreciation and amortization:
Services	$333,406	$291,981
Durable Medical Equipment – cost of revenue	877,778	$453,000
Durable Medical Equipment – operating expense	611,225	258,467
Retailer and Employer Services	126,978	9,930
Clinics	163,253	—
Corporate	142,123	8,511

Total depreciation and amortization	$2,254,763	$1,021,889

	June 30, 2007	March 31, 2007
Assets:
Services	$49,838,132	$51,068,493
Durable Medical Equipment	30,124,256	30,377,088
Retailer and Employer Services	31,502,249	33,217,909
Clinics	413,460	—
Unallocated corporate assets	3,496,333	2,564,283

Total assets	$115,374,430	$117,227,773

Note 13 — Restructuring
On March 30, 2007, the Board of Directors of the Company approved management’s recommendation to end the employment of approximately 40 employees, to close and/or consolidate nine facilities, and to exit certain unprofitable businesses. This decision was made in order to reduce future operating expenses and cash outflows. In addition, management expects enhanced efficiency as it focuses on its core businesses and as certain operations are centralized into fewer facilities. The Company expects the restructuring to be completed by December 31, 2007.
The estimated restructuring charges include the follow:

		Expenses Incurred
		During the Three-
		Month Period Ended:		Total	Remaining
	Estimated	March 31,	June 30,	Expenses	Estimated
Description	Expenses	2007	2007	Incurred	Expenses

Durable Medical Equipment:
One-time termination benefits	$128,333	$128,333	$—	$128,333	$—
Lease termination costs	184,970	—	42,335	42,335	142,635
Other associated costs	109,642	—	26,500	26,500	83,142

	422,945	128,333	68,835	197,168	225,777

Clinics:
One-time termination benefits	394,670	394,670	—	394,670	—
Lease termination costs	49,688	—	49,688	49,688	—
Other associated costs	10,000	—	3,200	3,200	6,800

	454,358	394,670	52,888	447,558	6,800

Corporate:
One-time termination benefits	154,627	—	43,723	43,723	110,904
Lease termination costs	—	—	—	—	—
Other associated costs	—	—	—	—	—

	154,627	—	43,723	43,723	110,904

Total	$1,031,930	$523,003	$165,446	$688,449	$343,481

The activity in the restructuring liability account for the three-month period ended June 30, 2007 is as follows:

	March 31,	Amounts	Amounts	June 30,
Description	2007	Paid	Expensed	2007

Durable Medical Equipment:
One-time termination benefits	$128,333	$(7,653)	$—	$120,680
Lease termination costs	—	—	42,335	42,335
Other associated costs	—	(26,500)	26,500	—

	128,333	(34,153)	68,835	163,015

Clinics:
One-time termination benefits	394,670	(131,538)	—	263,132
Lease termination costs	—	—	49,688	49,688
Other associated costs	—	(3,200)	3,200	—

	394,670	(134,738)	52,888	312,820

Corporate:
One-time termination benefits	—	(11,808)	43,723	31,915
Lease termination costs	—	—	—	—
Other associated costs	—	—

	—	(11,808)	43,723	31,915

Total	$523,003	$(180,699)	$165,446	$507,750

The restructuring costs totaling $523,000 recognized as of March 31, 2007 are included in the “selling, general and administrative” expense line item in the Statements of Operations.
Note 14 — Subsequent Events
JASCORP, LLC Acquisition
On July 11, 2007, the Company entered into a Membership Interest Purchase and Sale Agreement with The F. Dohmen Co. whereby the Company acquired 100% of the membership interests of JASCORP, LLC (“JASCORP”), a wholly-owned subsidiary of The F. Dohmen Co. JASCORP provides a range of retail pharmacy management services and systems, including dispensing and billing software. As consideration for the acquisition, the Company paid $335,000 and issued 1,814,883 shares of common stock valued at $1,800,000. The value of the common stock takes into consideration the fact that the Company has guaranteed the share price of $0.99 and that additional shares or cash, at the Company’s discretion, are to be issued at the one-year anniversary date if the share price falls short.
Resignation of Chairman
On and effective July 12, 2007, the Company and its Chairman of the Board agreed that his employment and term as Chairman ended at the close of business, and he resigned as a director of the Company. Under the separation agreement, he will receive severance compensation totaling $187,605 for the period from July 12, 2007 through July 11, 2008 and severance compensation totaling $200,000 for the period from July 12, 2008 through September 24, 2009, payable at normal bi-weekly payroll dates. He will be paid an additional $187,605 in consideration for a release of claims, payable in 12 equal monthly installments beginning August 1, 2007; provided that unless the monthly payments are determined not to be nonqualified deferred compensation under section 409A of the Internal Revenue Code, payment of the aggregate first six monthly payments will be delayed until January 14, 2008. The Company will also reimburse up to $15.00 for attorney’s fees incurred in negotiating the separation agreement and will make COBRA premium payments for 18 months. Stock options to purchase two million shares of Company stock per his May 7, 2004 stock option agreement vest on his termination of employment without cause or for good reason, and per the separation agreement will be exercisable on a cash or cashless basis from December 1, 2007 through March 15, 2008. The separation agreement provides for a one-year non-competition agreement in North America. The Company anticipates recognizing a total of approximately $1,319,000 in severance and stock option expenses during the three-month period ending September 30, 2007.
Care Clinic Contract Termination
In December 2006, Care Clinic, Inc., a subsidiary of the Company, entered into a Staffing and Support Services Agreement (“Agreement”) with Metro Health Basic Care (“Metro”) to operate non-emergency health care clinics in Michigan and Indiana. Under the Agreement, Metro provided medical management services to the clinics, including the oversight of physician credentialing and employment, as well as clinic licensing. Care Clinic, Inc. provided staffing and support services, including the oversight of billing, collections, and third-party contract negotiations, as well as the credentialing and employment of non-physician practitioners and other administrative personnel. The initial term of the Agreement was five years, although either party could terminate without cause on 180 days written notice. Pursuant to the Agreement, Metro paid Care Clinic, Inc. a monthly fee for billing services equal to 7% of billed charges, and a monthly fee for all other staffing and administrative services equal to monthly patient care revenues less certain expenses and payments.
On August 8, 2007, the Company provided notice that it is terminating the agreement and will exit the ownership of the 18 previously opened clinics on August 10, 2007. Care Clinic, Inc. will be responsible for certain amounts due under the agreement totaling approximately $470,000, which amounts will be expensed in August 2007. Management is exploring various options for disposing of the clinic assets. As of June 30, 2007 and after the impairment write down described in Note 4 – Impairment of Long-Lived Assets, the clinic assets to be disposed of include approximately $161,000 of furniture, fixtures and computer equipment.
Going forward, management intends to utilize the knowledge gained from the initial clinics initiative and intends to sell similar services to retailers and employers under a licensed service model on a fee for service basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Concerning Forward-Looking Statements
The MD&A should be read in conjunction with the other sections of this report on Form 10-Q, including the consolidated financial statements and notes thereto beginning on page 2 of this report. Historical results set forth in the Financial Statements beginning on page 2 and this section should not be taken as indicative of our future operations.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows; although management believes that the Company’s short-term cash needs can be adequately sourced, we cannot assure that such additional sources of financing will be available on acceptable terms, if at all, and an inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise doubts about our ability to continue as a going concern; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) other unforeseen events that may impact our business; (14) our ability to successfully integrate acquisitions; and (15) the ability of our new management team to successfully pursue its business plan and the risk that the Company may be required to enact restructuring measures in addition to those announced on March 30, 2007 and thereafter.
Overview
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. During the three-months ended June 30, 2007, the Company reorganized its operations into four segments: In-Home Health Care Services (“Services”); Durable Medical Equipment (“DME”); Retailer and Employer Services; and Clinics. The In-Home Health Care segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the In-Home Health Care segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Durable Medical Equipment segment markets, rents and sells products and equipment across the United States. The DME segment also sells various medical equipment offerings through a catalog out-sourcing and product fulfillment business. The Retailer and Employer Services segment primarily includes the operations of PrairieStone Pharmacy, LLC (“PrairieStone”) period PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Services offered to grocers and employers include staffing, pharmacy management, DailyMed™, an exclusive retail pharmacy benefit network and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies. The Clinics segment includes the operations of Care Clinics, Inc. (“CCI”). CCI was a new business venture launched in fiscal 2007 focused on establishing non-emergency medical care facilities in retail location host sites. In August 2007, management decided to exit the ownership of certain clinics. Going forward, management intends to sell such services to retailers under a licensed service model on a fee for service basis.
The Company generated the following tabular progression of net sales by quarter. There were no material changes in sales prices from the quarter ended June 30, 2005 to the quarter ended June 30, 2007 to contribute to the changes in revenues. See Results of Operations and Liquidity and Capital Resources.

		Increase (decrease)	Increase (decrease)
		from prior	from same
	(in millions)	quarter	quarter prior year

Net sales by quarter:
First quarter ended June 30, 2005	$30.7	7.4%	33.0%
Second quarter ended September 30, 2005	32.7	6.5%	28.2%
Third quarter ended December 31, 2005	33.3	1.8%	18.5%
Fourth quarter ended March 31, 2006	34.2	2.7%	19.6%
First quarter ended June 30, 2006	37.6	9.9%	22.5%
Second quarter ended September 30, 2006	41.4	10.3%	26.8%
Third quarter ended December 31, 2006	41.0	(0.9)%	23.2%
Fourth quarter ended March 31, 2007	38.4	(6.8)%	10.9%
First quarter ended June 30, 2007	42.4	10.4%	12.8%
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
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A provision for contractual adjustments is recorded as a reduction to net patient services revenues and consists of: a) the difference between the payer’s allowable amount and the customary billing rate; and b) services for which payment is denied by governmental or third-party payors or otherwise deemed non-billable. The Company records the provision for contractual adjustments based on a percentage of revenue using historical data. Due to the complexity of many third-party billing arrangements, adjustments are sometimes made to amounts originally recorded. These adjustments are typically identified and recorded upon cash receipts or claim denial.
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

Results of Operations – Three-Month Period Ended June 30, 2007 Compared to Three-Month Period Ended June 30, 2006

	Three-Month Period
	Ended June 30,
	2007	2006

Revenues, net	$42,360,000	$37,555,000
Cost of revenues	28,110,000	24,373,000

Gross profit	14,250,000	13,182,000

Selling, general and administrative expenses	17,226,000	12,327,000
Depreciation and amortization	1,377,000	569,000
Impairment of long-lived assets	1,900,000	—

Total operating expenses	20,503,000	12,896,000

Operating loss	(6,253,000)	286,000

Interest expense, net	1,159,000	405,000

	1,159,000	405,000

Net loss before income tax expense	(7,412,000)	(119,000)
Income tax expense	16,000	39,000

Net loss	$(7,428,000)	$(158,000)

Weighted average number of shares — basic and diluted (in thousands)	114,997	86,837
Net loss per share — basic and diluted	$(0.07)	$(0.00)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended June 30:

		% of Total		% of Total
	2007	Revenue	2006	Revenue

Revenues, net:
In-Home Health Services	$31,214,000	73.7%	$29,918,000	79.7%
Durable Medical Equipment	8,060,000	19.0%	6,851,000	18.2%
Retailer and Employer Services	2,948,000	7.0%	786,000	2.1%
Clinics	138,000	0.3%	—	—

	42,360,000	100.0%	37,555,000	100.0%

Cost of revenues:
In-Home Health Services	22,791,000		21,952,000
Durable Medical Equipment	2,339,000		1,763,000
Retailer and Employer Services	2,103,000		658,000
Clinics	877,000		—

	28,110,000		24,373,000

		Gross		Gross
		Margin %		Margin %

Gross margins:
In-Home Health Services	8,423,000	27.0%	7,966,000	26.6%
Durable Medical Equipment	5,721,000	71.0%	5,088,000	74.3%
Retailer and Employer Services	845,000	28.7%	128,000	16.3%
Clinics	(739,000)	(535.5)%	—	—

	$14,250,000	33.6%	$13,182,000	35.1%

Net revenue was $42,360,000 for the three-month period ended June 30, 2007 compared to $37,555,000 for the three-month period ended June 30, 2006, an increase of $4,805,000 or 12.8%. Cost of revenues for the three-month period ended June 30, 2007 was $28,110,000 resulting in a gross profit of $14,250,000 or 33.6% of revenues. Cost of revenues for the three-month period ended June 30, 2006 was $24,373,000 resulting in a gross profit of $13,182,000 or 35.1% of revenues. With the expansion of the DME operations and the pharmacy operations, the revenue mix continues to change, but the In-Home Health Services segment revenue remains the largest revenue source for the Company and totals approximately 74% of total revenue. The cost of revenues in the In-Home Health Service and clinics operations are primarily employee costs. The costs of revenue in the DME and pharmacy operations are largely the cost of products and medication sold to patients, as well as, to a lesser extend, the services provided to patients and supplies used in the delivery of other rental products. The DME cost of revenues includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The In-Home Health Services (“Services”) segment revenues for the three-month period ended June 30, 2007 was $31,214,000 compared to $29,918,000 for the three-month period ended June 30, 2006, an increase of $1,296,000 or 4.3%. The increase in Services revenues was due to organic growth, and the growth trend is consistent with prior periods. The Services revenues as a percentage of total Company revenues decreased from 79.7% for the three-month period ended June 30, 2006 to 73.7% for the three-month period ended June 30, 2007. This decrease reflects the Company’s emphasis on growing various other segments, which have, or are anticipated to have, higher profit margins. The Services gross profit percentage remained fairly consistent for the three-month period ended June 30, 2007 at 27.0% compared to 26.7% for the three-month period ended June 30, 2006.
The DME segment revenues for the three-month period ended June 30, 2007 were $8,060,000 compared to $6,851,000 for the three-month period ended June 30, 2006, an increase of $1,209,000 or 17.6%. Within the segment, revenue from the standalone locations represented the largest portion with revenues of $7,225,000 for the three-month period ended June 30, 2007 compared to $5,871,000 for the three-month period ended June 30, 2006, an increase of $1,354,000 or 23.1%. The increase is primarily due to the acquisitions of Alliance Oxygen and Medical Equipment, Inc. (July 12, 2006) and Lovell Medical Equipment, Inc. (August 25, 2006) during fiscal 2007. The three-month period ended June 30, 2007 includes a full three months of revenue from both of these acquisitions whereas the three-month period ended June 30, 2006 includes none. Revenues from the Catalog and Retail operations accounted for a total of $835,000 during the three-month period ended June 30, 2007 compared to $980,000 during the three-month period ended June 30, 2006, a decrease of $145,000 or 14.8%. This decrease was primarily due to decrease in spending on lead generation in the Catalog business, which resulted in a decrease in sales. The DME gross profit percentage remained fairly consistent at approximately 71.0% for the three-month period ended June 30, 2007 compared to 74.3% for the three-month period ended June 30, 2006.
The Retailer and Employer Services segment revenues for the three-month period ended June 30, 2007 were $2,948,000 compared to $786,000 for the three-month period ended June 30, 2006, an increase of $2,162,000 or 275.1%. This segment primarily includes the pharmacy operations. The increase in Pharmacy revenues is due to the acquisitions of Wellscripts, LLC on June 30, 2006 and PrairieStone Pharmacy, LLC on February 16, 2007. The Pharmacy gross margin for the three-month period ended June 30, 2007 was $846,000 and the gross margin percentage was 28.7%. This compares to a gross margin of $128,000 for the three-month period ended June 30, 2006 and the gross margin percentage was 16.3%. The increase in the cost of revenues reflects the addition of Wellscripts and PrairieStone. The increase in the gross margin percentage also reflects the fact that subsequent to the PrairieStone acquisition, the pharmacy division began generating revenue from its licensed service model as well as the more traditional pharmacy-type revenues. The licensed service model generates higher margins.
The Clinics segment revenues for the three-months ended June 30, 2007 were $138,000. The clinics initiative began during the three-month period ended September 30, 2006 and did not begin generating revenue until late in fiscal 2007. The Company made a significant investment in this initiative, including the staffing of the newly opened clinics before the number of patient visits fully materialized. This resulted in a negative gross margin of $739,000 for the three-month period ended June 30, 2007. In August 2007, management decided to exit the ownership of certain clinics. Going forward, management intends to sell such services to employers and retailers under a licensed service model on a fee for service basis.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended June 30:

		% of Total		% of Total
	2007	SG&A	2006	SG&A

In-Home Health Services	$7,018,000	40.7%	$6,569,000	53.3%
Durable Medical Equipment	5,705,000	33.1%	4,341,000	35.2%
Retailer and Employer Services	1,078,000	6.3%	274,000	2.2%
Clinics	1,108,000	6.4%	—	—
Corporate	2,317,000	13.5%	1,143,000	9.3%

	$17,226,000	100.0%	$12,327,000	100.0%

Selling, general and administrative expenses for the three-month period ended June 30, 2007 were $17,226,000, or 40.7% of revenues, compared to $12,327,000, or 32.8% of revenues, for the three-month period ended June 30, 2006, which represents a $4,899,000 or 39.7% increase in total selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to the following four items:
•	Within the Durable Medical Equipment segment, expenses incurred subsequent to the Alliance Oxygen and Medical Equipment, Inc. and Lovell Medical Equipment, Inc. acquisitions on July 12, 2006 and August 25, 2006, respectively, contributed $1,137,000 in selling, general and administrative expenses during the three-month period ended June 30, 2007 compared to no expenses in the same period of the prior year. Personnel costs represent approximately 60% of the additional expenses.

•	Within the Retailer and Employer Services segment, pharmacy expenses incurred subsequent to the PrairieStone Pharmacy, LLC and Wellscripts, LLC acquisitions on February 16, 2007 and June 30, 2006, respectively, contributed $958,000 in selling, general and administrative expenses during the three-month period ended June 30, 2007 compared to no expenses in the same period of the prior year. Personnel costs represent approximately 66% of the additional expenses.

•	The expenses relating to the Clinics initiative, which began during fiscal 2007, resulted in a $1,108,000 increase in selling, general and administrative expenses during the three-month period ended June 30, 2007 compared to no expenses in the same period of the prior year. Personnel costs represent approximately 50% of the additional expenses, and occupancy fees and legal expenses represent an additional 12% and 12% of the additional expenses, respectively.

•	Corporate selling, general and administrative expenses increased by $1,174,000 during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. This increase was primarily due to an $877,000 increase in professional fees. The Company expensed its fiscal 2007 audit fees and its fees associated with Sarbanes-Oxley consulting as the services were provided, and a significant portion of these services were provided in April, May and June 2007.

Depreciation and Amortization
The following summarizes depreciation and amortization expense for the three-month periods ended June 30:

	2007	2006

Depreciation – cost of revenues	$878,000	$453,000

Depreciation and amortization of property and equipment	$718,000	$173,000
Amortization of acquired intangible assets	659,000	396,000

Depreciation and amortization – operating expense	$1,377,000	$569,000

Depreciation expense included in cost of revenues, which represents depreciation related to equipment rented to patients, was approximately $878,000 for the three-month period ended June 30, 2007 compared to $453,000 for the three-month period ended June 30, 2006, an increase of $425,000 or 93.8%. The increase reflects the significant increase in rental equipment in use by the DME segment, which is consistent with the growth in the DME segment revenue. Rental equipment is depreciated over three years.
Total depreciation and amortization expense included in operating expenses was approximately $1,377,000 for the three-month period ended June 30, 2007 compared to $569,000 for the three-month period ended June 30, 2006, an increase of $808,000 or 142%. Depreciation and amortization of property and equipment was approximately $718,000 for the three-month period ended June 30, 2007 compared to $173,000 for the three-month period ended June 30, 2006, an increase of $545,000 or 315.0%. The increase reflects the increase in property and equipment subsequent to various fiscal 2007 acquisitions as well as the investment in equipment and leasehold improvements in conjunction with the clinics initiative that began in fiscal 2007. Also, the Company made a significant investment in software during fiscal 2007, and software is depreciated over three years resulting in a significant increase in software depreciation expense.
Amortization of acquired intangible assets was approximately $659,000 for the three-month period ended June 30, 2007 compared to $396,000 for the three-month period ended June 30, 2006, an increase of $263,000 or 66.4%. The increase reflects the increase in the various acquired intangible asset values, primarily customer relationships, subsequent to the various fiscal 2007 acquisitions.
Impairment of Long-Lived Assets
The clinics initiative has suffered significant operating losses since it was launched in mid-fiscal 2007. In August 2007, management decided that the clinic model should be offered as part of its licensed service model to retailers on a fee for service basis and that the Company could not continue to sustain the cash flow needs and losses being incurred by the clinics. On August 8, 2007, the Company provided notice that it is terminating the agreement relating to the operations of 18 previously opened clinics (See Note 14 – Subsequent Events). Based on the historic losses through June 30, 2007 and on the subsequent decision to exit the ownership of the clinics, management determined that it was appropriate to write-down certain long-lived assets to their estimated fair value. The Company recognized an impairment expense of $1,900,387 for the three-month period ended June 30, 2007. The expense primarily related to the write-down of computer software and leasehold improvements. The estimated fair value of the long-lived assets was based on management’s estimates of the liquidation value of these clinic assets.

Interest Expense and Income
The following summarizes interest expense and income for the three-month periods ended June 30:

	2007	2006

Interest expense	$1,203,000	$405,000
Interest income	(44,000)	—

	$1,159,000	$405,000

Interest expense was $1,203,000 for the three-month period ended June 30, 2007 compared to $405,000 for the three-month period ended June 30, 2006, an increase of $798,000 or 197.0%. Interest income was $44,000 for the three-month period ended June 30, 2007 compared to $0 for the three-month period ended June 30, 2006. The increase in interest expense is due to the increase in total interest bearing liabilities (lines of credit, long-term obligations, and capital leases). As of June 30, 2007, the total balance of interest bearing liabilities was $39,663,000 compared to $26,916,000 at June 30, 2006, an increase of $12,747,000 or 47.4%. The increase primarily relates to the increased borrowings under line of credit agreements during the three-month period ended June 30, 2007. The Company entered into a debt agreement with Jana Master Fund, Ltd. on June 29, 2006 so the three-month period ended June 30, 2006 includes nominal interest expense relating to this debt.
Income Taxes
Income tax expense was $16,000 for the three-month period ended June 30, 2007 compared to $39,000 for the three-month period ended June 30, 2006, a decrease of $23,000 or 58.9%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, as of March 31, 2007, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14,247,000 to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17,227,000 that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Liquidity and Capital Resources
BDO Seidman, LLP’s report on the consolidated financial statements and schedule for the year ended March 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s consolidated financial statements for the three-month period ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown, and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively, and for the three-month period ended June 30, 2007, the Company incurred an additional net loss of $7.4 million. The fiscal 2007 net loss included non-cash expenses totaling $37.3 million and the three-month period ended June 30, 2007 included non-cash expenses totaling $5.1 million. During the three-month period ended June 30, 2007, the Company used approximately $4.0 million of cash in operations and had approximately $4.1 million in cash and cash equivalents at June 30, 2007. Additionally, the Company’s debt agreements included provisions that allow certain of its lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate significant improvement in the cash generated from operations but anticipate the need for additional capital during fiscal 2008.
Management has prepared projections for fiscal 2008 that anticipate an increase in revenue and reductions in monthly operating expenses. After a period of growth through acquisition, management intends to focus its efforts on improving operating efficiencies and reducing selling, general and administrative expenses while organically growing the developing businesses. The first step in this process includes certain restructuring initiatives, which the Board of Directors approved and the Company announced in March 2007. These restructuring initiatives began in March 2007 and are anticipated to be substantially complete by December 31, 2007. Management anticipates significant improvements in cash flows from operations during fiscal 2008 compared to fiscal 2007 with the improvements occurring gradually through fiscal 2008. Management anticipates strong growth in revenues from the pharmacy operations as well as continued steady growth in the services segment. Management believes the significant cost reductions can be realized with certain administrative expenses, including accounting/consulting fees, legal costs, and facility costs. Management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize. The decision to shut down the clinics in August 2007 is an indication of management’s commitment to reduce expenses and eliminate unprofitable business.
In May 2007, the Company raised $13 million through the sale of common stock. Additionally, in June 2007, the Company restructured a significant portion of its outstanding debt, which included the extension of the maturity date to June 30, 2008. Even after these two events, management anticipates that the Company will require additional financing to fund operating activities during the remainder of fiscal 2008. The Company’s new management team is exploring various alternatives for raising additional capital, including potential divestitures of non-strategic businesses, seeking new debt or equity financing, pursuing joint venture arrangements and restructuring current clinic operating agreements. To the extent that seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt.
Although management believes that its efforts in obtaining additional financing will be successful, there can be no assurance that its efforts will ultimately be successful. The Company’s primary needs for liquidity and capital resources are the funding of operations of the Company and its subsidiaries. Secondarily, the Company will continue to execute its long-term strategic growth plan, which includes internal growth at existing locations, expanded product offerings and synergistic integration of the Company’s types of businesses.
At June 30, 2007, the Company maintained $4,106,000 in cash and cash equivalents. Working capital, which represents current assets less current liabilities, was $7,882,000.

The following summarizes the Company’s cash flows for the three-month periods ended June 30:

	2007	2006

Net loss	$(7,428,000)	$(158,000)
Net cash used in operating activities	(3,961,000)	(2,640,000)
Net cash used in investing activities	(789,000)	(291,000)
Net cash provided by financing activities	5,863,000	4,334,000
Net increase in cash and cash equivalents	1,112,000	1,403,000
Cash and cash equivalents at the end of the period	$4,106,000	$1,933,000
Net cash used in operating activities was $3,961,000 and $2,640,000 for the three-month periods ended June 30, 2007 and 2006, respectively. The increase in the cash used during the three-month period ended June 30, 2007 was primarily due the significant increase in the cash expenditures. Specifically, the Company continued to incur costs associated with the investment in the clinics initiative as well as an increase in professional and legal fees. Further, the costs associated with recent acquisitions contributed to the increase in cash expenditures in the day-to-day operations. The increase in the cash used in operations was also due to a slowdown in cash collections primarily due to difficulties collecting receivables relating to recent acquisitions for various reasons, including licensure issues.
Net cash used in investing activities was $789,000 and $291,000 for the three-month periods ended June 30, 2007 and 2006, respectively. Cash used in investing activities primarily includes cash used to purchase equipment. The increase in the purchase of equipment in during the three-month period ended June 30, 2007 was primarily due to the additional rental equipment acquired by the DME segment.
Net cash provided by financing activity was $5,863,000 and $4,334,000 for the three-month periods ended June 30, 2007 and 2006, respectively. The Company has financed its expansion and acquisitions through a combination of debt and equity financing.
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
In June 2007, the Company and Jana Master Fund, Ltd. entered into an Amended and Restated Promissory Note relating to the $17,000,000 note dated November 30, 2006. The amended note extends the maturity date to June 30, 2008. Effective July 1, 2007, the interest rate shall be equal to the one year LIBOR rate plus 8%. If the outstanding balance of the note is reduced to less than $8,500,000, the interest rate will be reduced to the one year LIBOR rate plus 4%. Accrued unpaid interest on the outstanding principal balance shall be due and payable on June 30, 2007, and 50% of the accrued unpaid interest shall be due and payable on the following dates: September 30, 2007, December 31, 2007 and March 31, 2008. All remaining unpaid accrued interest shall be due and payable on the maturity date of June 30, 2008. If the Company prepays any portion of the principal amount before December 30, 2007, a prepayment fee equal to the one year LIBOR rate plus 1.5% will be due. If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding debt. Specifically, the Company must remit to Jana 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
During the three-month period ended June 30, 2006, the Company entered into the original $15,000,000 debt agreement with Jana.
Net accounts receivable were $33,787,000 at June 30, 2007 compared to $33,427,000 at March 31, 2007. The services and DME segments account for 66% and 28% of total accounts receivable at June 30, 2007 compared to 69% and 26% at March 31, 2007. As of June 30, 2007, the Company’s net accounts receivable represented 75 days sales outstanding compared to 81 days as of March 31, 2007. The days sales outstanding for the services segment were 66 days at June 30, 2007 compared to 79 days at March 31, 2007. The days sales outstanding for the DME segment were 119 days at June 30, 2007 compared to 131 days at March 31, 2007. The Company calculates its days sales outstanding as accounts receivable, net of the related allowance for doubtful accounts, divided by the annualized net revenues.
The integration of acquisitions in the DME segment during the last two fiscal years has affected the related collection process due to the required re-working of licensure, specifically, the provider number changeover with payers after a change in ownership. This licensure process can take up to a full year depending on the laws and licensure requirements in the state of operations and the various payers involved. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the three-month period ended June 30, 2007 was as follows:

Government-funded	29%
Institutions	43%
Commercial Insurance	11%
Private Pay	17%
As of June 30, 2007, the Company had total outstanding borrowings under its line of credit agreements of $19,393,000. The Company had approximately $2,564,000 available on its line of credit with Comerica Bank, which borrowings are contingent on the results of supporting borrowing base calculations. In addition, the Company’s line of credit with AmerisourceBergen Drug Corporation will increase from $2,500,000 to $4,000,000 in September 2007. Borrowings will be subject to PrairieStone satisfying certain borrowing base requirements and beginning in June 2007, PrairieStone achieving certain EBITDA targets. The maturity date of the $750,000 line of credit with Fifth Third Bank was extended to September 1, 2007. As of June 30, 2007, the Company was in compliance with all financial covenants relating to its line of credit agreement with Comerica Bank.
As of June 30, 2007, the Company had total long-term obligations of $39,663,000, of which $17,000,000 is payable to Jana and $16,436,000 is payable to Comerica Bank under a line of credit agreement.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in SFAS No. 109, “Accounting for Income Taxes”. The statement is effective for fiscal years beginning after December 15, 2006. Effective April 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect to the consolidated financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. As of June 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007, because of the identification of the material weaknesses in internal control over financial reporting as of March 31, 2007 described below, the remediation of which was not completed as of June 30, 2007. Notwithstanding such material weaknesses, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Design of Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and interim chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
Our internal control over financial reporting includes policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

•	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	Provide reasonable assurances that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Status of Management’s Remedial Action. At March 31, 2007, we reported that we had three material weakness as follows:
•	Management did not design and maintain effective controls relating to the month-end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Additionally, the Company had insufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions.

•	Management did not maintain adequate control relating to the business acquisition process due to lack of formalized due diligence procedures and evidentiary support of purchase accounting review.

•	Management did not design and maintain controls to analyze and record appropriate adjustments to the accounts receivable reserve and properly monitor review of reductions to accounts receivable due to ineffective controls over contract pricing and the standardization of a contract pricing system emphasized by changes in payer mix and other contracting licensure issues.
We have developed a remediation plan that we believe will resolve the material weaknesses. We anticipate implementing this plan over the second and third quarters of fiscal 2008 and believe the full implementation of this plan will make the design and operation of our internal controls over financial reporting effective.
Changes in Internal Controls. Other than the remediation plan that is discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
Item 1A. Risk Factors.
In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended March 31, 2007 and elsewhere in this Quarterly Report, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares and could cause actual results and actual events that occur to differ materially from those contemplated by the forward-looking statements contained elsewhere in this report.
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
We acquired Arcadia Services and Arcadia Rx on May 10, 2004 and have acquired an additional 27 companies since that time. We incurred substantial debt to finance these acquisitions. This debt has been reduced periodically through capital infusions. As of June 30, 2007, the current portion of our debt, including lines of credit and capital lease obligations, totals approximately $19.7 million, while the long-term portion of our debt totals approximately $20.0 million, for a total of approximately $39.7 million. This level of debt could have consequences to holders of our shares. Below are some of the material potential consequences resulting from this amount of debt:
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
Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify. In order to repay our debt obligations timely and as discussed below, we must maintain adequate cash flow from operations or raise additional capital from equity investment or other sources. Cash, which we must use to repay these obligations, will reduce cash available for other purposes, such as payment of operating expenses, investment in new products and services offered by the Company, self-financing of acquisitions to grow the Company’s business, or distribution to our shareholders as a return on investment.
Due to our debt level, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital or acquisitions.
As of June 30, 2007, we have total outstanding long-term obligations (lines of credit, notes payable and capital lease obligations) of $39.7 million. Due to our debt level, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital or other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
The terms of our Credit Agreements with Comerica Bank subject us to the risk of foreclosure on certain property.
RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. and its subsidiaries granted the bank security interests in all of their assets. The credit agreement provides that the debt will mature on October 1, 2008. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
In order to repay our short-term debt obligations, as well as to pursue our growth strategy, we may seek additional equity financing, which could result in dilution to our security holders.
The Company may continue to raise additional financing through the equity markets to repay short-term debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our growth strategy, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. The Company also plans to continue to expand product and service offerings. Cash flow from operations is not expected to fund these efforts, and the scope of these plans may be determined by the Company’s ability to generate cash flow or to secure additional new funding. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our Common Stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our Common Stock.

The Company has completed 27 acquisitions since the reverse merger in May 2004. The licensure and credentialing process under the new ownership must be satisfied timely in order to bill and collect for services rendered to beneficiaries of government-based health care programs and other insurance carriers. Cash flow related to these transitions can be impaired sufficient to require additional external financing in the form of debt or equity.
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
To the extent we do not raise adequate funds from the equity markets or possible business divestitures to satisfy short-term debt obligations, we would need to seek debt financing or modify or abandon our growth strategy or product and service offerings.
Although we raised $13.1 million in equity financing in May 2007, these funds, in combination with funds generated from operations, may not be adequate to satisfy short-term cash needs. To the extent that we are unsuccessfully in raising funds from the equity markets or through the possible divestiture of certain businesses, we will need to seek debt financing. In this event, we may need to modify or abandon our growth strategy or may need to eliminate certain product or service offerings, because debt financing is generally at a higher cost than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our Common Stock.
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
The successful integration of an acquired business is dependent on various factors including the size of the acquired business, the assets and liabilities of the acquired business, the complexity of system conversions, the scheduling of multiple acquisitions in a given geographic area and management’s execution of the integration plan. In the past, our business plan was primarily premised upon increasing our revenues by leveraging the strengths of our staffing and home care network to cross sell our other products and services. Our business plan is also premised on avoiding duplication of cost among our existing and acquired businesses where possible. If we fail to successfully integrate in these key areas, our Company’s financial results and profitability will be adversely affected, due to the failure to capitalize on the economies of scale presented by spreading our cost structure over a wider revenue base.
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
There are five shareholders of the Company, after elimination of duplication due to attribution resulting from application of the beneficial ownership provisions of the Securities Exchange Act of 1934, as amended, including John E. Elliott II, former Chairman of the Board of Directors, who are beneficial owners of 5% or more of the Company’s shares of Common Stock outstanding as of June 30, 2007. These shareholders collectively own 40% of our shares of Common Stock outstanding as of June 30, 2007. This concentrated ownership of our Common Stock gives a few security holders the ability to control our

Company and the direction of our business as to matters requiring shareholder approval, such as mergers, certain acquisitions, asset sales and other significant corporation transactions. This concentrated ownership may prevent other shareholders from influencing the election of directors and other significant corporate decisions, to the extent that these four shareholders vote their shares of Common Stock together.
The price of our Common Stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our Company.
The market price of our Common Stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our Common Stock will fluctuate in the future. Since the reverse merger on May 10, 2004, the closing price of our Common Stock, as quoted by the OTC Bulletin Board and the American Stock Exchange (AMEX) beginning July 3, 2006, has fluctuated from a low of $0.60 to a high of $3.49. From March 31, 2006 through August 9, 2007, our Common Stock has fluctuated from a low of $0.80 to a high of $3.48. Slow demand for our Common Stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our Common Stock, an investor may be unable to resell shares of our Common Stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
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
A total of approximately 22.2 million warrants to purchase 22.2 million shares of our Common Stock are issued and outstanding as of June 30, 2007. The market price of our Common Stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the Common Stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants, including Classes A, B-1 and B-2 Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We have granted stock options to certain management employees and directors as compensation which may depress our stock price and result in dilution to our common security holders.
As of June 30, 2007, options to purchase approximately 6.5 million shares of our Common Stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved). The market price of our Common Stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the Common Stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of options may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
As of August 3, 2007, the former Chief Operating Officer has 3,000,000 options at an exercise price of $0.25 per share which can be exercised between September 1, 2007 and February 28, 2008. In addition, the former Chairman of the Board and Chief Executive Officer has 2,000,000 options at an exercise price of $0.25 per share which can be exercised between December 1, 2007 and March 15, 2008. The exercising of these options and the subsequent sale of the Common Stock in the open market could depress the prevailing market price for our Common Stock.
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
As of March 31, 2007, a goodwill impairment expense of $17,197,000 was recognized in the Durable Medical Equipment segment and an additional customer relationships impairment expense of $1,457,000 was recognized in the Durable Medical Equipment segment, for total impairment expense in the Durable Medical Equipment segment of $18,654,000. Depending upon the outcome of our restructuring initiatives, the carrying values of goodwill and other intangible assets could continue to be negatively impacted. We will perform impairment tests periodically, and at least annually, in the future. Whenever we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would, therefore, require adjustment. Such adjustment would result in a non-cash charge to our operating income in that period, which could harm our financial results.
Our financial results could suffer if the goodwill and other intangible assets we acquired in our acquisition of PrairieStone Pharmacy, LLC become impaired, or as a result of costs associated with the acquisition.
Primarily as a result of our acquisition of PrairieStone Pharmacy, LLC in February 2007, approximately 53% of our total assets are goodwill and other intangibles as of June 30, 2007, of which approximately $33.3 million is goodwill and $28.3 million is other intangibles. In accordance with the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. Management is contemplating cost reduction initiatives that may result in the closure or sale of certain non-strategic businesses. Depending upon the outcome of such initiatives, the carrying values of goodwill and other intangible assets could be negatively impacted. When we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would, therefore, require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results. In addition, we believe that we may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters after the acquisition was completed, to reflect costs associated with integrating PrairieStone. It is possible that we will incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.
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

Under our existing credit facility, we are required to adhere to certain financial covenants. As of March 31, 2007, the Company was not in compliance with certain covenants and received a waiver from the lender. As of June 30, 2007, the Company was in compliance with these financial covenants. If there are future covenant violations and we do not receive a waiver for such future covenant violations, then our lender could declare a default under the credit facility and, among other actions, increase our borrowing costs and demand the immediate repayment of the credit facility. If such demand is made and we are unable to refinance the credit facility or obtain an alternative source of financing, such demand for repayment would have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
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
Item 5. Other Information.
The disclosures made in Part I, Item 1, Note 4 (Impairment of Long-Lived Assets) and Note 14 (Subsequent Events) regarding the Company’s termination of the Care Clinic agreement relating to the operations of 18 non-emergency health care clinics and the recognition of the related impairment expense are incorporated in this Part II, Item 5 by this reference.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 9, 2007	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

August 9, 2007	By:	/s/ Lynn K. Fetterman
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