Form 10-Q
period 2007-09-30
ARCADIA RESOURCES, INC
filed 2007-11-09
CIK 1071941

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                     to
Commission file number 001-32935
ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State of Incorporation)	(I.R.S. Employer I.D. Number)

9229 DELEGATES ROW, SUITE 260
INDIANAPOLIS, IN	46240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone no.: (317) 569-8234
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2007, 126,214,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Part I: Financial Information

Item 1. Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II: Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
Exhibits
Amended and Restated Bylaws
Employment Agreement - Steven L. Zeller dated September 24, 2007
Employment Agreement - Michelle M. Molin dated October 22, 2007
Escrow Release Agreement
Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a)
Certification of the Principal Accounting and Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a)
Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
Principal Accounting and Financial Officer Certification Pursuant to U.S.C. Section 1350

PART I. – FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,748,027	$2,994,322
Accounts receivable, net of allowance of $8,672,000 and $8,310,000, respectively	31,852,146	33,427,284
Inventories, net	1,653,746	2,732,533
Prepaid expenses and other current assets	2,780,470	2,768,231

Total current assets	38,034,389	41,922,370
Property and equipment, net	7,230,047	12,606,480
Assets held for sale	210,819	—
Goodwill	33,894,693	33,335,921
Acquired intangible assets, net	25,680,369	28,982,628
Other assets	195,760	380,374

Total assets	$105,246,077	$117,227,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$1,648,035	$2,612,996
Accounts payable	3,189,274	6,861,262
Accrued expenses:
Compensation and related taxes	4,939,889	4,462,726
Commissions	416,560	359,401
Accrued interest	659,423	818,655
Other	1,394,175	1,049,065
Liabilities of operations held for sale	793,419	—
Payable to affiliated agencies, current portion	1,863,246	1,548,827
Long-term obligations, current portion	16,823,308	21,320,198
Capital lease obligations, current portion	76,736	1,020,421
Deferred revenue	326,080	659,258

Total current liabilities	32,130,145	40,712,809
Other liabilities	457,161	457,161
Lines of credit, less current portion	16,429,789	20,342,796
Payable to affiliated agencies, less current portion	—	37,848
Long-term obligations, less current portion	373,596	896,870
Capital lease obligations, less current portion	143,357	696,787

Total liabilities	49,534,048	63,144,271

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 126,126,685 shares and 121,059,177 shares issued and outstanding, respectively	126,127	121,059
Additional paid-in capital	128,569,059	110,342,704
Accumulated deficit	(72,983,157)	(56,380,261)

Total stockholders’ equity	55,712,029	54,083,502

Total Liabilities and Stockholders’ Equity	$105,246,077	$117,227,773

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues, net	$38,721,330	$38,323,885	$77,852,181	$74,302,920
Cost of revenues	26,473,563	26,281,586	52,990,111	50,335,068

Gross profit	12,247,767	12,042,299	24,862,070	23,967,852

Selling, general and administrative	14,830,748	12,075,238	29,202,376	23,417,698
Depreciation and amortization	989,507	601,469	1,949,276	1,083,169

Total operating expenses	15,820,255	12,676,707	31,151,652	24,500,867

Operating loss	(3,572,488)	(634,408)	(6,289,582)	(533,015)

Other expenses:
Interest expense, net	963,239	912,529	2,122,500	1,317,656

Total other expenses	963,239	912,529	2,122,500	1,317,656

Loss from continuing operations before income taxes	(4,535,727)	(1,546,937)	(8,412,082)	(1,850,671)

Current income tax expense	6,914	44,650	22,602	83,450

Loss from continuing operations	(4,542,641)	(1,591,587)	(8,434,684)	(1,934,121)

Discontinued operations:
(Loss) earnings from discontinued operations	(2,472,939)	855,968	(6,008,500)	1,040,569
Net loss on disposal	(2,159,712)	—	(2,159,712)	—

	(4,632,651)	855,968	(8,168,212)	1,040,569

NET LOSS	$(9,175,292)	$(735,619)	$(16,602,896)	$(893,552)

Weighted average number of common shares outstanding	123,455,814	90,130,314	119,249,723	88,238,312

Basic and diluted net loss per share:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.07)	$(0.02)
(Loss) earnings from discontinued operations	(0.04)	0.01	(0.07)	0.01

	$(0.07)	$(0.01)	$(0.14)	$(0.01)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	September 30,
	2007	2006

Cash provided by (used in) operating activities:
Net loss for the period	$(16,602,896)	$(893,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,272,240	745,952
Amortization and depreciation of property and equipment	2,732,739	1,530,472
Gain on early retirement of debt and amortization of debt discount	(121,057)	52,045
Loss on business disposals	2,159,712	—
Amortization of intangible assets	1,484,967	804,705
Impairment of long-lived assets	1,900,387	—
Reduction in expense due to return of common stock previously issued	(246,400)	—
Stock-based compensation expense	2,131,517	301,189
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,096,046	(6,427,061)
Inventories	(361,797)	(1,047,539)
Other assets	(42,546)	(826,883)
Accounts payable	(3,702,761)	1,217,531
Accrued expenses	450,535	240,322
Due to affiliated agencies	276,571	(244,746)
Deferred revenue	(438,148)	—

Net cash used in operating activities	(8,010,891)	(4,547,565)

Cash provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(383,904)	(7,064,875)
Proceeds from business disposals	5,751,332	—
Purchases of property and equipment	(1,078,839)	(1,629,462)

Net cash provided by (used in) investing activities	4,288,589	(8,694,337)

Cash provided by (used in) financing activities:
Proceeds from issuance of note payable	—	15,000,000
Proceeds from issuance of common stock, net of fees	12,442,082	—
Proceeds from exercise of stock options/warrants	—	274,590
Net advances (payments) on line of credit	(4,877,968)	1,719,475
Payments on notes payable and capital lease obligations	(5,088,107)	(2,682,772)

Net cash provided by financing activities	2,476,007	14,311,293

Net change in cash and cash equivalents	(1,246,295)	1,069,391
Cash and cash equivalents, beginning of period	2,994,322	530,344

Cash and cash equivalents, end of period	$1,748,027	$1,599,735

See accompanying notes to these condensed consolidated financial statements.

	Six-Month Period Ended
	September 30,
	2007	2006

Supplementary information:

Cash paid during the period for:
Interest	$2,281,732	$353,419

Non-cash investing / financing activities:
Payments on note payable with issuance of common stock	$1,280,692	$339,168
Common stock issued in conjunction with JASCORP, LLC acquisition	1,800,364	—
DME cost of disposal paid in common stock	875,875	—
Contingent consideration relating to prior year acquisition settled with issuance of notes payable	714,688	—
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company’s operations included three segments: In-Home Health Care Services (“Services”); Durable Medical Equipment (“DME”); and Retailer and Employer Services. In August 2007, the Company discontinued its non-emergency medical care clinic initiative. The In-Home Health Care Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the In-Home Health Care Services segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Durable Medical Equipment segment markets, rents and sells products and equipment across the United States. The DME segment also sells various medical equipment offerings through a catalog out-sourcing and product fulfillment business. The Retailer and Employer Services segment primarily includes the operations of PrairieStone Pharmacy, LLC (“PrairieStone”). PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Services offered to grocers and employers include staffing, pharmacy management, pharmacy dispensing and billing software, DailyMed™, an exclusive retail pharmacy benefit network, and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.
Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three-month and six-month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the six-month periods ended September 30, 2007 and 2006 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2007 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month and six-month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2007 included in the Company’s Form 10-K filed with the SEC on June 29, 2007.
Principles of Consolidation
The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

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
Allowance for Doubtful Accounts
The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectibility of amounts due from customers could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Inventories
Inventories are stated at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The durable medical equipment and pharmacy operations account for the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (3 to 15 years). The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenues and totaled approximately $611,000 and $485,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and $1,240,000 and $874,000 for the six-month periods ended September 30, 2007 and 2006, respectively.
Goodwill and Acquired Intangible Assets
The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested for impairment annually in the fourth quarter and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value. Fair value is determined by estimating the future cash flows for each reporting unit.
Acquired intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customers and referral source relationships (depending on the type of business purchased)	5 and 20 years
Acquired technology	3 to 5 years
Non-competition agreements (length of agreement)	5 years

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
Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27% for both the six-month periods ended September 30, 2007 and 2006, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.

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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options and warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be antidilutive for all applicable periods shown. As of September 30, 2007 and 2006, there were approximately 30,179,000 and 47,337,000 potentially dilutive shares outstanding, respectively.
Stock-Based Compensation
Effective April 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded APB 25, using the modified prospective transition method. Under the modified prospective transition method, the fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption. Prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses included in continuing operations were approximately $164,000 and $180,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and $381,000 for both the six-month periods ended September 30, 2007 and 2006.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which amends and clarifies previous guidance on the accounting for deferred income taxes as presented in SFAS No. 109. The statement is effective for fiscal years beginning after December 15, 2006. Effective April 1, 2007, the Company adopted the provisions of FIN 48, and there was no material effect to the consolidated financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.
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
Note 2 — Management’s Plan
Our independent auditor’s report on the consolidated financial statements and schedule for the year ended March 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the six-month period ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively, and for the six-month period ended September 30, 2007, the Company incurred an additional net loss of $16.6 million. During the six-month period ended September 30, 2007, the Company used approximately $8.0 million of cash in operations and had approximately $1.7 million in cash and cash equivalents at September 30, 2007. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate significant improvement in the cash generated from operations during the remainder of fiscal 2008.
Management has prepared projections for fiscal 2008 that anticipate an increase in revenue and reductions in monthly operating expenses. After a period of growth through acquisition, management intends to focus its efforts on improving operating efficiencies and reducing selling, general and administrative expenses while growing the developing businesses. The Company recently hired in-house counsel and expects a significant decrease in legal fees beginning in the third fiscal quarter. The first step in this process includes certain restructuring initiatives, which the Board of Directors approved and the Company announced in March 2007. Management anticipates significant improvements in cash flows from operations during fiscal 2008 compared to fiscal 2007. Management anticipates strong growth in revenues from the Retailer and Employer Services segment as well as continued steady growth in the In-Home Health Services segment. Management believes the significant cost reductions can be realized with certain administrative expenses, including accounting/consulting fees, legal costs, and facility costs. Management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize.
In May 2007, the Company raised $13 million through the sale of common stock (see Note 9 – Stockholders’ Equity). In June 2007, the Company restructured a significant portion of its outstanding debt, which included the extension of the maturity date to June 30, 2008.
The Company sold its durable medical equipment operations in Florida and Colorado for total cash proceeds of $7.7 million (see Note 3 – Discontinued Operations) in September 2007, which were considered non-strategic assets based on management’s analysis. Additionally, the Company closed Care Clinics and certain Retail Operations due to unfavorable performance of these lines of business. These locations did not complement our existing and future strategic direction.
Medicare requires supplier numbers to obtain reimbursement for certain durable medical and respiratory equipment. The Company resolved certain licensure issues related to various durable medical accounts receivables during the quarter and has now been authorized to collect on these receivables. It is the Company’s opinion that the resolution of these issues will improve our liquidity and financial position in the short-term.
Also in September 2007, the Company entered into a new revolving credit agreement with a potential borrowing capacity of $5 million (see Note 7 – Lines of Credit). Management believes that these events have substantially improved the Company’s cash position since March 31, 2007. Management continues to consider various other alternatives for raising additional capital, if necessary, including further divestitures of non-strategic businesses and seeking new debt or equity financing.
Although management believes that its efforts in obtaining additional financing will be successful, there can be no assurance that its efforts will ultimately be successful.
Note 3 – Discontinued Operations
Sears Retail Operations
On July 31, 2007, the Company entered into an Asset Purchase Agreement with an entity controlled by a former employee of the Company. Based on the terms of the agreement, the Company sold the retail operations located within certain Sears stores for $215,587. $25,000 of the purchase price was paid with a deposit previously received by the Company, and the remaining $190,587 is to be paid with a 12-month promissory note, which bears interest at an annual rate of 8%.
The Sears retail operations were part of the Durable Medical Equipment segment.
Care Clinic, Inc.
In December 2006, Care Clinic, Inc., a subsidiary of the Company, entered into a Staffing and Support Services Agreement with Metro Health Basic Care (“Metro”) to operate non-emergency health care clinics in Michigan and Indiana. Under the agreement, Metro provided medical management services to the clinics, including the oversight of physician credentialing and employment, as well as clinic licensing. Care Clinic, Inc. provided staffing and support services, including the oversight of billing, collections, and third-party contract negotiations, as well as the credentialing and employment of non-physician practitioners and other administrative personnel. The initial term of the agreement was five years, although either party could terminate without cause on 180 days written notice.

On August 10, 2007, the Company provided notice that it was terminating the agreement. In October 2007, the Company and Metro finalized a settlement relating to the Company’s early termination of the agreement. As of September 30, 2007, the Company accrued approximately $660,000 relating to the settlement.
Care Clinic, Inc. was a separate reporting segment.
Florida Durable Medical Equipment Operations (Beacon Respiratory Services, Inc.)
On September 10, 2007, the Company completed the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon Respiratory”) to Aerocare Holdings, Inc. for cash proceeds of $6,500,000, less fees of $457,500. $750,000 of the purchase price will be held back for up to twelve months to cover the Company’s obligations. The Company retained all accounts receivable for services provided prior to August 17, 2007. Beacon Respiratory was the Company’s durable medical equipment operations in Florida.
The agreement includes a “clawback” provision whereby if the federal government enacts legislation which reduces the Medicare rental oxygen reimbursement time period to less than 36 months in calendar years 2008 or 2009, the purchase price will be retroactively reduced, and the Company will be obligated to pay the buyer cash in the applicable amount within 30 days from the date the legislation is enacted. The potential purchase price adjustment depends on which calendar year the legislation is enacted and the number of months that the new legislation would provide for reimbursement. The maximum amount would be $1,000,000 if the number of months is reduced to 18 months or lower during 2008.
Beacon Respiratory Services, Inc. was part of the Durable Medical Equipment segment.
Colorado Durable Medical Equipment Operations (Beacon Respiratory Services of Colorado, Inc.)
On September 10, 2007, the Company completed the sale of substantially all of the assets of Beacon Respiratory Services of Colorado, Inc. (“Beacon Colorado”) to an affiliate of AeroCare Holdings, Inc. for cash proceeds of $1,200,000, less fees of $83,000. The Company retained all accounts receivable for services provided prior to August 16, 2007. Beacon Colorado was the Company’s durable medical equipment operations in Colorado.
Beacon Respiratory Services of Colorado, Inc. was part of the Durable Medical Equipment segment.
The results of operations for the Sears retail operations, Care Clinic, Inc., Beacon Respiratory, and Beacon Colorado are reported in discontinued operations through the dates of disposition in the accompanying consolidated statement of operations, and the prior period consolidated statement of operations have been recast. The segment results in Note 14 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included legal fees, insurance, external audit fees, payroll processing, human resources services and information technology support. The Company uses a centralized approach to the cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the earnings/(loss) from discontinued operations are presented below:

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues, net:
Sears retail operations	$48,024	$131,126	$209,218	$277,785
Care Clinic, Inc.	63,865	—	201,666	—
Beacon Respiratory	808,501	2,676,872	3,355,410	3,892,658
Beacon Colorado	266,281	287,522	649,547	493,488

	1,186,671	3,095,520	4,415,841	4,663,931

Earnings (loss) from operations:
Sears retail operations	(24,495)	(197,425)	(165,768)	(556,663)
Care Clinic, Inc.	(1,733,725)	(169,867)	(5,644,230)	(169,867)
Beacon Respiratory	(777,430)	1,156,022	(412,646)	1,684,436
Beacon Colorado	62,711	67,238	214,144	82,663

	(2,472,939)	855,968	(6,008,500)	1,040,569

Loss on disposal:
Sears retail operations	(13,167)	—	(13,167)	—
Care Clinic, Inc.	(770,215)	—	(770,215)	—
Beacon Respiratory	(2,070,942)	—	(2,070,942)	—
Beacon Colorado	694,612	—	694,612	—

	(2,159,712)	—	(2,159,712)	—

Earnings (loss) from discontinued operations:
Sears retail operations	(37,662)	(197,425)	(178,935)	(556,663)
Care Clinic, Inc.	(2,503,940)	(169,867)	(6,414,445)	(169,867)
Beacon Respiratory	(2,848,372)	1,156,022	(2,483,588)	1,684,436
Beacon Colorado	757,323	67,238	908,756	82,663

	$(4,632,651)	$855,968	$(8,168,212)	$1,040,569

Note 4 – Business Acquisition
On July 11, 2007, the Company acquired 100% of the membership interests of JASCORP, LLC (“JASCORP”). JASCORP provides a range of retail pharmacy management services and systems, including dispensing and billing software. The primary reason for the acquisition was to improve the software offered to retailers through the pharmacy licensed service model. The total purchase price of $2,219,962 included cash payments of $383,904 and the issuance of 1,814,883 shares of common stock. The value of the common stock takes into consideration the fact that the Company has guaranteed the share price of $0.99 and that additional shares or cash, at the Company’s discretion, are to be issued at the one-year anniversary date if the share price is below this price. The consolidated financial statements herein include the results of operations of JASCORP from July 12, 2007. The acquired business is included in the Retailer and Employer Services segment.
The following summarizes the preliminary purchase price allocation relating to the JASCORP acquisition:

Share consideration	$1,800,364
Cash consideration	383,904
Acquisition costs	35,694

Total purchase price	$2,219,962

Current assets	$501,727
Fixed assets	229,473
Liabilities	(236,340)
Intangible assets:
Customer relationships	345,483
Acquired technology	863,707
Goodwill	515,912

Total net identifiable assets	$2,219,962

Note 5 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the six-month period ended September 30, 2007:

	In-Home	Durable	Retailer
	Health	Medical	& Employer
	Care Services	Equipment	Services	Total

Goodwill at March 31, 2007	$13,922,354	$2,771,982	$16,641,585	$33,335,921
Acquisitions during the period	—	—	515,912	515,912
Disposals during the period	—	(702,601)	—	(702,601)
Contingent consideration	—	—	714,688	714,688
Purchase price allocation adjustments	108,758	(54,388)	(23,597)	30,773

Goodwill at September 30, 2007	$14,031,112	$2,014,993	$17,848,588	$33,894,693

On September 10, 2007, the Company entered into two separate note payable agreements totaling $714,688 with two former executives of PrairieStone Pharmacy, LLC, which was acquired by the Company in February 2007. According to the terms of the PrairieStone purchase agreement, these two executives were to sell a predetermined number of shares of the Company’s common stock received in conjunction with the acquisition in order to cover their estimated income tax liabilities. The proceeds from these sales were less than the estimated income tax liability amounts, and consistent with the terms of the purchase agreement, the Company was required to make up the difference. This difference represents additional contingent consideration, which increased the goodwill relating to the PrairieStone acquisition by $714,688. The two former PrairieStone executives are currently executives of the Company (see Note 13 — Related Party Transactions).
Goodwill of approximately $8.3 million is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following:

	September 30, 2007		March 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000,000	$537,042	$8,000,000	$445,987
Customer relationships	22,776,514	5,747,389	27,941,031	7,098,834
Non-competition agreements	674,362	311,353	874,360	309,054
Acquired technology	1,623,707	798,430	760,000	738,888

	33,074,583	$7,394,214	37,575,391	$8,592,763

Less accumulated amortization	(7,394,214)		(8,592,763)

Net acquired intangible assets	$25,680,369		$28,982,628

Amortization expense for acquired intangible assets included in continuing operations was $614,000 and $421,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and $1,187,000 and $763,000 for the six-month periods ended September 30, 2007 and 2006, respectively. The estimated amortization expense related to acquired intangible assets in existence as of September 30, 2007 is as follows:

Remainder of fiscal 2008	$967,000
Fiscal 2009	1,940,000
Fiscal 2010	1,951,000
Fiscal 2011	1,747,000
Fiscal 2012	1,567,000
Thereafter	17,508,000

Total	$25,680,000

Note 6 — Impairment of Long-Lived Assets
The clinics initiative suffered significant operating losses from the time it was launched in mid-fiscal 2007. In August 2007, management decided that the clinic model should be offered as part of its licensed service model to retailers on a fee for service basis and that the Company could not continue to sustain the cash flow needs and losses being incurred by the clinics. The Company provided notice that it was terminating the agreement relating to the operations of 18 previously opened clinics. The Company recognized an impairment expense of $1,900,387 in June 2007. The expense primarily related to the write-down of computer software and leasehold improvements to their estimated fair values. The estimated fair value of the long-lived assets was based on management’s estimates of the liquidation value of these clinic assets. For the three and six month periods ended September 30, 2007, the impairment expense is included in “loss from discontinued operations” in the accompanying consolidated statement of operations.
Note 7 — Lines of Credit
Arcadia Services, Inc., a wholly-owned subsidiary of the Company, and four of Arcadia Services, Inc.’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. The credit agreement, as amended, provides the borrowers with a revolving credit facility of up to $19,000,000. Advances under the credit facility are to be used primarily for working capital or acquisition purposes. The credit agreement provides that advances to the Company will not exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The maturity date is October 1, 2008. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is classified as a long-term liability in the consolidated balance sheet. Amounts outstanding under this agreement totaled $13,979,789 and $17,892,796 at September 30, 2007 and March 31, 2007, respectively.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of Arcadia Resources, Inc. and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to Arcadia Resources, Inc. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries.
Advances under the credit facility bear interest at the prime-based rate (as defined) or the Eurodollar based rate (as defined), at the election of the borrowers. Currently, the Company has elected the prime-based rate, effectively 7.75% at September 30, 2007. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries.
Any such default and resulting foreclosure would have a material adverse effect on our financial condition. As of September 30, 2007, the Company was in compliance with all financial covenants.
The Arcadia Services, Inc. line of credit agreement was amended in October 2006 for a short term to include an over formula advance of $1,000,000. The Arcadia Services over formula advance was due and paid June 2007.
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

Rite at Home, LLC, a wholly-owned subsidiary, had an outstanding line of credit agreement with Fifth Third Bank. The line of credit was for a maximum of $750,000. The agreement originally matured on June 1, 2007 but was extended until September 1, 2007. On September 1, 2007, the agreement was amended whereby the balance was reduced to $550,000 and the maturity was extended until October 15, 2007. The line bears interest at prime plus 0.5% through August 1, 2007, prime plus 1.5% from August 1, 2007 through August 31, 2007, and prime plus 2.5% from September 1, 2007 until its maturity date. As of September 30, 2007, the effective interest rate was 10.25%. The outstanding balance under this agreement totaled $472,996 and $612,996 at September 30, 2007 and March 31, 2007, respectively. The line of credit was paid in full in October 2007.
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with one of the previous owners of PrairieStone for a maximum of $4,000,000. The line of credit had an outstanding balance of $750,000 at the time the acquisition closed. The amount that PrairieStone may borrow against the line of credit will gradually increase from $2,500,000 to $4,000,000 after September 30, 2007. Draws against the line of credit must be made in $250,000 increments, are subject to PrairieStone satisfying certain borrowing base requirements, and beginning June 30, 2007, are subject to PrairieStone achieving certain EBITDA targets. The line of credit is secured by a security interest in all of the assets of PrairieStone and SSAC, LLC, a wholly-owned subsidiary of the Company, and is guaranteed by the Company. The line of credit bears annual interest at the prime rate plus 2%, effectively 9.75% at September 30, 2007, and the agreement ends in September 2010. Amounts outstanding under this agreement totaled $2,450,000 at September 30, 2007 and March 31, 2007.
On September 26, 2007, Arcadia Products, Inc., a wholly-owned subsidiary of the Company, and Arcadia Products’ subsidiaries entered into a line of credit with Presidential Healthcare Credit Corporation (“Presidential”). The credit agreement provides the borrowers with a revolving credit facility of up to $5,000,0000. Advances under the credit facility are to be used to support business operations and for other general business needs. The credit agreement provides that the Company may request advances up to 85% of the eligible DME receivables minus any amounts reserved pursuant to the agreement, if applicable. The maturity date is September 26, 2010. The line of credit agreement requires the Company to maintain a lockbox account. Advances under the credit facility bear interest at the prime rate plus 1.75% per annum, an effective rate of 9.5% at September 30, 2007. The line of credit agreement is secured by the Company’s accounts receivable and is guaranteed by Arcadia Resources, Inc. Amounts outstanding under this agreement totaled $1,175,039 at September 30, 2007.
The Presidential line of credit agreement includes various covenants, including a financial covenant for minimum EBITDA requirements. The minimum EBITDA is 75% of the EBITDA projected by the Company in the financial statement projections provided by the Company and approved in advance by Presidential.
The weighted average interest rate of borrowings under line of credit agreements as of September 30, 2007 and March 31, 2007 was 8.15% and 8.52%, respectively.

Note 8 — Long-Term Obligations
Long-term obligations consist of the following:

	September 30,	March 31,
	2007	2007

Note payable to Jana Master Fund, Ltd. originally dated November 30, 2006 and amended June 25, 2007 with unpaid accrued interest and the principal due in full on June 30, 2008. 50% of the accrued unpaid interest is payable on the following dates:

September 30, 2007, December 31, 2007 and March 31, 2008. The original interest rate was the one-year LIBOR rate plus 7.5%. Starting on February 1, 2007, the interest rate increased 1.0% on the first day of each month for five months. On July 1, 2007, the interest rate changed to the one-year LIBOR rate plus 8%. When the total amount outstanding under the note is less than $8,500,000, the interest rate will be reduced to the one-year LIBOR rate plus 4%. At September 30, 2007, the effective interest rate was 13.24%. The note payable includes various loan covenants, all of which the Company was in compliance as of September 30, 2007.
	$15,646,287	$17,000,000
Notes payable to two executives dated September 10, 2007 bearing interest at 4% per year payable in monthly payments of principal and interest with the final payments due on April 10, 2008.	630,406	—
Note payable to Jana Master Fund, Ltd. dated March 20, 2007 bearing interest at the one- year LIBOR rate plus 7.5%. The note payable was paid in full in April 2007.	—	2,564,103
Purchase price payable to the selling shareholder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest. The final payment was made in July 2007.	—	1,019,800
Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009.	331,617	617,455
Other purchase price payables to be paid over time to the selling shareholders or selling entities of various acquired entities, due dates ranging from September 2007 to March 2008.	20,000	187,606
Other long-term obligations with interest charged at various rates ranging from 4% to 18% to be paid over time based on respective terms, due dates ranging from October 2007 to November 2011.	568,594	828,104

Total long-term obligations	17,196,904	22,217,068
Less current portion of long-term obligations	(16,823,308)	(21,320,198)

Long-term obligations, less current portion	$373,596	$896,870

As of September 30, 2007, future maturities of long-term obligations are as follows:

Remainder of fiscal 2008:	$357,000
Fiscal 2009:	16,685,000
Fiscal 2010:	96,000
Fiscal 2011:	50,000
Fiscal 2012:	9,000

Total	$17,197,000

The weighted average interest rate of outstanding long-term obligations as of September 30, 2007 and March 31, 2007 was 12.5% and 11.9%, respectively.

Note 9 — Stockholders’ Equity
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
Escrow Shares
In conjunction with the merger and recapitalization of the Company in May 2004, the former CEO, former COO and another former officer of the Company entered into escrow agreements. As of March 31, 2007, the former CEO, former COO and the other former officer of the Company had 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, held in escrow. These shares represented 80% of the shares originally escrowed pursuant to the agreements and were to be released upon the Company meeting certain EBITDA targets for fiscal 2006 and 2007. The other 20% of the shares were released from escrow pursuant to the agreements in February 2005 due to the average closing stock price of the Company’s common stock being at least $1.00 for a 20 consecutive-day period. The Company did not meet the EBITDA targets for either fiscal 2006 or 2007, and the 9,600,000 shares of common stock were returned to the Company and cancelled in July 2007. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for any periods.
Common Stock Transactions
In April and July 2007, the Company issued a total of 850,456 shares of common stock as consideration for the quarterly debt payments due on April 12, 2007 and July 12, 2007 totaling $1,050,495 related to the acquisition of Alliance Oxygen & Medical Equipment. The shares were valued as of the dates of the debt payment agreements.
In May and August 2007, the Company issued a total of 279,099 shares of common stock as consideration for the quarterly debt payments due on January 27, 2007, April 27, 2007, July 27, 2007 and October 27, 2007 totaling $302,591 related to the acquisition of Remedy Therapeutics, Inc. The shares were valued as of the dates of the debt payment agreements.
In May 2007, the Company issued an aggregate of 11,018,905 shares of common stock at $1.19 per share and warrants to purchase 2,754,726 shares of common stock at an exercise price of $1.75 per share in a private placement resulting in aggregate proceeds of $13,112,497. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $2,163,428. The assumptions used were as follows: risk free interest rate of 4.79%, expected dividend yield of 0%, expected volatility of 63%, and expected life of 7 years. In the future, if the Company sells shares of stock at a price less than $1.19 per share, then the exercise price of the warrants will decrease to the new offering price, and the number of warrants will increase such that the total aggregate exercise price remains unchanged. This warrant re-pricing provision excludes certain common stock offerings, including offerings under the Company’s equity incentive plan, previously existing shareholder rights, and stock spits. Under the accompanying registration rights agreements, the Company agreed to file, within 60 days of closing, a registration statement to register the resale of the shares and use its best efforts to cause the registration statement to be declared effective within 120 days after the registration statement is filed. The registration statement was filed on July 6, 2007 and was declared effective on July 13, 2007, which was within the required time-period.
In conjunction with the private placement, the Company paid fees totaling $670,415.

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
On September 10, 2007 and simultaneous with the Company’s sale of its Florida and Colorado durable medical equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc., an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. The value of the shares of $875,875 was determined based on the stock price on September 10, 2007. The release of the shares increased the loss on the disposal of the DME operations.
Stock Price Guarantees
In conjunction with two recent business acquisitions as well as with certain other equity transactions, the Company guaranteed that its stock price would meet or exceed various target prices in the future.  If the guaranteed stock prices are not met, the Company will be required to issue additional shares of common stock or cash or a combination thereof, at the Company’s discretion, to make up the difference.
Warrants
The following represents warrants outstanding:

				September 30,
Description	Exercise Price	Granted	Expiration	2007	March 31, 2007
Class A	$0.50	May 2004	May 2011	5,749,036	5,749,036
Class B-1	$0.001	September 2005	September 2009	8,990,277	8,990,277
Class B-2	$2.25	September 2005	September 2009	4,711,110	4,711,110
May 2007 Private Placement	$1.75	May 2007	May 2014	2,754,726	—

Total Warrants Outstanding				22,205,149	19,450,423

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
No warrants were exercised during the six-month period ended September 30, 2007.
During the six-month period ended September 30, 2006, a total of 610,211 warrants were exercised resulting in the issuance of 554,523 shares of common stock. Of the total warrants exercised, 362,531 were exercised on a cashless basis resulting in the issuance of 306,843 shares of common stock. The Company received $223,840 in cash proceeds from the exercise of warrants.
Note 10 — Contingencies
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
Note 11 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares. The 2006 Plan will terminate and no additional awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted awards. The total number of shares of common stock that may be issued pursuant to awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the 2006 Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive awards under the 2006 Plan. As of September 30, 2007, approximately 3,380,000 shares were available for grant under the 2006 Plan.
Prior to the approval of the 2006 Plan, certain officers, directors and members of management were granted stock options and restricted shares of the Company’s common stock with varying terms.
Stock Options
Prior to the adoption of the 2006 Plan, stock options were granted to certain members of management and the Board of Directors. The terms of these options vary depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years. A significant number of stock options granted prior to the adoption of the 2006 Plan were awarded to two former executives and were contingent on the meeting of certain financial milestones. These options are more fully described below.
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historic volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average expected volatility	64%	20%	64%	20%
Expected dividend yields	0%	0%	0%	0%
Expected terms (in years)	7	7	7	7
Risk-free interest rate	4.67%	5.11%	4.67%	5.11%
Stock option activity for the six-month period ended September 30, 2007 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Outstanding at March 31, 2007	7,431,653	$0.42
Granted	23,275	1.38
Forfeited or expired	(1,000,000)	0.25

Outstanding at September 30, 2007	6,454,928	$0.45	1.4	$3,135,000

Exercisable at September 30, 2007	6,454,928	$0.45	1.4	$3,135,000

The weighted-average grant-date fair value of options granted during the six-month periods ended September 30, 2007 and 2006 was $0.92 and $1.08, respectively.
The Company recognized $738,539 and $19,375 in stock-based compensation expense relating to stock options during the three-month periods ended September 30, 2007 and 2006, respectively, and $766,768 and $26,375 during the six-month periods ended September 30, 2007 and 2006, respectively.
No stock options were exercised during the six-month period ended September 30, 2007. During the six-month period ended September 30, 2006, 35,000 options were exercised.
On May 7, 2004, the former CEO and former COO were granted stock options to purchase a total of 8,000,000 shares of common stock exercisable at $0.25 per share. The options were to vest annually provided certain EBITDA milestones were met through fiscal 2008 and were subject to acceleration upon certain events occurring. On February 28, 2007, the former COO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, 3,000,000 stock options vested upon his departure. The related expense of $1,106,000 was recognized during the three-month period ended March 31, 2007. The stock options expire on the one-year anniversary of his departure. On July 12, 2007, the former CEO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, 2,000,000 stock options vested upon his departure. The Company recognized $707,000 in related expense in July 2007. The stock options expire on March 15, 2008.
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

The following table summarizes the activity for restricted stock awards during the six-month period ended September 30, 2007:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at March 31, 2007	2,732,542	$2.75
Granted	560,795	1.04
Vested	(776,300)	2.76
Forfeited	(1,223,663)	2.90

Unvested at September 30, 2007	1,293,374	$1.86

During the three-month periods ended September 30, 2007 and 2006, the Company recognized $886,997 and $168,788, respectively, of stock-based compensation expense related to restricted stock. During the six-month periods ended September 30, 2007 and 2006, the Company recognized $1,322,749 and $290,486, respectively, of stock-based compensation expense related to restricted stock.
During the six-month period ended September 30, 2007, the total fair value of restricted stock vested was $2,143,913. During the six-month period ended September 30, 2006, the total fair value of restricted stock vested was $211,601.
As of September 30, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $2,116,725, which is expected to be expensed over a weighted-average period of 2.4 years.
Note 12 — Income Taxes
The Company incurred state and local tax expense of $6,914 and $44,650 during the three-month period ended September 30, 2007 and 2006, respectively, and $22,602 and $83,450 during the six-month period ended September 30, 2007 and 2006, respectively.
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
Note 13 — Related Party Transactions
The Company entered into an Amended and Restated Promissory Note dated June 25, 2007 with Jana Master Fund, Ltd. for $17,000,000 (see details in Note 6 – Lines of Credit). Jana Master Fund, Ltd. held greater than 10% of the outstanding shares of Company common stock on September 30, 2007. The Company incurred interest expense relating to this note payable of $558,000 and $1,304,000 during the three-month and six-month periods ended September 30, 2007, respectively.
PrairieStone has a line of credit agreement with a former owner of PrairieStone, which was issued shares of the Company’s common stock as part of the purchase price consideration. At September 30, 2007, the outstanding balance of the line of credit was $2,450,000 (see details in Note 6 – Lines of Credit). The former owner held approximately 3% of the outstanding shares of Company common stock on September 30, 2007. The Company incurred interest expense relating to this line of credit of $63,000 and $126,000 during the three-month and six-month periods ended September 30, 2007, respectively.
On September 10, 2007, the Company entered into a note payable with the Company’s Chief Executive Officer for $433,452 and a separate note payable with an Executive Vice President for $281,236. Both of these individuals were former executive officers and owners of PrairieStone. Pursuant to the PrairieStone purchase agreement, these two individuals sold a predetermined number of shares of the Company’s common stock, which they received as consideration for the sale of their interests in PrairieStone, in order to cover their estimated personal tax liabilities resulting from the sale of PrairieStone to the Company. The proceeds from these common stock sales were less than the estimated tax liabilities. The purchase agreement obligates the Company to reimburse them the difference. The notes payable bear annual interest of 4% and mature on April 10, 2008. Principal and interest payments totaling $90,000 are due on a monthly basis with a final payment of $98,596 due on April 10, 2008. At September 30, 2007, the combined balance of these notes payable is $630,406. The Company incurred interest expense relating to these notes payable of $5,718 during the three-month period ended September 30, 2007.
One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and may be entitled to receive additional shares under the terms of the purchase agreement. Immediately prior to Arcadia’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. PrairieStone will receive a $600,000 management fee for the first year of the agreement. In conjunction with these two agreements, the Company recognized $183,000 and $365,000 in revenue during the three-month and six-month periods ended September 30, 2007, respectively.
The Company’s Chief Executive Officer, an Executive Vice President, Lunds, Inc. and LFHI Rx all received shares of the Company’s common stock upon the acquisition of PrairieStone in February 2007. As discussed in Note 8 — Stockholders’ Equity, the Company has guaranteed the former shareholders of PrairieStone a stock price of at least $2.50 per share at the one-year anniversary date of the acquisition. If the stock price is less than the guaranteed price, then these shareholders will receive either cash, common stock or a combination thereof equal to the difference.
Another member of the Board of Directors of the Company is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement discussed in Note 8 — Stockholders’ Equity. In addition, these entities received 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years.
On September 24, 2007, the Company hired an Executive Vice President of In-Home Health Care and Staffing. This individual beneficially has an ownership interest of an entity contracted to a Company subsidiary and thereby has an interest in the entity’s transactions with the Company’s subsidiary, including the payments of commissions to the entity based on a specified percentage of gross margin. The entity is responsible to pay its selling, general and administrative expenses. For the three-month and six-month periods ended September 30, 2007, the commissions totaled $390,000 and $846,000, respectively. In addition, the Company has an agreement with this entity, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.

Note 14 — Segment Information
The Company reports net revenue from continuing operations and operating income/(loss) from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
During the three-month period ended June 30, 2007, the Company reorganized its operations into four segments: In-Home Health Care Services; Durable Medical Equipment; Retailer and Employer Services; and Clinics. During the three-month period ended September 30, 2007, the Company ceased the Clinics operations. Each segment is managed separately based on its predominant line of business. Prior period segment information has been reclassified in order to conform to the current period presentation.
The In-Home Health Care Services segment (“Services” segment) consists primarily of a national provider of home care and staffing services currently operating in 19 states through its 73 locations. This segment operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
The Durable Medical Equipment segment consists primarily of respiratory and durable medical equipment operations. In addition, this segment includes a home-health oriented mail-order catalog and related website and sells durable medical equipment at retail host sites.
The Retailer and Employer Services segment primarily includes the operations of PrairieStone, which was acquired in February 2007. PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, a patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, pharmacy dispensing and billing software, DailyMed™, a preferred retail pharmacy benefit network, and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.
The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue, net:
Services	$31,164,216	$30,729,256	$62,377,779	$60,633,558
Durable Medical Equipment	4,809,536	4,896,785	9,778,171	10,185,166
Retailer and Employer Services	2,747,578	2,697,844	5,696,231	3,484,196

Total revenue	38,721,330	38,323,885	77,852,181	74,302,920

Operating income/(loss):
Services	$843,156	$1,294,648	$1,911,440	$2,393,728
Durable Medical Equipment	(983,648)	(473,675)	(1,927,214)	(163,870)
Retailer and Employer Services	(521,620)	(150,183)	(907,645)	(305,822)
Unallocated corporate overhead	(2,910,376)	(1,305,198)	(5,366,163)	(2,457,051)

Total operating income/(loss)	(3,572,488)	(634,408)	(6,289,582)	(533,015)

Interest, net	963,239	912,529	2,122,500	1,317,656

Net loss before income tax expense	(4,535,727)	(1,546,937)	(8,412,082)	(1,850,671)
Income tax expense	6,914	44,650	22,602	83,450

Net loss from continuing operations	$(4,542,641)	$(1,591,587)	$(8,434,684)	$(1,934,121)

Depreciation and amortization (continuing operations):
Services	$307,484	$291,441	$640,891	$583,423
Durable Medical Equipment – cost of revenue	610,886	485,211	1,240,123	873,612
Durable Medical Equipment – operating expense	338,303	213,213	695,566	384,491
Retailer and Employer Services	171,207	38,303	298,185	48,233
Corporate	172,512	58,511	314,635	67,021

Total depreciation and amortization	$1,600,392	$1,086,679	$3,189,400	$1,956,780

	September 30, 2007	March 31, 2007

Assets:
Services	$50,397,544	$51,068,493
Durable Medical Equipment	20,176,032	30,377,088
Retailer and Employer Services	33,796,451	33,217,909
Clinics	301,931	—
Unallocated corporate assets	574,119	2,564,283

Total assets	$105,246,077	$117,227,773

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
We caution you that statements contained in this report (including our accompanying consolidated financial statements, notes thereto and documents incorporated herein by reference) include forward-looking statements. The Company claims all safe harbor and other legal protections provided to it by law for all of its forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties and other factors about our Company, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Forward-looking statements are not guaranties of future performance. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.
Actual events and results may differ materially from those expressed, implied or forecasted in forward-looking statements due to a number of important factors, including, but not limited to, the following: (1) Relocating our corporate headquarters to Indianapolis, Indiana may result in temporary instability as personnel, records, and equipment are transitioned to our new location ; (2) We may not be able to attract and retain the key management employees and other skilled workers needed to meet our hiring goals; (3) We may not succeed in executing the plan to increase the Retailer and Employer Services segment revenue; (4) The assumptions used to predict revenue growth within the Retailer and Employer Services segment may not be accurate; (5) Due to our history of operating losses and negative cash flows, we cannot be certain that we will be able to generate sufficient cash flow, including obtaining additional debt or equity financing, to meet our obligations on a timely basis. An inability to raise sufficient capital to fund our operations would have a material adverse effect on our business and would raise substantial doubt about our ability to continue as a going concern; (6) We may be unable to execute and implement our growth strategy; (7) Changes in economic, political and regulatory conditions, including governmental regulations, may force us to alter or abandon certain plans and initiatives; (8) Our management team is relatively new and may not be able to successfully pursue its business plan; (9) The Company may be required to enact restructuring measures in addition to those announced on March 30, 2007 and thereafter; (10)  Other unforeseen events may impact our business. and thereafter; and (11) the risks, uncertainties and other factors described in Part II, Item 1A of this report which are incorporated herein by this reference.
Overview
Arcadia Resources, Inc. (“Arcadia” or the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company’s operations include three segments: In-Home Health Care Services (“Services”); Durable Medical Equipment (“DME”); and Retailer and Employer Services. The In-Home Health Care Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the In-Home Health Care Services segment provides its staffing services through a network of affiliate and company-owned offices throughout the United States. The Durable Medical Equipment segment markets, rents and sells products and equipment across the United States. The DME segment also sells various medical equipment offerings through a catalog out-sourcing and product fulfillment business. The Retailer and Employer Services segment primarily includes the operations of

PrairieStone Pharmacy, LLC (“PrairieStone”). PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Services offered to grocers and employers include staffing, pharmacy management, pharmacy dispensing and billing software, DailyMed™, an exclusive retail pharmacy benefit network and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.
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
Revenue Recognition
In general, the Company recognizes revenue when all revenue recognition criteria are met, which typically is when:
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
Internal Revenue Code Section 382 rules limit the utilization of net operating losses following a change in control of a company. It has been determined that a change in control of Arcadia has taken place. Therefore, Arcadia’s ability to utilize certain net operating losses generated will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the respective net operating losses. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time as they are considered more likely than not to be realized.

Three-Month Period Ended September 30, 2007 Compared to Three-Month Period Ended September 30, 2006
Results of Operations – Continuing Operations

	Three-Month Period
	Ended September 30,
	2007	2006

Revenues, net	$38,721,000	$38,324,000
Cost of revenues	26,473,000	26,282,000

Gross profit	12,248,000	12,042,000

Selling, general and administrative expenses	14,831,000	12,075,000
Depreciation and amortization	989,000	601,000

Total operating expenses	15,820,000	12,676,000

Operating loss	(3,572,000)	(634,000)

Interest expense, net	963,000	913,000

Net loss before income tax expense	(4,535,000)	(1,547,000)
Income tax expense	7,000	45,000

Net loss from continuing operations	$(4,542,000)	$(1,592,000)

Weighted average number of shares — basic and diluted	123,455,814	90,130,314
Net loss from continuing operations per share — basic and diluted	$(0.03)	$(0.01)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended September 30:

		% of Total		% of Total
	2007	Revenue	2006	Revenue
Revenues, net:
In-Home Health Care Services	$31,164,000	80.5%	$30,729,000	80.2%
Durable Medical Equipment	4,809,000	12.4%	4,897,000	12.8%
Retailer and Employer Services	2,748,000	7.1%	2,698,000	7.0%

	38,721,000	100.0%	38,324,000	100.0%

Cost of revenues:
In-Home Health Care Services	23,064,000		22,516,000
Durable Medical Equipment	1,619,000		1,563,000
Retailer and Employer Services	1,790,000		2,203,000

	26,473,000		26,282,000

		Gross		Gross
		Margin %		Margin %
Gross margins:
In-Home Health Care Services	8,100,000	26.0%	8,213,000	26.7%
Durable Medical Equipment	3,190,000	66.3%	3,334,000	68.1%
Retailer and Employer Services	958,000	34.9%	495,000	18.4%

	$12,248,000	31.6%	$12,042,000	31.4%

Net revenue was $38,721,000 for the three-month period ended September 30, 2007 compared to $38,324,000 for the three-month period ended September 30, 2006, an increase of $397,000 or 1.0%. Cost of revenues for the three-month period ended September 30, 2007 was $26,474,000 resulting in a gross profit of $12,248,000 or 31.6% of revenues. Cost of revenues for the three-month period ended September 30, 2006 was $26,282,000 resulting in a gross profit of $12,042,000 or 31.4% of revenues. With the expansion of the DME operations and the pharmacy operations during fiscal 2007, the revenue mix has changed and will continue to change, but the In-Home Health Services segment revenue remains the largest revenue source for the Company and totals approximately 80.5% of total revenue. The cost of revenues in the In-Home Health Care Service is primarily employee costs. The costs of revenue in the DME and pharmacy operations are largely the cost of products and medication sold to patients, as well as, to a lesser extend, the services provided to patients and supplies used in the delivery of other rental products. The DME cost of revenues includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The In-Home Health Care Services (“Services”) segment revenues for the three-month period ended September 30, 2007 was $31,164,000 compared to $30,729,000 for the three-month period ended September 30, 2006, an increase of $435,000 or 1.4%. The increase in Services revenues was due to organic growth, and the growth trend is consistent with prior periods. The Services revenues as a percentage of total Company revenues increased slightly from 80.2% for the three-month period ended September 30, 2006 to 80.5% for the three-month period ended September 30, 2007. The Services gross profit percentage remained fairly consistent for the three-month period ended September 30, 2007 at 26.0% compared to 26.7% for the three-month period ended September 30, 2006.
The DME segment revenues for the three-month period ended September 30, 2007 were $4,809,000 compared to $4,897,000 for the three-month period ended September 30, 2006, a decrease of $88,000 or 1.8%. Within the segment, revenue from the standalone locations represented the largest portion with revenues of $3,896,000 for the three-month period ended September 30, 2007 compared to $4,048,000 for the three-month period ended September 30, 2006, a decrease of $152,000 or 3.8%. The decrease is primarily due to an increase in the provision for contractual adjustments during the three-month period ended September 30, 2007. Due to the complexity of many third-party billing arrangements, contractual adjustments are sometimes made to amounts originally recorded. The increase in the contractual adjustments during the three-month period ended September 30, 2007 reflects the increase in these types of adjustments. Revenues from the Catalog and Retail operations within the DME segment accounted for a total of $913,000 during the three-month period ended September 30, 2007 compared to $849,000 during the three-month period ended September 30, 2006, an increase of $64,000 or 7.5%. Certain retail locations opened prior to the three-month quarter ended September 30, 2006, and the revenue associated with these locations is the primary reason for the increase in Catalog and Retail revenue. The DME gross profit percentage remained fairly consistent at 66.3% for the three-month period ended September 30, 2007 compared to 68.1% for the three-month period ended September 30, 2006.
The Retailer and Employer Services segment revenues for the three-month period ended September 30, 2007 were $2,748,000 compared to $2,698,000 for the three-month period ended September 30, 2006, an increase of $50,000 or 1.9%. This segment primarily includes the pharmacy operations. The increase in Retailer and Employer Services revenues is due to the acquisition of PrairieStone Pharmacy, LLC on February 16, 2007 and, to a lesser extent, of Wellscripts, LLC on June 30, 2006. The Retailer and Employer Services gross margin for the three-month period ended September 30, 2007 was $958,000 and the gross margin percentage was 34.9%. This compares to a gross margin of $495,000 for the three-month period ended September 30, 2006 and the gross margin percentage was 18.4%. The increase in the cost of revenues reflects the addition of Wellscripts and PrairieStone. The increase in the gross margin percentage also reflects the fact that subsequent to the PrairieStone acquisition, the Retailer and Employer Services segment began generating revenue from its licensed service model as well as the more traditional pharmacy-type revenues. The licensed service model generates higher margins.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended September 30:

		% of Total		% of Total
	2007	SG&A	2006	SG&A

In-Home Health Care Services	$6,950,000	46.9%	$6,627,000	54.9%
Durable Medical Equipment:	3,836,000	25.9%	3,594,000	29.8%
Retailer and Employer Services	1,307,000	8.8%	607,000	5.0%
Corporate	2,738,000	18.4%	1,247,000	10.3%

	$14,831,000	100.0%	$12,075,000	100.0%

Selling, general and administrative expenses for the three-month period ended September 30, 2007 were $14,831,000, or 38.3% of revenues, compared to $12,075,000, or 31.5% of revenues, for the three-month period ended September 30, 2006, which represents a $2,756,000 or 22.8% increase in total selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to the following items:
•	Within the Retailer and Employer Services segment, pharmacy expenses incurred subsequent to the PrairieStone Pharmacy, LLC and Wellscripts, LLC acquisitions on February 16, 2007 and June 30, 2006, respectively, contributed $717,000 in selling, general and administrative expenses during the three-month period ended September 30, 2007 compared to no expenses in the same period of the prior year. Personnel costs represent approximately 77.7% of the additional expenses.

•	Corporate selling, general and administrative expenses increased by $1,491,000 during the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. Salaries and benefits increased $1,054,000 compared to the same period in the previous year, primarily due to equity compensation as previously discussed in Note 10 of the condensed consolidated financial statements. Most notably, the Company recognized $707,000 upon the vesting 2,000,000 stock options held by the former CEO. Additionally, professional fees increased by $351,000 due to compliance costs related to Sarbanes-Oxley and other audit related fees.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the three-month periods ended September 30:

	2007	2006

Depreciation – cost of revenues	$611,000	$485,000

Depreciation and amortization of property and equipment	$376,000	$181,000
Amortization of acquired intangible assets	614,000	420,000

Depreciation and amortization – operating expense	$990,000	$601,000

Depreciation expense included in cost of revenues, which represents depreciation related to equipment rented to patients, was approximately $611,000 for the three-month period ended September 30, 2007 compared to $485,000 for the three-month period ended September 30, 2006, an increase of $126,000 or 26.0%. The increase reflects the significant increase in rental equipment in use by the DME segment, which is consistent with the growth in the DME segment. Rental equipment is depreciated over three years.
Total depreciation and amortization expense included in operating expenses was approximately $990,000 for the three-month period ended September 30, 2007 compared to $601,000 for the three-month period ended September 30, 2006, an increase of $389,000 or 64.7%. Depreciation and amortization of property and equipment was approximately $376,000 for the three-month period ended September 30, 2007 compared to $181,000 for the three-month period ended September 30, 2006, an increase of $195,000 or 107.7%. The increase reflects the increase in property and equipment subsequent to various fiscal 2007 acquisitions as well as the investment in equipment and leasehold improvements in conjunction with the clinics initiative that began in fiscal 2007. Also, the Company made a significant investment in software during fiscal 2007, and software is amortized over three years resulting in a significant increase in software amortization expense.
Amortization of acquired intangible assets was approximately $614,000 for the three-month period ended September 30, 2007 compared to $420,000 for the three-month period ended September 30, 2006, an increase of $194,000 or 46.2%. The increase reflects the increase in the various acquired intangible asset values, primarily customer relationships, subsequent to the various fiscal 2007 acquisitions.
Interest Expense and Income
The following summarizes interest expense and income for the three-month periods ended September 30:

	2007	2006

Interest expense	$978,000	$913,000
Interest income	15,000	—

	$963,000	$913,000

Interest expense was $978,000 for the three-month period ended September 30, 2007 compared to $913,000 for the three-month period ended September 30, 2006, an increase of $65,000 or 7.1%. Interest income was $15,000 for the three-month period ended September 30, 2007 compared to $0 for the three-month period ended September 30, 2006. As of September 30, 2007, the total balance of interest bearing liabilities (lines of credit, long-term obligations, and capital leases) was $35,495,000 compared to $40,550,000 at September 30, 2006, a decrease of $5,055,000 or 12.5%. Although the total interest-bearing liability balance has decreased, interest expense has increased due to higher interest rates on current borrowings.
Income Taxes
Income tax expense was $7,000 for the three-month period ended September 30, 2007 compared to $45,000 for the three-month period ended September 30, 2006, a decrease of $38,000 or 84.4%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, as of March 31, 2007, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14,247,000 to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17,227,000 that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Loss from Discontinued Operations
During the three-month period ended September 30, 2007, the Company completed the sale of its retail Sears operations, DME Florida operations and DME Colorado operations and ceased its Care Clinic, Inc. operations. The loss from discontinued operations for the three-month period ended September 30, 2007 was $4,633,000. This loss included the loss from the discontinued operations of $2,473,000 and the net loss on disposal of $2,160,000. The earnings from discontinued operations for the three-month period ended September 30, 2006 was $856,000.

Six-Month Period Ended September 30, 2007 Compared to Six-Month Period Ended September 30, 2006
Results of Operations – Continuing Operations

	Six-Month Period
	Ended September 30,
	2007	2006

Revenues, net	$77,852,000	$74,303,000
Cost of revenues	52,990,000	50,335,000

Gross profit	24,862,000	23,968,000

Selling, general and administrative expenses	29,202,000	23,418,000
Depreciation and amortization	1,949,000	1,083,000

Total operating expenses	31,151,000	24,501,000

Operating loss	(6,289,000)	(533,000)
Interest expense, net	2,123,000	1,318,000

Net loss before income tax expense	(8,412,000)	(1,851,000)

Income tax expense	23,000	83,000

Net loss from continuing operations	$(8,435,000)	$(1,934,000)

Weighted average number of shares — basic and diluted	119,249,723	88,238,312
Net loss from continuing operations per share — basic and diluted	$(0.07)	$(0.01)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the six-month periods ended September 30:

		% of Total		% of Total
	2007	Revenue	2006	Revenue
Revenues, net:
In-Home Health Care Services	$62,378,000	80.1%	$60,634,000	81.6%
Durable Medical Equipment	9,778,000	12.6%	10,185,000	13.7%
Retailer and Employer Services	5,696,000	7.3%	3,484,000	4.7%

	77,852,000	100.0%	74,303,000	100.0%

Cost of revenues:
In-Home Health Care Services	45,857,000		44,454,000
Durable Medical Equipment	3,213,000		2,980,000
Retailer and Employer Services	3,920,000		2,901,000

	52,990,000		50,335,000

		Gross		Gross
		Margin %		Margin %
Gross margins:
In-Home Health Care Services	16,521,000	26.5%	16,180,000	26.7%
Durable Medical Equipment	6,565,000	67.1%	7,205,000	70.7%
Retailer and Employer Services	1,776,000	31.2%	583,000	16.7%

	$24,862,000	31.9%	$23,968,000	32.3%

Net revenue was $77,852,000 for the six-month period ended September 30, 2007 compared to $74,303,000 for the six-month period ended September 30, 2006, an increase of $3,549,000 or 4.8%. Cost of revenues for the six-month period ended September 30, 2007 was $52,990,000 resulting in a gross profit of $24,862,000 or 31.9% of revenues. Cost of revenues for the six-month period ended September 30, 2006 was $50,335,000 resulting in a gross profit of $23,968,000 or 32.3% of revenues. With the expansion of the DME operations and the pharmacy operations during fiscal 2007, the revenue mix has changed and will continue to change, but the In-Home Health Care Services segment revenue remains the largest revenue source for the Company and totals 80.1% of total revenue. The cost of revenues in the In-Home Health Care Service is primarily employee costs. The costs of revenue in the DME and pharmacy operations are largely the cost of products and medication sold to patients, as well as, to a lesser extend, the services provided to patients and supplies used in the delivery of other rental products. The DME cost of revenues includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The Services segment revenues for the six-month period ended September 30, 2007 was $62,378,000 compared to $60,634,000 for the six-month period ended September 30, 2006, an increase of $1,744,000 or 2.9%. The increase in Services revenues was due to organic growth, and the growth trend is consistent with prior periods. The Services revenues as a percentage of total Company revenues decreased from 81.6% for the six-month period ended September 30, 2006 to 80.1% for the six-month period ended September 30, 2007. This decrease reflects the Company’s emphasis on growing various other segments, which have, or are anticipated to have, higher profit margins. The Services gross profit percentage remained consistent for the six-month period ended September 30, 2007 at 26.5% compared to 26.7% for the six-month period ended September 30, 2006.
The DME segment revenues for the six-month period ended September 30, 2007 were $9,778,000 compared to $10,185,000 for the six-month period ended September 30, 2006, a decrease of $407,000 or 4.0%. Within the segment, revenue from the standalone locations represented the largest portion with revenues of $8,191,000 for the six-month period ended September 30, 2007 compared to $8,497,000 for the six-month period ended September 30, 2006, a decrease of $306,000 or 3.6%. The decrease is primarily due to an increase in the provision for contractual adjustments during the six-month period ended September 30, 2007. Due to the complexity of many third-party billing arrangements, contractual adjustments are sometimes made to amounts originally recorded. The increase in the contractual adjustments during the six-month period ended September 30, 2007 reflects the increase in these types of adjustments. Revenues from the Catalog and Retail operations within the DME segment accounted for a total of $1,587,000 during the six-month period ended September 30, 2007 compared to $1,688,000 during the six-month period ended September 30, 2006, a decrease of $101,000 or 6.0%. This decrease was primarily due to decrease in spending on lead generation in the Catalog business, which resulted in a decrease in sales. The DME gross profit percentage remained fairly consistent at approximately 67.1% for the six-month period ended September 30, 2007 compared to 70.7% for the six-month period ended September 30, 2006.
The Retailer and Employer Services segment revenues for the six-month period ended September 30, 2007 were $5,696,000 compared to $3,484,000 for the six-month period ended September 30, 2006, an increase of $2,212,000 or 63.5%. This segment primarily includes the pharmacy operations. The increase in Pharmacy revenues is due to the acquisitions of Wellscripts, LLC on June 30, 2006 and PrairieStone Pharmacy, LLC on February 16, 2007. The Retailer and Employer Services segment gross margin for the six-month period ended September 30, 2007 was $1,776,000 and the gross margin percentage was 31.2%. This compares to a gross margin of $583,000 for the six-month period ended September 30, 2006 and the gross margin percentage was 16.7%. The increase in the cost of revenues reflects the addition of Wellscripts and PrairieStone. The increase in the gross margin percentage also reflects the fact that subsequent to the PrairieStone acquisition, the pharmacy division began generating revenue from its licensed service model as well as the more traditional pharmacy-type revenues. The licensed service model generates higher margins.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the six-month periods ended September 30:

		% of Total		% of Total
	2007	SG&A	2006	SG&A

In-Home Health Care Services	$13,968,000	47.8%	$13,202,000	56.4%
Durable Medical Equipment	7,795,000	26.7%	6,986,000	29.8%
Retailer and Employer Services	2,386,000	8.2%	840,000	3.6%
Corporate	5,053,000	17.3%	2,390,000	10.2%

	$29,202,000	100.0%	$23,418,000	100.0%

Selling, general and administrative expenses for the six-month period ended September 30, 2007 were $29,202,000, or 37.5% of revenues, compared to $23,418,000, or 31.5% of revenues, for the six-month period ended September 30, 2006, which represents a $5,784,000 or 24.7% increase in total selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to the following items:
•	Within the Retailer and Employer Services segment, pharmacy expenses incurred subsequent to the PrairieStone Pharmacy, LLC and Wellscripts, LLC acquisitions on February 16, 2007 and June 30, 2006, respectively, contributed $1,085,000 in selling, general and administrative expenses during the six-month period ended September 30, 2007 compared to no expenses in the same period of the prior year. Personnel costs represent approximately 74.4% of the additional expenses.

•	Corporate selling, general and administrative expenses increased by $2,664,000 during the six-month period ended September 30, 2007 compared to the six-month period ended September 30, 2006. Salaries and benefits increased $1,208,000 compared to the same period in the previous year, primarily due to equity compensation as previously discussed in Note 10 of the condensed consolidated financial statements. Most notably, the Company recognized $707,000 upon the vesting 2,000,000 stock options held by the former CEO. Additionally, professional fees increased by $1,229,000 due to compliance costs related to Sarbanes-Oxley and other audit related fees.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the six-month periods ended September 30:

	2007	2006

Depreciation – cost of revenues	$1,240,000	$873,000

Depreciation and amortization of property and equipment	$762,000	$320,000
Amortization of acquired intangible assets	1,187,000	763,000

Depreciation and amortization – operating expense	$1,949,000	$1,083,000

Depreciation expense included in cost of revenues, which represents depreciation related to equipment rented to patients, was approximately $1,240,000 for the six-month period ended September 30, 2007 compared to $873,000 for the six-month period ended September 30, 2006, an increase of $367,000 or 42.0%. The increase reflects the significant increase in rental equipment in use by the DME segment, which is consistent with the growth in the DME segment. Rental equipment is depreciated over three years.

Total depreciation and amortization expense included in operating expenses was approximately $1,949,000 for the six-month period ended September 30, 2007 compared to $1,083,000 for the six-month period ended September 30, 2006, an increase of $866,000 or 80.0%. Depreciation and amortization of property and equipment was approximately $762,000 for the six-month period ended September 30, 2007 compared to $320,000 for the six-month period ended September 30, 2006, an increase of $442,000 or 138.1%. The increase reflects the increase in property and equipment subsequent to various fiscal 2007 acquisitions as well as the investment in equipment and leasehold improvements in conjunction with the clinics initiative that began in fiscal 2007. Also, the Company made a significant investment in software during fiscal 2007, and software is amortized over three years resulting in a significant increase in software amortization expense.
Amortization of acquired intangible assets was approximately $1,187,000 for the six-month period ended September 30, 2007 compared to $763,000 for the six-month period ended September 30, 2006, an increase of $424,000 or 55.6%. The increase reflects the increase in the various acquired intangible asset values, primarily customer relationships, subsequent to the various fiscal 2007 acquisitions.
Interest Expense and Income
The following summarizes interest expense and income for the six-month periods ended September 30:

	2007	2006

Interest expense	$2,181,000	$1,318,000
Interest income	(58,000)	—

	$2,123,000	$1,318,000

Interest expense was $2,181,000 for the six-month period ended September 30, 2007 compared to $1,318,000 for the six-month period ended September 30, 2006, an increase of $863,000 or 65.5%. Interest income was $58,000 for the six-month period ended September 30, 2007 compared to $0 for the six-month period ended September 30, 2006. As of September 30, 2007, the total balance of interest bearing liabilities (lines of credit, long-term obligations, and capital leases) was $35,495,000 compared to $40,550,000 at September 30, 2006, a decrease of $5,055,000 or 12.5%. The Company reduced its interest bearing liabilities by more than $10,000,000 during the six-month period ended September 30, 2007. Although the total interest-bearing liability balance has decreased, interest expense has increased due to higher interest rates on current borrowings, and the timing of borrowings and payments. The six-month period ended September 30, 206 includes the Jana Master Fund, Ltd. borrowing for only three months as the debt agreement was entered into on June 29, 2006.
Income Taxes
Income tax expense was $23,000 for the six-month period ended September 30, 2007 compared to $83,000 for the six-month period ended September 30, 2006, a decrease of $60,000 or 72.3%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, as of March 31, 2007, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14,247,000 to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17,227,000 that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Loss from Discontinued Operations
During the six-month period ended September 30, 2007, the Company completed the sale of its retail Sears operations, DME Florida operations and DME Colorado operations and ceased its Care Clinic, Inc. operations. The loss from discontinued operations for the six-month period ended September 30, 2007 was $8,168,000. This loss included the loss from the discontinued operations of $6,008,000 and the net loss on disposal of $2,160,000. The earnings from discontinued operations for the six-month period ended September 30, 2006 was $1,041,000.

Liquidity and Capital Resources
Our independent auditor’s report on the consolidated financial statements and schedule for the year ended March 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the six-month period ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively, and for the six-month period ended September 30, 2007, the Company incurred an additional net loss of $16.6 million. During the six-month period ended September 30, 2007, the Company used approximately $8.0 million of cash in operations and had approximately $1.7 million in cash and cash equivalents at September 30, 2007. Additionally, the Company’s debt agreements include provisions that allow certain of its lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate significant improvement in the cash generated from operations but anticipate the need for additional capital during fiscal 2008.
Management has prepared projections for fiscal 2008 that anticipate an increase in revenue and reductions in monthly operating expenses. After a period of growth through acquisition, management intends to focus its efforts on improving operating efficiencies and reducing selling, general and administrative expenses while growing the developing businesses. The Company recently hired in-house counsel and expects a significant decrease in legal fees beginning in the third fiscal quarter. The first step in this process includes certain restructuring initiatives, which the Board of Directors approved and the Company announced in March 2007. Management anticipates significant improvements in cash flows from operations during fiscal 2008 compared to fiscal 2007. Management anticipates strong growth in revenues from the Retailer and Employer Services segment as well as continued steady growth in the In-Home Health Services segment. Management believes the significant cost reductions can be realized with certain administrative expenses, including accounting/consulting fees, legal costs, and facility costs. Management is committed to reducing costs to appropriate levels if the projected revenue increases do not materialize.
In May 2007, the Company raised $13 million through the sale of common stock. Approximately $5.5 million of the proceeds were used to pay down outstanding debt. In June 2007, the Company restructured a significant portion of its outstanding debt, which included the extension of the maturity date to June 30, 2008.
The Company sold its durable medical equipment operations in Florida and Colorado for total cash proceeds of $7.7 million in September 2007, which were considered non-strategic assets based on managements analysis. Additionally, the Company closed Care Clinics and certain Retail Operations due to unfavorable performance of these lines of business. These locations did not complement our existing and future strategic direction.

Medicare requires supplier numbers to obtain reimbursement for certain durable medical and respiratory equipment. The Company resolved certain licensure issues related to various durable medical accounts receivables during the quarter and has now been authorized to collect on these receivables. It is the Company’s opinion that the resolution of these issues will improve our liquidity and financial position in the short-term.
Also in September 2007, the Company entered into a new revolving credit agreement with a potential borrowing capacity of $5 million. Management believes that these events have substantially improved the Company’s cash position since March 31, 2007. Management continues to explore various other alternatives for raising additional capital, if considered necessary, including further divestitures of non-strategic businesses and seeking new debt or equity financing.
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
At September 30, 2007, the Company maintained $1,748,000 in cash and cash equivalents. Working capital, which represents current assets less current liabilities, was $5,904,000.
The following summarizes the Company’s cash flows for the six-month periods ended September 30:

	2007	2006
Net cash used in operating activities	$(8,011,000)	$(4,548,000)
Net cash provided by (used in) investing activities	4,289,000	(8,694,000)
Net cash provided by financing activities	2,476,000	14,311,000
Net (decrease) increase in cash and cash equivalents	(1,246,000)	1,069,000
Cash and cash equivalents at the end of the period	$1,748,000	$1,600,000
Net cash used in operating activities was $8,011,000 and $4,548,000 for the six-month periods ended September 30, 2007 and 2006, respectively. The increase in the cash used during the six-month period ended September 30, 2007 was primarily due the significant increase in the cash expenditures. Specifically, the Company continued to incur costs associated with the investment in the clinics initiative through August 2007 as well as an increase in professional and legal fees. Further, the costs associated with recent acquisitions contributed to the increase in cash expenditures in the day-to-day operations. The increase in the cash used in operations was also due to a slowdown in cash collections primarily due to difficulties collecting receivables relating to recent acquisitions for various reasons, including licensure issues.
Net cash provided by investing activities was $4,289,000 for the six-month period ended September 30, 2007 compared to net cash used in investing activities of $8,694,000 for the six-month period ended September 30, 2006. Cash provided by investing activities included $5,751,000 received upon the sale of the Florida and Colorado DME operations. Cash used in investing activities included $384,000 used in the purchase of JASCORP, LLC and an additional $1,079,000 used to purchase equipment. During the six-month period ended September 30, 2006, the Company used $7,065,000 for business acquisitions and $1,629,000 for equipment.
Net cash provided by financing activity was $2,476,000 and $14,311,000 for the six-month periods ended September 30, 2007 and 2006, respectively. The Company has financed its expansion and acquisitions through a combination of debt and equity financing. Additionally, the Company paid down approximately$10.0 million of debt during the 6 month period ending September 30, 2007.

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
In June 2007, the Company and Jana Master Fund, Ltd. entered into an Amended and Restated Promissory Note relating to the $17,000,000 note dated November 30, 2006. The amended note extends the maturity date to June 30, 2008. Effective July 1, 2007, the interest rate shall be equal to the one-year LIBOR rate plus 8%. If the outstanding balance of the note is reduced to less than $8,500,000, the interest rate will be reduced to the one-year LIBOR rate plus 4%. 50% of the accrued unpaid interest shall be due and payable on the following dates: September 30, 2007, December 31, 2007 and March 31, 2008. All remaining unpaid accrued interest shall be due and payable on the maturity date of June 30, 2008. If the Company prepays any portion of the principal amount before December 30, 2007, a prepayment fee equal to the one-year LIBOR rate plus 1.5% will be due. If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding debt. Specifically, the Company must remit to Jana 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
During the six-month period ended September 30, 2006, the Company entered into the original $15,000,000 debt agreement with Jana.
On September 26, 2007, the Company, through its wholly-owned subsidiary Arcadia Products, Inc., entered into a line of credit with Presidential Healthcare Credit Corporation. The credit agreement provides the Company with a revolving credit facility of up to $5 million. The credit agreement provides that the Company may request advances up to 85% of the eligible receivables minus any amounts reserved pursuant to the agreement, if applicable. The maturity date is September 26, 2010. The line of credit agreement requires the Company to maintain a lockbox account. Advances under the credit facility bear interest at the prime rate plus 1.75% per annum. The line of credit agreement is secured by the Company’s accounts receivable and is guaranteed by Arcadia Resources, Inc.
Net accounts receivable were $31,852,000 at September 30, 2007 compared to $33,427,000 at March 31, 2007. The Services and DME segments account for 68% and 7%, respectively, of total accounts receivable at September 30, 2007 compared to 69% and 26% at March 31, 2007. As of September 30, 2007, the Company’s net accounts receivable represented 70 days sales outstanding compared to 81 days as of March 31, 2007. The days sales outstanding for the Services segment were 63 days at September 30, 2007 compared to 79 days at March 31, 2007. The days sales outstanding for the DME segment were 90 days at September 30, 2007 compared to 131 days at March 31, 2007. The Company calculates its days sales outstanding as accounts receivable, net of the related allowance for doubtful accounts, divided by the annualized net revenues.

The integration of acquisitions in the DME segment during the last two fiscal years has affected the related collection process due to the required re-working of licensure, specifically, the provider number changeover with payers after a change in ownership. This licensure process can take up to a full year depending on the laws and licensure requirements in the state of operations and the various payers involved. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the six-month period ended September 30, 2007 was as follows:

Government-funded	27%
Institutions	41%
Commercial Insurance	11%
Private Pay	21%
As of September 30, 2007, the Company had total outstanding borrowings under its line of credit agreements of $18,078,000. The Company had approximately $1,223,000 available on its line of credit with Comerica Bank, which borrowings are contingent on the results of supporting borrowing base calculations. In addition, the Company’s line of credit with AmerisourceBergen Drug Corporation increased from $2,500,000 to $4,000,000 in September 2007. Borrowings are subject to PrairieStone satisfying certain borrowing base requirements and beginning in June 2007, PrairieStone achieving certain EBITDA targets. To date, the PrairieStone has not satisfied the borrowing base requirement nor achieved the EBITDA targets necessary to draw dawn the additional amounts. As of September 30, 2007, the Company was in compliance with all financial covenants relating to its line of credit agreement with Comerica Bank.
As of September 30, 2007, the Company had total long-term obligations of $35,495,000, of which $15,646,000 is payable to Jana and $13,980,000 is payable to Comerica Bank under a line of credit agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The majority of our cash balances are held primarily in highly liquid commercial bank accounts. The Company utilizes lines of credit to fund operational cash needs. The risk associated with fluctuating interest rates is limited to our investment portfolio and our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows. All our revenues since inception have been in the U.S. and in U.S. Dollars; therefore, we have not yet adopted a strategy for the future currency rate exposure as it is not anticipated that foreign revenues are likely to occur in the near future.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. As of September 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007, because of the identification of the material weaknesses in internal control over financial reporting as of March 31, 2007 described below, the remediation of which was not completed as of September 30, 2007. Notwithstanding such material weaknesses, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
We have developed a remediation plan that we believe will resolve the material weaknesses. We are in the process of implementing this plan and believe the full implementation will make the design and operation of our internal controls over financial reporting effective.
Changes in Internal Controls. Other than the remediation plan that is discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
Item 1A. Risk Factors.
In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended March 31, 2007 and elsewhere in this Quarterly Report including Part I, Item 2, you should carefully consider the following factors, which could have a material adverse effect on our results of operations, financial condition, cash flows, business or the market for our common shares and could cause actual results and actual events that occur to differ materially from those contemplated by the forward-looking statements contained in this report. As previously stated elsewhere in this report, we caution you that statements contained in this report include forward-looking statements. The Company claims all safe harbor and other legal protections provided to it by law for all of its forward-looking statements. The Cautionary Statement Concerning Forward-Looking Statements, contained in Part I, Item 2, is incorporated herein by this reference.
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
We acquired Arcadia Services and Arcadia Rx on May 10, 2004 and have acquired approximately 30 additional companies since that time. We incurred substantial debt to finance these acquisitions. This debt has been reduced periodically through capital infusions. As of September 30, 2007, the current portion of our debt, including lines of credit and capital lease obligations, totals approximately $18.5 million, while the long-term portion of our debt totals approximately $16.9 million, for a total of approximately $35.4 million. This level of debt could have consequences to holders of our common stock. Below are some of the material potential consequences resulting from this amount of debt:
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

Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify. In order to repay our debt obligations timely, we must maintain adequate cash flow from operations or raise additional capital from equity investment or other sources. Cash, which we must use to repay these obligations, will reduce cash available for other purposes, such as payment of operating expenses, investment in new products and services offered by the Company, self-financing of acquisitions to grow the Company’s business, or distribution to our shareholders as a return on investment.
Due to our debt level, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital or acquisitions.
As of September 30, 2007, we have total outstanding long-term obligations (lines of credit, notes payable and capital lease obligations) of $35.4 million. Due to our debt level, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital or other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
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
The Company may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our growth strategy, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. The Company also plans to continue to expand product and service offerings. Cash flow from operations is not expected to entirely fund these efforts, and the scope of these plans may be determined by the Company’s ability to generate cash flow or to secure additional new funding. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.
The Company has completed approximately 30 acquisitions since the reverse merger in May 2004. The licensure and credentialing process under the new ownership must be satisfied timely in order to bill and collect for services rendered to beneficiaries of government-based health care programs and other insurance carriers. Cash flow related to these transitions can be impaired sufficient to require additional external financing in the form of debt or equity.
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
Although we raised $13.1 million in equity financing in May 2007, these funds, in combination with funds generated from operations and the divestiture of certain business operations, may not be adequate to satisfy short-term cash needs. To the extent that we are unsuccessfully in raising funds from the equity markets or through the possible additional divestitures of certain businesses, we will need to seek debt financing. In this event, we may need to modify or abandon our growth strategy or may need to eliminate certain product or service offerings, because debt financing is generally at a higher cost than financing through equity investment. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
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
We believe the staffing industry, including both medical and non-medical staffing, is a large and growing market. The growth in medical staffing is being driven by the shrinkage in the number of healthcare professionals at the same time as the demand for their services is increasing. Healthcare providers are increasingly using temporary staffing to manage fluctuations in demand for their services. Growth in non-medical staffing is driven by companies seeking to control personnel costs by increasingly using temporary employees to meet fluctuating personnel needs. Our business strategy within our Services segment is premised on the continued and consistent growth of the staffing and home care industries. A decline in the rate of growth of the staffing and home care industries, or negative growth, could adversely affect us by reducing sales, resulting in lower cash collections. Even if we were to pursue cost reductions in this event, there is a risk that less cash would be available to us to pay operating expenses, in which case we may have to contract our existing businesses by abandoning selected product or service offerings or geographic markets served, as well as to modify or abandon our present business strategy. We could have less cash available to pay our short and long-term debt obligations as they become due, in which event we could default on our obligations. Even if none of these events occurred following a negative change in the growth of the staffing and home care industries, the market for our shares of common stock could react negatively to a decline in growth or negative growth of these industries, potentially resulting in the diminished value of our Company’s common stock.

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
In addition to the potential negative impact on our revenue due to future cost containment efforts, if Medicare reimbursement rates for certain durable medical equipment are reduced for the calendar year 2008 or 2009, the Company will be obligated to repay a portion of the proceeds received from its sale of the Florida and Colorado durable medical equipment operations in September 2007. The potential purchase price adjustment depends on in what calendar year the legislation is enacted and the number of months that the new legislation would provide for reimbursement. The maximum amount will be $1,000,000 if the number of months is reduced to 18 months or lower during 2008.
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
The market price of our common stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since the reverse merger on May 10, 2004, the closing price of our common stock, as quoted by the OTC Bulletin Board and the American Stock Exchange (AMEX) beginning July 3, 2006, has fluctuated from a low of $0.60 to a high of $3.49. From October 1, 2006 through November 7, 2007, our common stock has fluctuated from a low of $0.64 to a high of $3.38. Slow demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
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
Approximately 22.2 million warrants to purchase 22.2 million shares of our common stock are issued and outstanding as of September 30, 2007. The market price of our common stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the common stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants, including Classes A, B-1 and B-2 Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.

We have granted stock options to certain management employees and directors as compensation, which may depress our stock price and result in dilution to our common security holders.
As of September 30, 2007, options to purchase approximately 6.5 million shares of our common stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved). The market price of our common stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the common stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
As of November 7, 2007, the former Chief Operating Officer has 3,000,000 options at an exercise price of $0.25 per share, which expire on February 28, 2008. In addition, the former Chief Executive Officer has 2,000,000 options at an exercise price of $0.25 per share, which expire on March 15, 2008. The exercising of these options and the subsequent sale of the common stock in the open market could depress the prevailing market price for our common stock.
The Company has entered into several agreements whereby it has guaranteed the stock price at certain times in the future. If the future stock price is below the guaranteed stock price, the Company is obligated to “true up” the difference in either common stock or cash. The issuance of common stock would result in dilution to our common stock holders, and the settlement of the liability with cash would decrease cash available for other purpose, such as funding operations, paying down debt or investing in growth initiatives.
Pursuant to the purchase agreements relating to the PrairieStone Pharmacy, LLC and JASCORP, LLC acquisitions entered into in February 2007 and July 2007, respectively, the Company guaranteed the stock price at the one-year anniversary dates of the acquisitions. If our future stock price at these future dates is below the guaranteed price, then the Company is obligated to “true up” the difference in either common stock or cash or a combination thereof, at the Company’s sole discretion.
In addition, in order to induce certain individuals to accept common stock in lieu of cash relating to several transactions, the Company guaranteed that these individuals would receive a certain price per share of common stock if and when they sell their shares through certain dates, the last of which is December 15, 2008. If these individuals do not receive the guaranteed price and if certain other defined conditions are satisfied, then the Company is obligated to “true up” the difference in either common stock or cash or a combination thereof, at the Company’s sole discretion.
The amount of the Company’s aggregate “true up” obligation is dependent on the closing price of the Company’s common stock on the various future dates specified in the referenced agreements. Based on the lowest and highest closing prices of the Company’s common stock in the fiscal quarter ended September 30, 2007, $0.64 and $1.17 per share, respectively, the Company’s total aggregate obligation would range from $3,772,484 (5,894,506 shares at $0.64 per share) to $2,747,840 (2,348,581 shares at $1.17 per share).
The issuance of common stock in the future to settle these “true up” liabilities would result in dilution to our common stock holders. The payment of the “true up” liabilities with cash would use cash that could otherwise be used to fund operations, to pay down debt or to invest in growth initiatives.

We are dependent on our affiliated agencies and our internal sales force to sell our services and products, the loss of which could adversely affect our business.
We rely heavily upon our affiliated agencies to sell our staffing and home care services and on our internal sales force to sell our durable medical equipment and pharmacy products. Arcadia Services’ affiliated agencies are owner-operated businesses. The office locations maintained by our affiliated agencies are listed on the Company’s website. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which state performance requirements of the affiliated agencies. Our affiliated agencies and internal sales force operate in particular defined geographic regions. Our employees provide the services to our customers and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents, which could cause our operating costs to increase and our sales to fall in the interim.
Our recurring losses from operations have caused us to receive a going concern opinion from our independent auditors, which could negatively affect our business and results of operation.
After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2007, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to recurring losses from operations, which could adversely impact our ability to raise additional capital. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company has raised additional cash through equity and debt financing and the sale of certain non-strategic businesses during the first six months of fiscal 2008, but management anticipates that the Company may require additional financing to fund operating activities during the remainder of the year. The Company’s new management team is exploring various alternatives for raising additional capital, including potential divestitures of additional non-strategic businesses, seeking new debt or equity financing, and pursuing joint venture arrangements. To the extent that these alternatives are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its current business strategy. Additionally, the Company must continue to satisfy the listing standards of the American Stock Exchange. Although the Company has received no notification of any adverse action, the American Stock Exchange, as a matter of policy, will consider the suspension or delisting of any security when, in the opinion of the Exchange the financial condition and/or operating results of the issuer appear to be unsatisfactory.
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
Management anticipates that we may require additional financing to fund operating activities during the remainder of fiscal 2008 as described under the section entitled “Liquidity and Capital Resources.” The Company’s new management team has developed a business plan that addresses operations, the expectation of positive cash flow and alternatives for raising additional capital, including potential divestitures of non-strategic businesses, restructuring existing short-term indebtedness and/or seeking new debt or equity financing, and pursuing joint venture arrangements. To the extent that restructuring existing short-term indebtedness, seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows, and we cannot guarantee that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise substantial doubt about our ability to continue as a going concern, which would have a material adverse effect on our businesses and prospects.
Our financial results could suffer as a result of a goodwill and/or intangible asset impairment expense being recognized.
As of March 31, 2007, a goodwill impairment expense of $17,197,000 was recognized in the Durable Medical Equipment segment and an additional customer relationships impairment expense of $1,457,000 was recognized in the Durable Medical Equipment segment, for total impairment expense in the Durable Medical Equipment segment of $18,654,000. Depending on the Company’s financial performance, the carrying values of goodwill and other intangible assets could continue to be negatively impacted. We will perform impairment tests periodically, and at least annually, in the future. Whenever we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would, therefore, require adjustment. Such adjustment would result in a non-cash charge to our operating income in that period, which could harm our financial results.
Our financial results could suffer if the goodwill and other intangible assets we acquired in our acquisition of PrairieStone Pharmacy, LLC become impaired, or as a result of costs associated with the acquisition.
Primarily as a result of our acquisition of PrairieStone Pharmacy, LLC in February 2007, approximately 56% of our total assets are goodwill and other intangibles as of September 30, 2007, of which approximately $33.9 million is goodwill and $25.7 million is other intangibles. In accordance with the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. Management is contemplating cost reduction initiatives that may result in the closure or sale of certain non-strategic businesses. Depending upon the outcome of such initiatives, the carrying values of goodwill and other intangible assets could be negatively impacted. When we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed its implied fair value and would, therefore, require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results. In addition, we believe that we may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters after the acquisition was completed, to reflect costs associated with integrating PrairieStone. It is possible that we will incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future.
We have a history of operating losses and negative cash flow. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and could adversely affect our ability to meet the financial covenants contained in our credit agreement with our financial institution. Further, if we continue to incur operating losses and negative cash flow we may have to implement significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. Our acquisitions may not create the benefits and results we expect, adversely affecting our strategy to achieve profitability. To achieve profitability, we will also need to, among other things, effectively integrate our acquisitions, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
We may not be able to meet the financial covenants contained in our credit facility, and we may not be able to obtain a waiver for such violations.
Under our existing credit facility, we are required to adhere to certain financial covenants. As of March 31, 2007, the Company was not in compliance with certain covenants and received a waiver from the lender. As of September 30, 2007, the Company was in compliance with these financial covenants. If there are future covenant violations and we do not receive a waiver for such future covenant violations, then our lender could declare a default under the credit facility and, among other actions, increase our borrowing costs and demand the immediate repayment of the credit facility. If such demand is made and we are unable to refinance the credit facility or obtain an alternative source of financing, such demand for repayment would have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
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
In September 2007, we sold our Florida and Colorado durable medical equipment businesses. We will continue to evaluate the potential disposition of additional assets and businesses that are not profitable or are no longer consistent with our strategic objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. There is also a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Conversely, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and, therefore, may have potentially sacrificed enterprise value.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
See Item 5. below.
Item 4. Submission of Matters to a Vote of Security Holders.
The voting results with respect to the election of directors at the annual meeting of shareholders, held on September 7, 2007, required to be disclosed by this Item were previously disclosed in the Company’s Current Report on Form 8-K filed on September 10, 2007 and such information is incorporated herein by reference.
Item 5. Other Information.
On November 7, 2007, the Company’s Board of Directors amended Article VII of the Company’s Amended and Restated Bylaws to explicitly authorize the Company to evidence shares of its stock by registration in uncertificated form, to facilitate the Company’s eligibility for a direct registration system. The American Stock Exchange requires all listed companies to be eligible, beginning January 1, 2008, for a direct registration system operated by a securities depository. The Bylaws of the Company, as restated to incorporate the amendment made on November 7, 2007, is attached as an Exhibit 3.2 and incorporated by this reference.
On November 7, 2007, the Company agreed to issue to 15,000 shares of its common stock, valued at $21,000, to an independent contractor in satisfaction of certain contractual criteria being met. The issuance of Company shares of common stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as not involving a public offering. The transaction was made without general solicitation or advertising and was not underwritten. Each security certificate will bear a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred, or assigned in the absence of an effective registration statement or an opinion of the Company’s counsel that registration is not required under the Securities Act of 1933.

On November 7, 2007, the Company Board of Directors amended and restated the Code of Ethics and Conduct which applies to all employees, officers and directors of the Company. The amendments incorporate the text of the Company’s existing policies on the trading of the Company’s securities by employees, officers and directors, and clarify the language describing the requirements of the Company’s existing policies with respect to the disclosure, use and non-disclosure of Company confidential information and authority to speak publicly for the Company.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 9, 2007	By:	/s/ Marvin R. Richardson Marvin R. Richardson
Chief Executive Officer
(Principal Executive Officer) and Director

November 9, 2007	By:	/s/ Lynn K. Fetterman

Lynn K. Fetterman
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. Arcadia Resource’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description
3.2	Amended and Restated Bylaws of Arcadia Resources, Inc. (November 7, 2007).

10.1	Employment Agreement between Arcadia Resources, Inc. and Steven L. Zeller dated September 24, 2007

10.2	Employment Agreement between Arcadia Resources, Inc. and Michelle M. Molin dated October 22, 2007

10.3	Escrow Release Agreement relating to the sale of the Florida Durable Medical Equipment Division of Arcadia Resources, Inc. dated July 19, 2007.

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §206 of the Sarbanes — Oxley Act of 2002.

99.1	Current Report on Form 8-K filed previously filed with the Securities and Exchange Commission on September 10, 2007 (file no. 0001071941)