Form 10-Q
period 2007-12-31
ARCADIA RESOURCES, INC
filed 2008-02-11
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                     to
Commission file number 001-32935
ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(I.R.S. Employer Identification
(State or other jurisdiction of Incorporation)	Number)

9229 DELEGATES ROW, SUITE 260
INDIANAPOLIS, INDIANA	46240
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐      No   ☑
     As of February 8, 2008, 127,118,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

i

PART I. – FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXPCEPT PER SHARE AMOUNTS)

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,541	$2,994
Accounts receivable, net of allowance of $7,506 and $8,310 respectively	26,139	33,427
Inventories, net	1,420	2,733
Prepaid expenses and other current assets	5,231	2,768

Total current assets	34,331	41,922
Property and equipment, net	6,682	12,607
Goodwill	34,314	33,336
Acquired intangible assets, net	24,842	28,983
Other assets	102	380

Total assets	$100,271	$117,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$—	$2,613
Accounts payable	4,703	6,861
Accrued expenses:
Compensation and related taxes	4,216	4,463
Commissions	413	359
Accrued interest	914	819
Other	728	1,049
Payable to affiliated agencies, current portion	1,751	1,549
Long-term obligations, current portion	992	21,320
Capital lease obligations, current portion	60	1,020
Deferred revenue	151	659

Total current liabilities	13,928	40,712
Other liabilities	457	457
Lines of credit, less current portion	17,455	20,343
Payable to affiliated agencies, less current portion	—	38
Long-term obligations, less current portion	15,914	897
Capital lease obligations, less current portion	147	697

Total liabilities	47,901	63,144

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 126,771,365 shares and 121,059,177 shares issued and outstanding, respectively	127	121
Additional paid-in capital	128,928	110,343
Accumulated deficit	(76,685)	(56,380)

Total stockholders’ equity	52,370	54,084

Total liabilities and stockholders’ equity	$100,271	$117,228

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended December 31,		Nine Month Period Ended
			December 31,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Revenues, net	$37,542	$36,417	$113,535	$108,977
Cost of revenues	25,163	24,417	77,063	73,264

Gross profit	12,379	12,000	36,472	35,713

Selling, general and administrative	12,680	12,487	40,759	35,370
Depreciation and amortization	884	636	2,668	1,691

Total operating expenses	13,564	13,123	43,427	37,061

Operating loss	(1,185)	(1,123)	(6,955)	(1,348)

Other income (expenses):
Interest expense, net	924	1,100	3,032	2,418
Other	135	—	149	(2)

Total other expenses	1,059	1,100	3,181	2,416

Loss from continuing operations before income taxes	(2,244)	(2,223)	(10,136)	(3,764)

Current income tax expense	33	53	56	137

Loss from continuing operations	(2,277)	(2,276)	(10,192)	(3,901)

Discontinued operations:
Loss from discontinued operations	(1,182)	(1,437)	(7,709)	(704)
Net loss on disposal	(244)	—	(2,404)	—

	(1,426)	(1,437)	(10,113)	(704)

NET LOSS	$(3,703)	$(3,713)	$(20,305)	$(4,605)

Weighted average number of common shares outstanding	124,961,000	88,681,000	121,160,000	87,769,000

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.09)	$(0.04)
Loss from discontinued operations	(0.01)	(0.01)	(0.08)	(0.01)

	$(0.03)	$(0.04)	$(0.17)	$(0.05)

          See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007	121,059,177	$121	$110,343	$(56,380)	$54,084
Sale of common stock, net of $670,000 in fees	11,018,905	11	12,431	—	12,442
Stock issued for current year acquisition	1,814,883	2	1,798	—	1,800
Fees for services related to disposal of business	—	—	876	—	876
Return of stock as consideration	(200,000)	—	(252)	—	(252)
Payment of debt with common stock	1,129,555	1	1,232	—	1,233
Stock-based compensation expense	991,040	1	2,491	—	2,492
Escrowed shares cancelled	(9,600,000)	(10)	10	—	—
Cashless exercise of stock options	557,805	1	(1)	—	—
Net loss for the period	—	—	—	(20,305)	(20,305)

Balance, December 31, 2007	126,771,365	$127	$128,928	$(76,685)	$52,370

          See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine-Month Period Ended
	December 31,
	(Unaudited)
	2007	2006

Operating activities
Net loss for the period	$(20,305)	$(4,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2,181	1,540
Depreciation of property and equipment	3,689	2,633
Impairment of long-lived assets	1,900	—
(Gain) loss on early retirement of debt and amortization of debt discount	(121)	118
Loss on business disposals	2,553	—
Amortization of intangible assets	2,017	1,228
Reduction in expense due to return of common stock previously issued	(252)	—
Stock-based compensation expense	2,492	735
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,899	(10,341)
Inventories	(508)	(1,885)
Other assets	(2,554)	(2,122)
Accounts payable	(2,201)	2,158
Accrued expenses	(1,488)	210
Due to affiliated agencies	165	(314)
Deferred revenue	(610)	—

Net cash used in operating activities	(7,143)	(10,645)

Investing activities
Business acquisitions, net of cash acquired	(384)	(9,695)
Proceeds from business disposals	5,781	—
Purchases of property and equipment	(1,256)	(2,879)

Net cash provided by (used in) investing activities	4,141	(12,574)

Financing activities
Proceeds from issuance of note payable	—	21,000
Proceeds from issuance of common stock, net of fees	12,442	10,000
Proceeds from exercise of stock options/warrants	—	343
Net advances (payments) on line of credit	(5,500)	4,240
Payments on acquisition debt	—	(837)
Proceeds from sale of common stock of subsidiary	—	14
Payments on capital lease obligations	(632)	0
Payments on notes payable and capital lease obligations	(4,761)	(1,032)

Net cash provided by financing activities	1,549	33,728

Net change in cash and cash equivalents	(1,453)	10,509
Cash and cash equivalents, beginning of period	2,994	530

Cash and cash equivalents, end of period	$1,541	$11,039

Supplementary information:
Cash paid during the period for:
Interest	$2,937	$1,029
Non-cash investing / financing activities:
Payments on note payable with issuance of common stock	1,281	151
Common stock issued in conjunction with purchase of businesses	1,800	2,704
Issuance of note payable and purchase price payable on acquisition	—	3,400
Issuance of common stock as finder’s fee	—	150
Fee for service related to disposal of business paid in common stock	876	—
Contingent consideration relating to prior year acquisition settled with issuance of notes payable	715	—
Assumption of line of credit in purchase of business	—	40
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc. and its Subsidiaries (the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company’s operations included three segments: In-Home Health Care Services (“Services”); Durable Medical Equipment (“DME”); and Pharmacy (formerly know as Retailer and Employer Services). In August 2007, the Company discontinued its non-emergency medical care clinic initiative. The In-Home Health Care Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the In-Home Health Care Services segment provides its staffing services through a network of affiliate and Company-owned offices throughout the United States. The Durable Medical Equipment segment markets, rents and sells products and equipment across the United States. The DME segment also sells various medical equipment offerings through a catalog out-sourcing and product fulfillment business. The Pharmacy segment primarily includes the operations of PrairieStone Pharmacy, LLC (“PrairieStone”). PrairieStone offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities and provides pharmacy services to grocery pharmacy retailers nationally. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Services offered to grocers and employers include staffing, pharmacy management, pharmacy dispensing and billing software, DailyMed™, an exclusive retail pharmacy benefit network, and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.
Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three-month and nine-month periods ended December 31, 2007 and 2006, the consolidated statements of cash flows for the nine-month periods ended December 31, 2007 and 2006 and the consolidated statement of stockholders’ equity for the nine-month period ended December 31, 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2007 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month and nine-month periods ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2007 included in the Company’s Form 10-K filed with the SEC on June 29, 2007.
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
Allowance for Doubtful Accounts
The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. Items greater than one year old are fully reserved. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectability of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.
Inventories
Inventories are stated at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The durable medical equipment and pharmacy operations account for the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (3 to 15 years). The majority of the Company’s property and equipment includes equipment held for rent to patients in the home for which the related depreciation expense is included in cost of revenues and totaled approximately $532,000 and $594,000 for the three-month periods ended December 31, 2007 and 2006, respectively, and $1.9 million and $1.5 million for the nine-month periods ended December 31, 2007 and 2006, respectively.
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

The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of Arcadia Services. Arcadia Services provides sales and marketing support to the affiliated agencies and develops and maintains operating manuals that provide standard operating procedures. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and Arcadia Services. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities.
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
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A provision for contractual adjustments is recorded as a reduction to net patient services revenues and consists of: a) the difference between the payer’s allowable amount and the customary billing rate; and b) services for which payment is denied by governmental or third-party payers or otherwise deemed non-billable. The Company records the provision for contractual adjustments based on a percentage of revenue using historical data. Due to the complexity of many third-party billing arrangements, adjustments are sometimes made to amounts originally recorded. These adjustments are typically identified and recorded upon cash remittance or claim denial.
Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 28% for both the three-month periods ended December 31, 2007 and 2006 and 29% for both the nine-month periods ended December 31, 2007 and 2006, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.
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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options and warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be antidilutive for all applicable periods shown. As of December 31, 2007 and 2006, there were approximately 29,900,000 and 48,210,000 potentially dilutive shares outstanding, respectively.

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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the lines of credit, capital lease obligations and long-term obligations approximate fair value.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses included in continuing operations were approximately $369,000 and $248,000 for the three-month periods ended December 31, 2007 and 2006, respectively, and $748,000 and $627,000 for the nine-month periods ended December 31, 2007 and 2006, respectively.
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
Note 2 — Management’s Plan
Our independent auditor’s report on the consolidated financial statements and schedule for the year ended March 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the nine-month period ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively, and for the nine-month period ended December 31, 2007, the Company incurred an additional net loss of $20.3 million. During the nine-month period ended December 31, 2007, the Company used approximately $7.1 million of cash in operations and had approximately $1.5 million in cash and cash equivalents at December 31, 2007. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate improvement in the cash generated from operations during the remainder of fiscal 2008 and during fiscal 2009.
During the nine-month period ended December 31, 2007, the Company sold or ceased operations of certain locations and lines of business that were under performing or did not complement our strategic direction. These operations are included in “discontinued operations” in the accompanying statements of operations. Management believes that the eliminations of these operations along with various other restructuring initiatives will significantly improve future cash flows. Further, these actions will allow management to focus on growing the continuing operations. Management continues to explore opportunities for reducing selling, general and administrative expenses and is committed to reducing costs to appropriate levels.
In May 2007, the Company raised $13.1 million through the sale of common stock (see Note 9 – Stockholders’ Equity).
In September 2007, the Company entered into a new revolving credit agreement with a potential borrowing capacity of $5 million. In December 2007, the Company amended its line of credit agreement with Comerica Bank to extend its maturity to October 1, 2009. In January 2008, the Company amended its debt agreement with Jana Master Fund, Ltd. in order to extend its maturity to October 1, 2009 and to adjust the interest rate to a fixed rate of 10% beginning April 1, 2008.
Management continues to explore other alternatives for raising additional capital, if necessary, including seeking new debt or equity financing and the additional divesting of non-strategic businesses.
Although management believes that its efforts in obtaining additional financing will be successful, there can be no assurance that its efforts will ultimately be successful.
Note 3 – Discontinued Operations
Durable Medical Equipment Operations
Florida Durable Medical Equipment Operations (Beacon Respiratory Services, Inc.)
On September 10, 2007, the Company completed the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon Respiratory”) to Aerocare Holdings, Inc. for cash proceeds of $6,500,000, less fees of $457,500. $750,000 of the purchase price will be held back for up to twelve months to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to August 17, 2007. Beacon Respiratory operated the Company’s durable medical equipment operations in Florida.
The agreement includes a “clawback” provision whereby if the federal government enacts legislation that reduces the Medicare rental oxygen reimbursement time period to less than 36 months in calendar years 2008 or 2009, the purchase price will be retroactively reduced, and the Company will be obligated to make a cash payment to buyer in the applicable amount within 30 days following the date the legislation is enacted. The potential purchase price adjustment depends on which calendar year the legislation is enacted and the number of months for which the new legislation would provide reimbursement. The maximum amount would be $1,000,000 if the number of months is reduced to 18 months or fewer during 2008.

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
Retail Operations
Sears
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
Wal-Mart
During the three-month period ended December 31, 2007, the Company ceased its operations at all seven of its retail operations located within certain Wal-Mart stores in Florida, Texas and New Mexico. The Wal-Mart retail operations were part of the Durable Medical Equipment segment.
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
On August 10, 2007, the Company provided notice that it was terminating the agreement. In October 2007, the Company and Metro finalized a settlement relating to the Company’s early termination of the agreement. As of December 31, 2007, the Company accrued approximately $660,000 relating to the settlement.
Care Clinic, Inc. was a separate reporting segment.
Pharmacy Operations
During the three-month period ended December 31, 2007, the Company ceased its operations at its Hollywood, Florida pharmacy operations, which were part of the Pharmacy segment.
The results of the above are reported in discontinued operations through the dates of disposition in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast. The segment results in Note 14 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included legal fees, insurance, external audit fees, payroll processing, human resources services and information technology support. The Company uses a centralized approach to the cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues, net:
Retail operations	$29	$274	$377	$568
Care Clinic, Inc.	—	—	202	—
Pharmacy — Florida	100	1,759	1,658	3,481
Durable Medical Equipment	56	2,579	4,223	6,972

	185	4,612	6,460	11,021

Earnings (loss) from operations:
Retail operations	(146)	(359)	(585)	(994)
Care Clinic, Inc.	5	(1,294)	(5,639)	(1,464)
Pharmacy — Florida	(1,002)	(109)	(1,223)	(147)
Durable Medical Equipment	(39)	325	(262)	1,901

	(1,182)	(1,437)	(7,709)	(704)

Loss on disposal:
Retail operations	(163)	—	(176)	—
Care Clinic, Inc.	—	—	(770)	—
Pharmacy — Florida	(64)	—	(65)	—
Durable Medical Equipment	(17)	—	(1,393)	—

	(244)	—	(2,404)	—

Earnings (loss) from discontinued operations:

Retail operations	(309)	(359)	(761)	(994)
Care Clinic, Inc.	5	(1,294)	(6,409)	(1,464)
Pharmacy — Florida	(1,066)	(109)	(1,288)	(147)
Durable Medical Equipment	(56)	325	(1,655)	1,901

	$(1,426)	$(1,437)	$(10,113)	$(704)

Note 4 — Business Acquisition
On July 11, 2007, the Company acquired 100% of the membership interests of JASCORP, LLC (“JASCORP”). JASCORP provides a range of retail pharmacy management services and systems, including dispensing and billing software. The primary reason for the acquisition was to improve the software offered to retailers through the pharmacy licensed service model. The total purchase price of $2,219,962 included cash payments of $383,904 and the issuance of 1,814,883 shares of common stock. The value of the common stock takes into consideration the fact that the Company has guaranteed the share price of $0.99 and that additional shares or cash, at the Company’s discretion, are to be issued at the one-year anniversary date if the share price is below this price. The consolidated financial statements herein include the results of operations of JASCORP from July 12, 2007. The acquired business is included in the Pharmacy segment.

The following summarizes the purchase price allocation relating to the JASCORP acquisition (in thousands):

Share consideration	$1,800
Cash consideration	384
Acquisition costs	41

Total purchase price	$2,225

Current assets	$501
Fixed assets	228
Liabilities	(237)
Intangible assets:
Customer relationships	720
Acquired technology	90
Goodwill	923

Total net identifiable assets	$2,225

Note 5 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the nine-month period ended December 31, 2007 (in thousands):

		Durable
		Medical
	Services	Equipment	Pharmacy	Total

Goodwill at March 31, 2007	$13,922	$2,772	$16,642	$33,336
Acquisitions during the period	—	—	923	923
Disposals during the period	—	(703)	—	(703)
Contingent consideration	—	—	715	715
Purchase price allocation adjustments	126	(54)	(29)	43

Goodwill at December 31, 2007	$14,048	$2,015	$18,251	$34,314

On September 10, 2007, the Company entered into two separate note payable agreements totaling $715,000 with two former executives of PrairieStone, which was acquired by the Company in February 2007. According to the terms of the PrairieStone purchase agreement, these two executives were to sell a predetermined number of shares of the Company’s common stock received in conjunction with the acquisition in order to cover their estimated income tax liabilities. The proceeds from these sales were less than the estimated income tax liability amounts, and consistent with the terms of the purchase agreement, the Company was required to make up the difference. This difference represents additional contingent consideration, which increased the goodwill relating to the PrairieStone acquisition by $715,000. The two former PrairieStone executives are currently executives of the Company (see Note 13 — Related Party Transactions).
Goodwill of approximately $7.1 million is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following (in thousands):

	December 31, 2007		March 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000	$583	$8,000	$446
Customer relationships	23,151	6,121	27,941	7,099
Non-competition agreements	674	347	874	308
Acquired technology	850	782	760	739

	32,675	7,833	37,575	8,592
Less accumulated amortization	(7,833)		(8,592)

Net acquired intangible assets	$24,842		$28,983

Amortization expense for acquired intangible assets included in continuing operations was $532,000 and $423,000 for the three-month periods ended December 31, 2007 and 2006, respectively, and $1.7 million and $1.2 million for the nine-month periods ended December 31, 2007 and 2006, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of December 31, 2007 is as follows (in thousands):

Remainder of fiscal 2008	$426
Fiscal 2009	1,777
Fiscal 2010	1,853
Fiscal 2011	1,623
Fiscal 2012	1,433
Thereafter	17,730

Total	$24,842

Note 6 — Impairment of Long-Lived Assets
The clinics initiative suffered significant operating losses from the time it was launched in mid-fiscal 2007. In August 2007, management decided that the Company could not continue to sustain the cash flow needs and losses being incurred by the clinics. The Company provided notice that it was terminating the agreement relating to the operations of 18 previously opened clinics. The Company recognized an impairment expense of $1.9 million in June 2007. The expense primarily related to the write-down of computer software and leasehold improvements to their estimated fair values. The estimated fair value of the long-lived assets was based on management’s estimates of the liquidation value of these clinic assets. For the three and nine month periods ended December 31, 2007, the impairment expense is included in “loss from discontinued operations” in the accompanying consolidated statements of operations.
Note 7 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At December 31, 2007
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2007	Interest rate

(1) Comerica Bank	October 1, 2009	$15,532	$15,005	$17,893	Prime
(2) Amerisource Bergen Drug Corporation	September 30, 2010	2,450	2,450	2,450	Prime + 2.0%

(1) Presidential Healthcare Credit Corporation	September 26, 2010	849	—	—	Prime + 1.75%
(1) Comerica Bank	Closed October 2007	—	—	2,000	Prime + 0.5%
(2) Fifth Third Bank	Closed October 2007	—	—	613	Prime + 2.5%

		$18,831	$17,455	$22,956

(1) Revolving credit facility
(2) Line of credit
Comerica Bank
Arcadia Services, Inc., a wholly-owned subsidiary of the Company, and four of Arcadia Services, Inc.’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the Comerica Bank line of credit agreement cannot exceed the lesser of the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is classified as a long-term liability in the consolidated balance sheet. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. As of December 31, 2007, the Company was in compliance with all financial covenants.
Amerisource Bergen Drug Corporation
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with Amerisource Bergen Drug Corporation, which previously maintained an ownership interest in PrairieStone. Draws against the line of credit must be made in $250,000 increments, are subject to PrairieStone satisfying certain borrowing base requirements, and are subject to PrairieStone achieving certain EBITDA targets. The line of credit is secured by a security interest in all of the assets of PrairieStone and SSAC, LLC, a wholly-owned subsidiary of the Company, and is guaranteed by the Company.
Presidential Healthcare Credit Corporation
On September 26, 2007, Arcadia Products, Inc., a wholly-owned subsidiary of the Company, and Arcadia Products’ subsidiaries entered into a line of credit with Presidential Healthcare Credit Corporation (“Presidential”). The credit agreement provides that the Company may request advances up to 85% of the eligible DME receivables minus any amounts reserved pursuant to the agreement, if applicable. The line of credit agreement requires the Company to maintain a lockbox account. The line of credit agreement is secured by the accounts receivable of Arcadia Products, Inc. and its subsidiaries and is guaranteed by the Company.
The Presidential line of credit agreement includes various covenants, including a financial covenant for minimum EBITDA requirements. The minimum EBITDA is 75% of the EBITDA projected by the Company in the financial statement projections provided by the Company and approved in advance by Presidential.
The prime rate was 7.25% at December 31, 2007. The weighted average interest rate of borrowings under line of credit agreements as of December 31, 2007 and March 31, 2007 was 7.53% and 8.52%, respectively.

Note 8 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,	March 31,
	2007	2007
Note payable to Jana Master Fund, Ltd. originally dated November 30, 2006 and amended on June 25, 2007 and January 25, 2008 with unpaid accrued interest and the principal due in full on October 1, 2009. 50% of the accrued unpaid interest is payable on the last day of each calendar year quarter. On July 1, 2007, the interest rate changed to the one-year LIBOR rate plus 8%. On April 1, 2008, the interest rate changes to a fixed rate of 10%. At December 31, 2007, the effective interest rate was 12.22%. The note payable includes various loan covenants, all of which the Company was in compliance as of December 31, 2007.
	$15,646	$17,000
Notes payable to two executives dated September 10, 2007 bearing interest at 4% per year payable in monthly payments of principal and interest with the final payments due on April 10, 2008.	366	—
Note payable to Jana Master Fund, Ltd. dated March 20, 2007 bearing interest at the one- year LIBOR rate plus 7.5%. The note payable was paid in full in April 2007.	—	2,564
Purchase price payable to the selling shareholder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest. The final payment was made in July 2007.	—	1,020

Purchase price payable to Remedy Therapeutics, Inc. dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009.	328	617
Other purchase price payables to be paid over time to the selling shareholders or selling entities of various acquired entities, due dates ranging from September 2007 to March 2008.	20	188
Other long-term obligations with interest charged at various rates ranging from 4% to 8.75% to be paid over time based on respective terms, due dates ranging from October 2007 to November 2011.	546	828

Total long-term obligations	16,906	22,217
Less current portion of long-term obligations	(992)	(21,320)

Long-term obligations, less current portion	$15,914	$897

As of December 31, 2007, future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2008:	$613
Fiscal 2009:	494
Fiscal 2010:	15,732
Fiscal 2011:	41
Fiscal 2012:	26

Total	$16,906

The weighted average interest rate of outstanding long-term obligations as of December 31, 2007 and March 31, 2007 was 11.8% and 11.9%, respectively.
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

Escrow Shares
In conjunction with the merger and recapitalization of the Company in May 2004, the former CEO, former COO and another former officer of the Company entered into escrow agreements. As of March 31, 2007, the former CEO, former COO and another former officer of the Company had 4,800,000, 3,200,000 and 1,600,000 shares of the Company’s common stock, respectively, held in escrow. These shares represented 80% of the shares originally escrowed pursuant to the agreements and were to be released upon the Company meeting certain EBITDA targets for fiscal 2006 and 2007. The other 20% of the shares were released from escrow pursuant to the agreements in February 2005 due to the average closing stock price of the Company’s common stock being at least $1.00 for a 20 consecutive-day period. The Company did not meet the EBITDA targets for either fiscal 2006 or 2007, and the 9,600,000 shares of common stock were returned to the Company and cancelled in July 2007. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for any periods.
Common Stock Transactions
In April and July 2007, the Company issued a total of 850,456 shares of common stock as consideration for the quarterly debt payments due on April 12, 2007 and July 12, 2007 totaling $1,050,000 related to the acquisition of Alliance Oxygen & Medical Equipment. The shares were valued as of the dates of the debt payment agreements.
In May and August 2007, the Company issued a total of 279,099 shares of common stock as consideration for the quarterly debt payments due on January 27, 2007, April 27, 2007, July 27, 2007 and October 27, 2007 totaling $303,000 related to the acquisition of Remedy Therapeutics, Inc. The shares were valued as of the dates of the debt payment agreements.
In May 2007, the Company issued an aggregate of 11,018,905 shares of common stock at $1.19 per share and warrants to purchase 2,754,726 shares of common stock at an exercise price of $1.75 per share in a private placement resulting in aggregate proceeds of $13,112,000. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $2,163,000. The assumptions used were as follows: risk free interest rate of 4.79%, expected dividend yield of 0%, expected volatility of 63%, and expected life of 7 years. If the Company sells shares of stock at a price less than $1.19 per share before May 2010, then the exercise price of the warrants will decrease to the new offering price, and the number of warrants will increase such that the total aggregate exercise price remains unchanged. This warrant re-pricing provision excludes certain common stock offerings, including offerings under the Company’s equity incentive plan, previously existing shareholder rights, and stock spits. Under the accompanying registration rights agreements, the Company agreed to file, within 60 days of closing, a registration statement to register the resale of the shares and use its best efforts to cause the registration statement to be declared effective within 120 days after the registration statement is filed. The registration statement was filed on July 6, 2007 and was declared effective on July 13, 2007, which was within the required time-period.
In conjunction with the private placement, the Company paid fees totaling $670,000.
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
On September 10, 2007 and simultaneous with the Company’s sale of its Florida and Colorado durable medical equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc., an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. The value of the shares of $876,000 was determined based on the stock price on September 10, 2007. The release of the shares increased the loss on the disposal of the DME operations.

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
Warrants
The following table represents warrants outstanding:

				December 31,	March 31,
Description	Exercise Price	Granted	Expiration	2007	2007

Class A	$0.50	May 2004	May 2011	5,749,036	5,749,036
Class B-1	$0.001	September 2005	September 2009	8,990,277	8,990,277
Class B-2	$2.25	September 2005	September 2009	4,711,110	4,711,110
May 2007 Private Placement	$1.75	May 2007	May 2014	2,754,726	—

Total Warrants Outstanding				22,205,149	19,450,423

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
No warrants were exercised during the nine-month period ended December 31, 2007.
During the nine-month period ended December 31, 2006, a total of 764,834 warrants were exercised resulting in the issuance of 705,660 shares of common stock. Of the total warrants exercised, 379,336 were exercised on a cashless basis resulting in the issuance of 320,162 shares of common stock. The Company received $293,000 in cash proceeds from the exercise of warrants.
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
Note 11 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares. The 2006 Plan will terminate and no additional awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted awards. The total number of shares of common stock that may be issued pursuant to awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the 2006 Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive awards under the 2006 Plan. As of December 31, 2007, approximately 2,328,000 shares were available for grant under the 2006 Plan.
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
Following are the specific valuation assumptions used for each respective period:

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	2007	2006	2007	2006

Weighted-average expected volatility	69%	N/A	68%	20%
Expected dividend yields	0%	N/A	0%	0%
Expected terms (in years)	7	N/A	7	7
Risk-free interest rate	4.26%	N/A	4.28%	5.11%
Stock option activity for the nine-month period ended December 31, 2007 is summarized below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)

Outstanding at March 31, 2007	7,431,653	$0.42
Granted	441,336	1.01
Exercised	(750,000)	0.25
Forfeited or expired	(1,000,000)	0.25

Outstanding at period end	6,122,989	$0.51	1.7	$3,715

Exercisable at period end	5,809,443	$0.48	1.4	$3,672

The weighted-average grant-date fair value of options granted during the nine-month periods ended December 31, 2007 and 2006 was $0.70 and $1.08, respectively.
The Company recognized $72,000 and $19,000 in stock-based compensation expense relating to stock options during the three-month periods ended December 31, 2007 and 2006, respectively, and $838,000 and $46,000 during the nine-month periods ended December 31, 2007 and 2006, respectively.
On May 7, 2004, the former CEO and former COO were granted stock options to purchase a total of 8,000,000 shares of common stock exercisable at $0.25 per share. The options were to vest annually provided certain EBITDA milestones were met through fiscal 2008 and were subject to acceleration upon certain events occurring. On February 28, 2007, the former COO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, 3,000,000 stock options vested upon his departure. The related expense of $1.1 million was recognized during the three-month period ended March 31, 2007. The stock options expire on the one-year anniversary of his departure. On July 12, 2007, the former CEO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, 2,000,000 stock options vested upon his departure. The Company recognized $707,000 in related expense in July 2007. The stock options expire on March 15, 2008.
During the three-month period ended December 31, 2007, the former COO exercised 750,000 options with an exercise price of $0.25 per share on a cashless basis resulting in the issuance of 557,805 shares of common stock.

During the nine-month period ended December 31, 2006, 35,000 options were exercised for total cash proceeds of $51,000.
Restricted Stock — Arcadia Resources, Inc.
Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. The value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions.
The following table summarizes the activity for restricted stock awards during the nine-month period ended December 31, 2007 (in thousands, except per share amounts):

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at March 31, 2007	2,732,542	$2.75
Granted	844,795	1.02
Vested	(957,298)	2.50
Forfeited	(1,243,999)	2.89

Unvested at December, 2007	1,376,040	$1.74

During the three-month periods ended December 31, 2007 and 2006, the Company recognized $255,000 and $443,000, respectively, of stock-based compensation expense related to restricted stock. During the nine-month periods ended December 31, 2007 and 2006, the Company recognized $1.6 million and $734,000, respectively, of stock-based compensation expense related to restricted stock.
During the nine-month period ended December 31, 2007, the total fair value of restricted stock vested was $2.4 million. During the nine-month period ended December 31, 2006, the total fair value of restricted stock vested was $212,000.
As of December 31, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $2.1 million, which is expected to be expensed over a weighted-average period of 2.3 years.
Note 12 — Income Taxes
The Company incurred state and local tax expense of $33,000 and $53,000 during the three-month period ended December 31, 2007 and 2006, respectively, and $56,000 and $137,000 during the nine-month period ended December 31, 2007 and 2006, respectively.
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
Note 13 — Related Party Transactions
The Company entered into an Amended and Restated Promissory Note dated June 25, 2007 with Jana Master Fund, Ltd. for $17,000,000. Jana Master Fund, Ltd. held greater than 10% of the outstanding shares of Company common stock on December 31, 2007. The Company incurred interest expense relating to this note payable of $522,000 and $1,827,000 during the three-month and nine-month periods ended December 31, 2007, respectively.
PrairieStone has a line of credit agreement with a former owner of PrairieStone, which was issued shares of the Company’s common stock as part of the purchase price consideration. At December 31, 2007, the outstanding balance of the line of credit was $2,450,000. The former owner held approximately 3% of the outstanding shares of Company common stock on December 31, 2007. The Company incurred interest expense relating to this line of credit of $59,000 and $185,000 during the three-month and nine-month periods ended December 31, 2007, respectively.
On September 10, 2007, the Company entered into a note payable with the Company’s Chief Executive Officer for $433,000 and a separate note payable with an Executive Vice President for $281,000. Both of these individuals were former executive officers and owners of PrairieStone. Pursuant to the PrairieStone purchase agreement, these two individuals sold a predetermined number of shares of the Company’s common stock, which they received as consideration for the sale of their interests in PrairieStone, in order to cover their estimated personal tax liabilities resulting from the sale of PrairieStone to the Company. The proceeds from these common stock sales were less than the estimated tax liabilities. The purchase agreement obligates the Company to reimburse them the difference. The notes payable bear annual interest of 4% and mature on April 10, 2008. Principal and interest payments totaling $90,000 are due on a monthly basis with a final payment of $98,596 due on April 10, 2008. At December 31, 2007, the combined balance of these notes payable was $366,000. The Company incurred interest expense relating to these notes payable of $5,000 and $11,000 during the three-month and nine-month periods ended December 31, 2007, respectively.
One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and may be entitled to receive additional shares under the terms of the purchase agreement. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. PrairieStone will receive a $600,000 management fee for the first year of the agreement. In conjunction with these two agreements, the Company recognized $184,000 and $549,000 in revenue during the three-month and nine-month periods ended December 31, 2007, respectively.
The Company’s Chief Executive Officer, an Executive Vice President, Lunds, Inc. and LFHI Rx all received shares of the Company’s common stock upon the acquisition of PrairieStone in February 2007. The Company has guaranteed the former shareholders of PrairieStone a stock price of at least $2.50 per share at the one-year anniversary date of the acquisition, subject to a floor price of $2.16 per share. If the stock price is less than the guaranteed price, then these shareholders will receive either cash, common stock or a combination thereof equal to the difference.

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
On September 24, 2007, the Company hired an Executive Vice President of In-Home Health Care and Staffing. This individual has a beneficial ownership interest in an entity contracted to a Company subsidiary and thereby has an interest in the entity’s transactions with the Company’s subsidiary, including the payments of commissions to the entity based on a specified percentage of gross margin. The entity is responsible to pay its selling, general and administrative expenses. For the three-month and nine-month periods ended December 31, 2007, the commissions totaled $344,000 and $1,159,000, respectively. In addition, the Company has an agreement with this entity, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.

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
During the three-month period ended June 30, 2007, the Company reorganized its operations into four segments: In-Home Health Care Services; Durable Medical Equipment; Pharmacy (formerly known as Retailer and Employer Services); and Clinics. During the three-month period ended December 31, 2007, the Company ceased the Clinics operations. Each segment is managed separately based on its predominant line of business. Prior period segment information has been reclassified in order to conform to the current period presentation.
The In-Home Health Care Services segment (“Services” segment) consists primarily of a national provider of home care and staffing services currently operating in 17 states through its 72 locations. This segment operates primarily in the home health care area of the health care industry by providing care to patients in their home, some of which is prescribed by a physician. The Company also utilizes its base of employees to provide staffing to institutions on a temporary basis.
The Durable Medical Equipment segment consists primarily of respiratory and durable medical equipment operations. In addition, this segment includes a home-health oriented mail-order catalog and related website and sells durable medical equipment at retail host sites.
The Pharmacy segment primarily includes the operations of PrairieStone, which was acquired in February 2007. PrairieStone offers DailyMed™, a patented and patent pending compliance packaging medication system, to at-home patients and senior living communities and provides pharmacy services to grocery pharmacy retailers nationally. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Pharmacy services to grocers and employers include staffing, pharmacy management, pharmacy dispensing and billing software, DailyMed™, a preferred retail pharmacy benefit network, and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue, net:
Services	$30,190	$30,048	$92,568	$90,681
Durable Medical Equipment	5,584	5,738	16,010	16,347
Pharmacy	1,768	631	4,957	1,949

Total revenue	37,542	36,417	113,535	108,977

Operating loss:
Services	$1,186	$1,195	$3,098	$3,588
Durable Medical Equipment	(388)	(691)	(2,077)	(934)
Pharmacy	(391)	(85)	(1,018)	(5)
Unallocated corporate overhead	(1,592)	(1,542)	(6,958)	(3,997)

Total operating loss	(1,185)	(1,123)	(6,955)	(1,348)

Other income (expenses):
Interest expense, net	924	1,100	3,032	2,418
Other	135	—	149	(2)

Net loss before income tax expense	(2,244)	(2,223)	(10,136)	(3,764)
Income tax expense	33	53	56	137

Net loss from continuing operations	$(2,277)	$(2,276)	$(10,192)	$(3,901)

Depreciation and amortization (continuing operations):
Services	$312	$300	$952	$883
Durable Medical Equipment — cost of revenue	532	594	1,878	1,446
Durable Medical Equipment — operating expense	341	249	1,030	633
Pharmacy	84	14	224	35
Corporate	147	73	462	140

Total depreciation and amortization	$1,416	$1,230	$4,546	$3,137

	December 31, 2007	March 31, 2007

Assets:
Services	$49,677	$51,068
Durable Medical Equipment	17,853	30,377
Pharmacy	32,575	33,218
Unallocated corporate assets	166	2,565

Total assets	$100,271	$117,228

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
Actual events and results may differ materially from those expressed, implied or forecasted in forward-looking statements due to a number of important factors, including, but not limited to, the following: (1) Relocating our corporate headquarters to Indianapolis, Indiana may result in temporary instability as personnel, records, and equipment are transitioned to our new location ; (2) We may not be able to attract and retain the key management employees and other skilled workers needed to meet our hiring goals; (3) We may not succeed in executing the plan to increase the Pharmacy segment revenue; (4) The assumptions used to predict revenue growth within the Pharmacy segment may not be accurate; (5) Due to our history of operating losses and negative cash flows, we cannot be certain that we will be able to generate sufficient cash flow, including obtaining additional debt or equity financing, to meet our obligations on a timely basis and an inability to raise sufficient capital to fund our operations would have a material adverse effect on our business and would raise substantial doubt about our ability to continue as a going concern; (6) We may be unable to execute and implement our growth strategy; (7) Changes in economic, political and regulatory conditions, including governmental regulations, may force us to alter or abandon certain plans and initiatives; (8) Our management team is relatively new and may not be able to successfully pursue its business plan; (9) Other unforeseen events may impact our business.; and (10) the risks, uncertainties and other factors described in Part II, Item 1A of this report which are incorporated herein by this reference.
Overview
Arcadia Resources, Inc. (the “Company”) is a national provider of in-home health care and retail / employer health care services. The Company’s operations include three segments: In-Home Health Care Services (“Services”); Durable Medical Equipment (“DME”); and Pharmacy. The In-Home Health Care Services segment is a national provider of medical staffing services, including home healthcare and medical staffing, as well as light industrial, clerical and technical staffing services. Based in Southfield, Michigan, the In-Home Health Care Services segment provides its staffing services through a network of affiliate and Company-owned offices throughout the United States. The Durable Medical Equipment segment markets, rents and sells products and equipment across the United States. The DME segment also sells various medical equipment offerings through a catalog out-sourcing and product fulfillment business. The Pharmacy segment primarily includes the operations of PrairieStone Pharmacy, LLC (“PrairieStone”). PrairieStone provides pharmacy services to grocery pharmacy retailers nationally and offers DailyMed™, the patented and patent pending compliance packaging medication system, to at-home patients and senior living communities. In addition, PrairieStone offers pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager. Services offered to grocers and employers include staffing, pharmacy management, pharmacy dispensing and billing software, DailyMed™, an exclusive retail pharmacy benefit network and a 420 square foot automated pharmacy footprint that allows its customers to reduce space needs and improve labor efficiencies.

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
Identified below are some of the more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see “Note 1 — Description of Company and Significant Accounting Policies” in the notes to consolidated financial statements.
Revenue Recognition
In general, the Company recognizes revenue when all revenue recognition criteria are met, which typically is when:
•	Evidence of an arrangement exists;

•	Services have been provided or goods have been delivered;

•	The price is fix or determinable; and

•	Collection is reasonably assured.
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
Allowance for Doubtful Accounts
The Company reviews all accounts receivable balances and provides for an allowance for doubtful accounts based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ credit worthiness or other matters affecting the collectability of amounts due from customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.
Goodwill and Intangible Assets
Goodwill is assessed for impairment on an annual basis, or more frequently if circumstances warrant, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets"(“SFAS No. 142”). We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required.
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
Internal Revenue Code Section 382 rules limit the utilization of net operating losses following a change in control of a company. It has been determined that a change in control of the Company has taken place. Therefore, the Company’s ability to utilize certain net operating losses generated will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the respective net operating losses. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time as they are considered more likely than not to be realized.

Three-Month Period Ended December 31, 2007 Compared to Three-Month Period Ended December 31, 2006
Results of Operations — Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended December 31,
	2007	2006

Revenues, net	$37,542	$36,417
Cost of revenues	25,163	24,417

Gross profit	12,379	12,000

Selling, general and administrative expenses	12,680	12,487
Depreciation and amortization	884	636

Total operating expenses	13,564	13,123

Operating loss	(1,185)	(1,123)
Other expenses	1,059	1,100

Net loss before income tax expense	(2,244)	(2,223)
Income tax expense	33	53

Net loss from continuing operations	$(2,277)	$(2,276)

Weighted average number of shares — basic and diluted	124,961,000	88,681,000
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.03)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three month periods ended December 31, (in thousands):

	2007	% of Total	2006	% of Total
		Revenue		Revenue

Revenues, net:
Services	$30,190	80.4%	$30,048	82.5%
Durable Medical Equipment	5,584	14.9%	5,738	15.8%
Pharmacy	1,768	4.7%	631	1.7%

	37,542	100.0%	36,417	100.0%

Cost of revenues:
Services	$22,146		$22,025
Durable Medical Equipment	1,927		1,832
Pharmacy	1,090		560

	25,163		24,417

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	8,044	26.6%	8,023	26.7%
Durable Medical Equipment	3,657	65.5%	3,906	68.1%
Pharmacy	678	38.3%	71	11.3%

	$12,379	33.0%	$12,000	33.0%

Net revenue was $37.5 million for the three-month period ended December 31, 2007 compared to $36.4 million for the three-month period ended December 31, 2006, an increase of $1.1 million, or 3.1%. Cost of revenues for the three-month period ended December 31, 2007 was $25.2 million, resulting in a gross profit of $12.4 million, or 33.0% of revenues. Cost of revenues for the three-month period ended December 31, 2006 was $24.4 million, resulting in a gross profit of $12.0 million, or 33.0% of revenues. With the expansion of the DME operations and the Pharmacy operations during fiscal 2007 and 2008, primarily through acquisitions, the revenue mix has changed and will continue to change. The In-Home Health Services segment revenue remains the largest revenue source for the Company and totals approximately 80.4% of total revenue during the three-month period ended December 31, 2008. The cost of revenues in the In-Home Health Care Service primarily represents employee costs. The costs of revenue in the DME and Pharmacy segments are largely the cost of products and medication sold to patients, as well as, to a lesser extent, the services provided to patients and supplies used in the delivery of other rental products. The DME cost of revenues also includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The In-Home Health Care Services (“Services”) segment revenues for the three-month period ended December 31, 2007 was $30.2 million compared to $30.1 million for the three-month period ended December 31, 2006, an increase of $142,000, or 0.5%. The slight increase in Services revenues was due to organic growth. The Services revenues as a percentage of total Company revenues decreased slightly from 82.5% for the three-month period ended December 31, 2006 to 80.4% for the three-month period ended December 31, 2007. The Services gross profit percentage remained consistent for the three-month period ended December 31, 2007 at 26.6% compared to 26.7% for the three-month period ended December 31, 2006.
The DME segment revenues for the three-month period ended December 31, 2007 were $5.6 million compared to $5.7 million for the three-month period ended December 31, 2006, a decrease of $154,000 or 2.7%. As expected, the DME gross profit decreased to 65.5% for the three-month period ended December 31, 2007 compared to 68.1% for the three-month period ended December 31, 2006, primarily due lower revenue as a result of the sale of the Florida and Colorado location as previously discussed. Higher costs for equipment purchased contributed to the slight decline in the gross profit percentage.
The Pharmacy segment revenues for the three-month period ended December 31, 2007 were $1.8 million compared to $631,000 thousand for the three-month period ended December 31, 2006, an increase of $1.1 million or 180.2%. The increase in Pharmacy revenues is due to the acquisition of PrairieStone on February 16, 2007 and JASCORP on July 11, 2007. The Pharmacy gross margin for the three-month period ended December 31, 2007 was $678,000 and the gross margin percentage was 38.3%. This compares to a gross margin of $71,000 for the three-month period ended December 31, 2006 and the gross margin percentage was 11.3%. The increase in the cost of revenues reflects the addition of PrairieStone and JASCORP. The increase in the gross margin percentage is primarily due the higher margins being generated from the pharmacy software revenue subsequent to the JASCORP acquisition.

Selling, General and Administrative
     The following summarizes selling, general and administrative expenses by segment for the three-month periods ended December 31, (in thousands):

	2007	% of Total	2006	% of Total
		SG&A		SG&A

Services	$6,547	51.6%	$6,529	52.3%
Durable Medical Equipment:	3,703	29.2%	4,348	34.8%
Pharmacy	986	7.8%	142	1.1%
Corporate	1,444	11.4%	1,468	11.8%

	$12,680	100.0%	$12,487	100.0%

     Selling, general and administrative expenses for the three-month period ended December 31, 2007 were 33.8% of revenues compared to 34.3% of revenues for the three-month period ended December 31, 2006, which represents a slight increase of $193,000 or 1.5% in total selling, general and administrative expenses. The Company remains focused in our efforts to control expenses in this category. The decrease of $645,000 in the DME segment was offset by an increase of $844,000 in the Pharmacy segment. The decrease in the DME selling, general and administrative expense was primarily due to a reduction in employee costs after the Company closed its Orlando, Florida office and merged many of the functions into the Southfield, Michigan administrative office. The increase in the Pharmacy segment selling, general and administrative expenses was due to the acquisition of PrairieStone in February 2007 and JASCORP in July 2007.
Depreciation and Amortization
     The following summarizes depreciation and amortization expense from continuing operations for the three-month periods ended December 31, (in thousands):

	2007	2006

Depreciation — cost of revenues	$532	$594

Depreciation and amortization of property and equipment	$352	$214
Amortization of acquired intangible assets	532	422

Depreciation and amortization — operating expense	$884	$636

Depreciation expense included in cost of revenues, which represents depreciation related to equipment rented to patients, was approximately $532,000 for the three-month period ended December 31, 2007 compared to $594,000 for the three-month period ended December 31, 2006, a decrease of $62,000 or 10.4%. The decrease is consistent with the decrease in the patient rental equipment revenue within the DME segment. Rental equipment is depreciated over three years.
Total depreciation and amortization expense included in operating expenses was approximately $884,000 for the three-month period ended December 31, 2007 compared to $636,000 for the three-month period ended December 31, 2006, an increase of $248,000 or 39.0%. Depreciation and amortization of property and equipment was approximately $352,000 for the three-month period ended December 31, 2007 compared to $214,000 for the three-month period ended December 31, 2006, an increase of $138,000 or 64.5%. The increase reflects the increase in property and equipment subsequent to various fiscal 2007 acquisitions. Also, the Company made a significant investment in software during fiscal 2007, and software is amortized over three years resulting in a significant increase in software amortization expense.
Amortization of acquired intangible assets was approximately $532,000 for the three-month period ended December 31, 2007 compared to $422,000 for the three-month period ended December 31, 2006, an increase of $110,000 or 26.1%. The increase reflects the increase in the acquired intangible asset values subsequent to the various acquisitions in fiscal 2007 and 2008. Most significantly, the PrairieStone acquisition in February 2007 added $9.8 million in amortizable intangible assets.

Interest Expense and Income
The following summarizes interest expense and income for the three-month periods ended December 31, (in thousands):

	2007	2006

Interest expense	$928	$1,102
Interest income	(4)	(2)

	$924	$1,100

Interest expense was $928,000 for the three-month period ended December 31, 2007 compared to $1.1 million for the three-month period ended December 31, 2006, a decrease of $174,000 or 15.8%. Interest income was $4,000 for the three-month period ended December 31, 2007 compared to $2,000 for the three-month period ended December 31, 2006. As of December 31, 2007, the total balance of interest bearing liabilities (lines of credit, long-term obligations, and capital leases) was $34.6 million compared to $47.9 million at December 31, 2006, a decrease of $13.4 million, or 27.9%.
Income Taxes
Income tax expense was $33,000 for the three-month period ended December 31, 2007 compared to $53,000 for the three-month period ended December 31, 2006, a decrease of $20,000 or 37.7%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, as of March 31, 2007, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14.3 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17.2 million that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Loss from Discontinued Operations
During the three-month period ended December 31, 2007, the Company completed the sale of its DME Alabama operations and ceased its retail Wal-Mart operations and Florida pharmacy operations. The loss from discontinued operations for the three-month period ended December 31, 2007 was $1.4 million. This loss included the loss from the discontinued operations of $1.2 million and the net loss on disposal of $244,000. The loss from discontinued operations for the three-month period ended December 31, 2006 was also $1.4 million.

Nine-Month Period Ended December 31, 2007 Compared to Nine-Month Period Ended December 31, 2006
Results of Operations — Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended December 31,
	2007	2006

Revenues, net	$113,535	$108,977
Cost of revenues	77,063	73,264

Gross profit	36,472	35,713

Selling, general and administrative expenses	40,759	35,370
Depreciation and amortization	2,668	1,691

Total operating expenses	43,427	37,061

Operating loss	(6,955)	(1,348)
Other expenses	3,181	2,416

Net loss before income tax expense	(10,136)	(3,764)
Income tax expense	56	137

Net loss from continuing operations	$(10,192)	$(3,901)

Weighted average number of shares — basic and diluted	121,160,000	87,769,000

Net loss from continuing operations per share — basic and diluted	$(0.09)	$(0.04)

Revenues, Cost of Revenues and Gross Profits
     The following summarizes revenues, cost of revenues and gross profits by segment for the nine-month periods ended December 31, (in thousands):

	2007	% of Total	2006	% of Total
		Revenue		Revenue

Revenues, net:
Services	$92,568	81.5%	$90,681	83.2%
Durable Medical Equipment	16,010	14.1%	16,347	15.0%
Pharmacy	4,957	4.4%	1,949	1.8%

	113,535	100.0%	108,977	100.0%

Cost of revenues:
Services	$68,003		$66,479
Durable Medical Equipment	5,630		5,263
Pharmacy	3,430		1,522

	77,063		73,264

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	24,565	26.5%	24,202	26.7%
Durable Medical Equipment	10,380	64.8%	11,084	67.8%
Pharmacy	1,527	30.8%	427	21.9%

	$36,472	32.1%	$35,713	32.8%

Net revenue was $113.5 million for the nine-month period ended December 31, 2007 compared to $109.0 million for the nine-month period ended December 31, 2006, an increase of $4.6 million or 4.2%. Cost of revenues for the nine-month period ended December 31, 2007 was $77.1 million resulting in a gross profit of $36.5 million or 32.1% of revenues. Cost of revenues for the nine-month period ended December 31, 2006 was $73.3 million resulting in a gross profit of $35.7 million or 32.8% of revenues. With the expansion of the DME operations and the pharmacy operations during fiscal 2007 and 2008, primarily through acquisitions, the revenue mix has changed and will continue to change. The In-Home Health Care Services segment revenue remains the largest revenue source for the Company and totals 81.5% of total revenue. The cost of revenues in the In-Home Health Care Service primarily represents employee costs. The costs of revenue in the DME and pharmacy operations are largely the cost of products and medication sold to patients, as well as, to a lesser extend, the services provided to patients and supplies used in the delivery of other rental products. The DME cost of revenues also includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The Services segment revenues for the nine-month period ended December 31, 2007 was $92.6 million compared to $90.7 million for the nine-month period ended December 31, 2006, an increase of $1.9 million or 2.1%. The increase in Services revenues was due to organic growth. The Services revenues as a percentage of total Company revenues decreased from 83.2% for the nine-month period ended December 31, 2006 to 81.5% for the nine-month period ended December 31, 2007. This decrease reflects the Company’s emphasis on growing various other segments, which have, or are anticipated to have, higher profit margins. The Services gross profit percentage remained consistent for the nine-month period ended December 31, 2007 at 26.5% compared to 26.7% for the nine-month period ended December 31, 2006.
The DME segment revenues for the nine-month period ended December 31, 2007 were $16.0 million compared to $16.3 million for the nine-month period ended December 31, 2006, a decrease of $337,000 or 2.1%. As expected, the DME gross profit percentage decreased to 64.8% for the nine-month period ended December 31, 2007 compared to 67.8% for the nine-month period ended December 31, 2006, primarily due lower revenue as a result of the sale of the Florida and Colorado location as previously discussed. Higher costs for equipment purchased contributed to the slight decline in the gross profit percentage.
The Pharmacy segment revenues for the nine-month period ended December 31, 2007 were $5.0 million compared to $2.0 million for the nine-month period ended December 31, 2006, an increase of $3.1 million or 154.3%. The increase in Pharmacy revenues is due to the acquisitions of PrairieStone on February 16, 2007 and JASCORP on July  , 2007. The Pharmacy segment gross margin for the nine-month period ended December 31, 2007 was $1.5 million and the gross margin percentage was 30.8%. This compares to a gross margin of $427,000 for the nine-month period ended December 31, 2006 and the gross margin percentage was 21.9%. The increase in the cost of revenues reflects the addition of PrairieStone and JASCORP. The increase in the gross margin percentage is primarily due the higher margins being generated from the pharmacy software revenue subsequent to the JASCORP acquisition.

Selling, General and Administrative
     The following summarizes selling, general and administrative expenses by segment for the nine-month periods ended December 31, (in thousands):

	2007	% of Total	2006	% of Total
		SG&A		SG&A

Services	$20,515	50.3%	$19,731	55.8%
Durable Medical Equipment:	11,428	28.0%	11,385	32.2%
Pharmacy	2,317	5.7%	396	1.1%
Corporate	6,499	15.9%	3,858	10.9%

	$40,759	100.0%	$35,370	100.0%

Selling, general and administrative expenses for the nine-month period ended December 31, 2007 were 35.9% of revenues compared to 32.5% of revenues for the nine-month period ended December 31, 2006, which represents a $5.4 million or 15.2% increase in total selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to the following items:
•	The Pharmacy segment expenses increased by $1.9 million subsequent to the acquisitions of PrairieStone in February 2007 and JASCORP in July 2007, which contributed $1.6 million in selling, general and administrative expenses during the nine-month period ended December 31, 2007 compared to no expenses in the same period of the prior year.

•	Corporate expenses increased by $2.6 million during the nine-month period ended December 31, 2007 compared to the nine-month period ended December 31, 2006. Payroll increased $1.1 million compared to the same period in the previous year, primarily due to equity compensation as previously discussed in Note 11 of notes to the condensed consolidated financial statements. Most notably, the Company recognized an expense of $707,000 upon the vesting of 2,000,000 stock options held by the former CEO in July 2007. Additionally, professional fees increased by $1.5 million during the nine-month period ended December 31, 2007, primarily associated with the costs of complying with the Sarbanes-Oxley requirements.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the nine-month periods ended December 31, (in thousands):

	2007	2006

Depreciation — cost of revenues	$1,878	$1,446

Depreciation and amortization of property and equipment	$948	$525
Amortization of acquired intangible assets	1,720	1,166

Depreciation and amortization — operating expense	$2,668	$1,691

Depreciation expense included in cost of revenues, which represents depreciation related to equipment rented to patients, was approximately $1.9 million for the nine-month period ended December 31, 2007 compared to $1.5 million for the nine-month period ended December 31, 2006, an increase of $432,000 or 29.9%. The increase reflects the significant increase in rental equipment in use by the DME segment, which is consistent with the growth in the DME segment. Rental equipment is depreciated over three years.
Total depreciation and amortization expense included in operating expenses was approximately $2.7 million for the nine-month period ended December 31, 2007 compared to $1.7 million for the nine-month period ended December 31, 2006, an increase of $977,000 or 57.8%. Depreciation and amortization of property and equipment was approximately $948,000 for the nine-month period ended December 31, 2007 compared to $525,000 for the nine-month period ended December 31, 2006, an increase of $423,000 or 80.6%. The increase reflects the increase in property and equipment subsequent to various fiscal 2007 acquisitions. Also, the Company made a significant investment in software during fiscal 2007, and software is amortized over three years resulting in a significant increase in software amortization expense.

Amortization of acquired intangible assets was approximately $1.7 million for the nine-month period ended December 31, 2007 compared to $1.2 million for the nine-month period ended December 31, 2006, an increase of $554,000 or 47.5%. The increase reflects the increase in the acquired intangible asset values subsequent to the various acquisitions in fiscal 2007 and 2008. Most significantly, the PrairieStone acquisition in February 2007 added $9.8 million in amortizable intangible assets.
Interest Expense and Income
The following summarizes interest expense and income for the nine-month periods ended December 31, (in thousands):

	2007	2006

Interest expense	$3,109	$2,448
Interest income	(77)	(30)

	$3,032	$2,418

Interest expense was $3.1 million for the nine-month period ended December 31, 2007 compared to $2.5 million for the nine-month period ended December 31, 2006, an increase of $661,000 or 27.0%. Interest income was $77,000 for the nine-month period ended December 31, 2007 compared to $30,000 for the nine-month period ended December 31, 2006. As of December 31, 2007, the total balance of interest-bearing liabilities (lines of credit, long-term obligations, and capital leases) was $34.6 compared to $47.9 at December 31, 2006, a decrease of $13.4 million or 27.9%. The Company reduced its interest-bearing liabilities by more than $12.3 million during the nine-month period ended December 31, 2007. Although the total interest-bearing liability balance has decreased, interest expense for the nine month period ended December 31, 2007 has increased due to higher interest rates on current borrowings and the timing of borrowings and payments. The nine-month period ended December 31, 2006 includes the Jana Master Fund, Ltd. borrowing for only six months as the debt agreement was entered into on June 29, 2006.
Income Taxes
Income tax expense was $56,000 for the nine-month period ended December 31, 2007 compared to $137,000 for the nine-month period ended December 31, 2006, a decrease of $81,000 or 59.1%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, as of March 31, 2007, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14.3 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17.2 million that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Loss from Discontinued Operations
During the nine-month period ended December 31, 2007, the Company completed the sale of its retail Sears operations, DME Florida operations, DME Colorado operations and DME Alabama operations. In addition, the Company ceased its Care Clinic, Inc. operations, retail Wal-Mart operations and Florida pharmacy operations. The loss from discontinued operations for the nine-month period ended December 31, 2007 was $10.1 million. This loss included the loss from the discontinued operations of $7.7 million and the net loss on disposal of $2.4 million. The loss from discontinued operations for the nine-month period ended December 31, 2006 was $704,000.
Liquidity and Capital Resources
Our independent auditor’s report on the consolidated financial statements and schedule for the year ended March 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the nine-month period ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. The Company has experienced operating losses and negative cash flows since its inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
The Company has grown primarily through acquisition since the reverse merger in May 2004 and has incurred operating losses since that time. For the years ended March 31, 2007 and 2006, the Company incurred net losses of $43.8 million and $4.7 million, respectively, and for the nine-month period ended December 31, 2007, the Company incurred an additional net loss of $20.3 million. During the nine-month period ended December 31, 2007, the Company used approximately $7.1 million of cash in operations and had approximately $1.5 million in cash and cash equivalents at December 31, 2007. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
Our continuation as a going concern is dependent upon several factors, including our ability to generate sufficient cash flow to meet our obligations on a timely basis. Management’s current cash projections indicate improvement in the cash generated from operations during the remainder of fiscal 2008 and during fiscal 2009.
During the nine-month period ended December 31, 2007, the Company sold or ceased operations of certain locations and lines of business that were under performing or did not complement our strategic direction. These operations are included in “discontinued operations” in the accompanying statements of operations. Management believes that the eliminations of these operations along with various other restructuring initiatives will significantly improve future cash flows. Further, these actions will allow management to focus on growing the continuing operations. Management continues to explore opportunities for reducing selling, general and administrative expenses and is committed to reducing costs to appropriate levels.
In May 2007, the Company raised $13.1 million through the sale of common stock (see Note 9 - Stockholders’ Equity).
In September 2007, the Company entered into a new revolving credit agreement with a potential borrowing capacity of $5 million. In December 2007, the Company amended its line of credit agreement with Comerica Bank to extend its maturity to October 1, 2009. In January 2008, the Company amended its debt agreement with Jana Master Fund, Ltd. in order to extend its maturity to October 1, 2009 and to adjust the interest rate to a fixed rate of 10% beginning April 1, 2008.
Management continues to explore other alternatives for raising additional capital, if necessary, including seeking new debt or equity financing and the additional divesting of non-strategic businesses.
Although management believes that its efforts in obtaining additional financing would be successful, there can be no assurance that its efforts will ultimately be successful.
The Company’s primary need for liquidity and capital resources is to execute its strategic initiatives, which in the near-term includes growth of the Pharmacy operations, specifically relating to DailyMed, through government programs, national marketing efforts and cross-selling opportunities. In addition, the Company will continue to explore possible acquisitions that could expand product offerings and increase it customer base.
At December 31, 2007, the Company maintained $1.5 million in cash and cash equivalents and had $1.4 million of funds available under its line of credit agreements. Working capital, which represents current assets less current liabilities, was $20.4 million.

The following summarizes the Company’s cash flows for the nine-month periods ended December 31, (in thousands):

	2007	2006

Net cash used in operating activities	$(7,143)	$(10,645)
Net cash provided by (used in) investing activities	4,141	(12,574)
Net cash provided by financing activities	1,549	33,728
Net change in cash and cash equivalents	(1,453)	10,509
Cash and cash equivalents, end of period	$1,541	$11,039
Net cash used in operating activities was $7.1 million and $10.6 million for the nine-month periods ended December 31, 2007 and 2006, respectively. The decrease in the cash used during the nine-month period ended December 31, 2007 was a result of the Company’s exit from the Care Clinics, Inc. operations effective August 2007. In addition, the Company has been focusing on reducing selling, general and administrative expenses during fiscal 2008.
Net cash provided by investing activities was $4.1 million for the nine-month period ended December 31, 2007 compared to net cash used in investing activities of $12.6 million for the nine-month period ended December 31, 2006. Cash provided by investing activities included $5.8 million received upon the sale of the Florida and Colorado DME operations. Cash used in investing activities included $384,000 used in the purchase of JASCORP, LLC and an additional $1.3 million used to purchase equipment.
Net cash provided by financing activity was $1.5 million and $10.5 million for the nine-month periods ended December 31, 2007 and 2006, respectively. The Company has financed its expansion and acquisitions through a combination of debt and equity financing. During the nine-month period ended December 31, 2007, the Company raised $12.4 million in a private placement of its common stock as more fully described below. During the nine-month period ended December 31, 2006, the Company raised $31.0 million through a combination of debt and equity financing, including the original $15.0 million debt from Jana Master Fund, Ltd. and a $10.0 million private placement of common stock in December 2006. The Company paid down approximately $10.8 million of debt (capital lease obligations are excluded) during the nine-month period ended December 31, 2007.
In May 2007, the Company sold 11,019,000 shares of common stock at $1.19 per share to various investors in a private placement for aggregate proceeds of $13.1 million. The investors also received a total of 2,755,000 warrants to purchase common stock at $1.75 per share for a period of seven years. In conjunction with this private placement, the Company paid a placement fee of $670,000. A portion of the proceeds were used to pay off $2.6 million of outstanding debt due Jana Mater Fund Ltd. and the Trinity Healthcare line of credit balance with Comerica Bank of $2.0 million. In addition, the Company paid $1.0 million of the outstanding Comerica Bank line of credit.
On January 28, 2008, the Company and Jana Master Fund, Ltd. entered into an amendment to the Amended and Restated Promissory Note dated June 25, 2007, in the original principal amount of $17,000,000. The amendment to the note extends the maturity date to October 1, 2009. The interest rate through March 31, 2008 is equal to the one-year LIBOR rate plus 8%. Effective April 1, 2008, the interest rate will be adjusted to 10%. 50% of the accrued unpaid interest shall be due and payable on the last day of each calendar year quarter. All remaining unpaid accrued interest shall be due and payable on the maturity date of October 1, 2009. If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding debt. Specifically, the Company must remit to Jana Master Fund Ltd. 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
On September 26, 2007, the Company, through its wholly-owned subsidiary Arcadia Products, Inc., entered into a line of credit with Presidential Healthcare Credit Corporation. The credit agreement provides the Company with a revolving credit facility of up to $5.0 million. The credit agreement provides that the Company may request advances up to 85% of the eligible receivables minus any amounts reserved pursuant to the agreement, if applicable. The maturity date is September 26, 2010. The line of credit agreement requires the Company to maintain a lockbox account. Advances under the credit facility bear interest at the prime rate plus 1.75% per annum. The line of credit agreement is secured by the accounts receivable of Arcadia Products, Inc. and its subsidiaries and is guaranteed by the Company. As of December 31, 2007, there was no outstanding balance associated with this line of credit.
Net accounts receivable were $26.1 million at December 31, 2007 compared to $33.4 million at March 31, 2007. The Services and DME segments account for 74% and 22%, respectively, of total accounts receivable at December 31, 2007 compared to 69% and 26% at March 31, 2007.
The integration of acquisitions in the DME segment during the last two fiscal years has affected the related collection process. Specifically, in certain circumstances, the Company had difficulties obtaining the necessary third-party payer provider numbers after a change in ownership. This resulted in the re-working of the Company’s licensure process, which can take up to a full year depending on the laws and licensure requirements in the state of operations and the various payers involved. In addition to the licensure issues, the Company has experienced difficulties in obtaining the documentation necessary for reimbursement for goods and services provided prior to the applicable acquisition date.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the nine-month period ended December 31, 2007 was as follows:

Government-funded	27%
Institutions	41%
Commercial Insurance	11%
Private Pay	21%
As of December 31, 2007, the Company had total outstanding borrowings under its line of credit agreements of $17.4 million. The Company had approximately $527,000 available on its line of credit with Comerica Bank, which borrowings are contingent on the results of supporting borrowing base calculations. In addition, the Company had approximately $849,000 available on its line of credit with Presidential Healthcare, and no amounts were outstanding. Finally, the Company’s line of credit with AmerisourceBergen Drug Corporation increased from $2,500,000 to $4,000,000 in September 2007. Borrowings are subject to PrairieStone satisfying certain borrowing base requirements and, beginning in June 2007, PrairieStone achieving certain EBITDA targets. To date, the PrairieStone entity has not satisfied the borrowing base requirement nor achieved the EBITDA targets necessary to draw dawn the additional amounts.
As of December 31, 2007, the Company had total long-term obligations of $34.6 million, of which $15.6 million is payable to Jana Master Fund Ltd. and $15.0 million is payable to Comerica Bank under a line of credit agreement.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the identification of the material weaknesses in internal control over financial reporting as of March 31, 2007 described below, the remediation of which was not completed as of December 31, 2007. Notwithstanding such material weaknesses, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
Changes in Internal Controls. Other than the remediation plan mentioned above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The shares of our common stock were quoted on the OTC Bulletin Board from August 2002 through June 2006 and began trading on the American Stock Exchange in July 2006. We have a limited operating history as a public company upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.
To finance acquisitions made as part of our growth strategy, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business.
We acquired Arcadia Services and Arcadia Rx on May 10, 2004 and have acquired approximately 30 additional companies since that time. We incurred substantial debt to finance these acquisitions. This debt has been reduced periodically through capital infusions. As of December 31, 2007, the current portion of our debt, including lines of credit and capital lease obligations, totals approximately $1.1 million, while the long-term portion of our debt totals approximately $33.5 million, for a total of approximately $34.6 million. This level of debt could have consequences to holders of our common stock. Below are some of the material potential consequences resulting from this amount of debt:
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
As of December 31, 2007, we have total outstanding long-term obligations (lines of credit, notes payable and capital lease obligations) of $34.6 million. Due to our debt level, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital or other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
The terms of our Credit Agreements with Comerica Bank subject us to the risk of foreclosure on certain property.
RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. and its subsidiaries granted the bank security interests in all of their assets. The credit agreement provides that the debt will mature on October 1, 2009. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
In order to repay our debt obligations, as well as to pursue our growth strategy, we may seek additional equity financing, which could result in dilution to our security holders.
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
Over the past two years, the Company has made several acquisitions of durable medical and respiratory equipment businesses, in certain situations, the transitional credentialing has taken longer than expected, which has slowed the billing and collections process, resulting in a negative impact to the timing of cash in flows from the respective entities or in the worst case scenario, resulting in uncollectible fees for services provided. Management has recently brought additional resources to these efforts. The Company’s experience in ultimately billing and collecting for services provided in the transition period in question has been somewhat inconsistent. The inability to collect receivables timely or not at all could have a negative impact on its ability to meet its current obligations timely. This delay in collecting cash from normal operations could force the Company to pursue outside financing that it would not otherwise need to pursue.
To the extent we do not raise adequate funds from the equity markets to satisfy debt obligations, we would need to seek debt financing or modify or abandon our growth strategy or product and service offerings.
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
The success of the Company is dependent on its ability to attract and retain qualified and experienced management and personnel. We do not presently maintain key person life insurance for any of our personnel. There can be no assurance that the Company will be able to attract and retain key personnel in the future, and the Company’s inability to do so could have a material adverse effect on us. We have recently made significant changes in our senior management team. In addition, the Company has experienced several changes in key accounting personnel as we consolidated the accounting function into one location. Our management team will need to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.
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
The successful integration of an acquired business is dependent on various factors including the size of the acquired business, the assets and liabilities of the acquired business, the complexity of system conversions, the scheduling of multiple acquisitions in a given geographic area and management’s execution of the integration plan. Our business plan has in part been premised on avoiding duplication of cost among our existing and acquired businesses where possible. If we fail to successfully integrate in these key areas, our Company’s financial results and profitability will be adversely affected, due to the failure to capitalize on the economies of scale presented by spreading our cost structure over a wider revenue base.

The failure to implement the Company’s business strategy may result in our inability to be profitable and adversely impact the value of our common stock.
We anticipate that the Company will continue to pursue an aggressive internal growth strategy, which will depend, in large part, upon our ability to develop and expand the Company’s businesses. We believe that the failure to implement an aggressive growth strategy, or a failure to successfully integrate recently acquired businesses, may result in our inability to be profitable, because our business plan is premised in part on capitalizing on the economies of scale presented by spreading our cost structure over a wider revenue base. Our inability to achieve profitability could adversely impact the value of our common stock.
We cannot predict the impact that registration of shares may have on the price of the Company’s shares of common stock.
We cannot predict the effect, if any, that sales of, or the availability for sale of, shares of our common stock by selling security holders pursuant to a prospectus or otherwise will have on the market price of our securities prevailing from time to time. The possibility that substantial amounts of our common stock might enter the public market could adversely affect the prevailing market price of our common stock and could impair our ability to fund acquisitions or to raise capital in the future through the sales of securities. Sales of substantial amounts of our securities, including shares issued upon the exercise of options or warrants, or the perception that such sales could occur, could adversely effect prevailing market prices for our securities.
The price of our common stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our Company.
The market price of our common stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since the reverse merger on May 10, 2004, the closing price of our common stock, as quoted by the OTC Bulletin Board and the American Stock Exchange (AMEX) beginning July 3, 2006, has fluctuated from a low of $0.61 to a high of $3.50. From October 1, 2006 through February 5, 2008, our common stock has fluctuated from a low of $0.61 to a high of $3.42. Slow demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
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
Approximately 22.2 million warrants to purchase 22.2 million shares of our common stock are issued and outstanding as of December 31, 2007. The market price of our common stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the common stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants, including Classes A, B-1 and B-2 Warrants, is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We have granted stock options to certain management employees and directors as compensation, which may depress our stock price and result in dilution to our common security holders.
As of December 31, 2007, options to purchase approximately 6.1 million shares of our common stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved). The market price of our common stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the common stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
As of February 8, 2008, the former Chief Operating Officer has 2,135,000 options at an exercise price of $0.25 per share, which expire on February 28, 2008. In addition, the former Chief Executive Officer has 2,000,000 options at an exercise price of $0.25 per share, which expire on March 15, 2008. The exercising of these options and the subsequent sale of the common stock in the open market could depress the prevailing market price for our common stock.
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
Pursuant to the purchase agreements relating to the PrairieStone and JASCORP, LLC acquisitions entered into in February 2007 and July 2007, respectively, the Company guaranteed the stock price at the one-year anniversary dates of the acquisitions. If our future stock price at these future dates is below the guaranteed price, then the Company is obligated to “true up” the difference in either common stock or cash or a combination thereof, at the Company’s sole discretion.
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
The amount of the Company’s aggregate “true up” obligation is dependent on the closing price of the Company’s common stock on the various future dates specified in the referenced agreements. Based on the lowest and highest closing prices of the Company’s common stock in the fiscal quarter ended December 31, 2007, $0.78 and $1.49 per share, respectively, the Company’s total aggregate obligation would range from $3,570,494 (4,577,556 shares at $0.64 per share) to $2,720,000 (1,825,503 shares at $1.49 per share).
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
For the fiscal year ended March 31, 2007, we received a going concern opinion from our independent auditors due to our recurring losses. This could negatively affect our business and results of operation.
After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2007, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to recurring losses from operations, which could adversely impact our ability to raise additional capital. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company has raised additional cash through equity and debt financing and the sale of certain non-strategic businesses during the first nine months of fiscal 2008, but management anticipates that the Company may require additional financing to fund its growth strategy during the remainder of the year. The Company’s new management team is exploring various alternatives for raising additional capital, including seeking new debt or equity financing, potential divestitures of additional non-strategic businesses, and pursuing joint venture arrangements. To the extent that these alternatives are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its current business strategy. Additionally, the Company must continue to satisfy the listing standards of the American Stock Exchange. Although the Company has received no notification of any adverse action, the American Stock Exchange, as a matter of policy, will consider the suspension or delisting of any security when, in the opinion of the Exchange the financial condition and/or operating results of the issuer appear to be unsatisfactory.
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
Management anticipates that we may require additional financing to fund operating activities during the remainder of fiscal 2008. The Company’s new management team has developed a business plan that addresses operations, the expectation of positive cash flow and alternatives for raising additional capital, including potential divestitures of non-strategic businesses and/or seeking new debt or equity financing. To the extent that seeking new debt, restructuring operations or selling non-strategic businesses are insufficient to fund operating activities over the next year, management anticipates raising capital through offering equity securities in private or public offerings or through subordinated debt. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows, and we cannot guarantee that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise substantial doubt about our ability to continue as a going concern, which would have a material adverse effect on our businesses and prospects.
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
Our financial results could suffer if the goodwill and other intangible assets we acquired in our acquisition of PrairieStone become impaired, or as a result of costs associated with the acquisition.
Primarily as a result of our acquisition of PrairieStone in February 2007, approximately 59% of our total assets are goodwill and other intangibles as of December 31, 2007, of which approximately $34.3 million is goodwill and $24.8 million is other intangibles. In accordance with the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. Management is contemplating cost reduction initiatives that may result in the closure or sale of certain non-strategic businesses. Depending upon the outcome of such initiatives, the carrying values of goodwill and other intangible assets could be negatively impacted. When we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed its implied fair value and would, therefore, require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results. In addition, we believe that we may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters after the acquisition was completed, to reflect costs associated with integrating PrairieStone. It is possible that we will incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.
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
Under our existing credit facility, we are required to adhere to certain financial covenants. As of March 31, 2007, the Company was not in compliance with certain covenants and received a waiver from the lender. As of December 31, 2007, the Company was in compliance with these financial covenants. If there are future covenant violations and we do not receive a waiver for such future covenant violations, then our lender could declare a default under the credit facility and, among other actions, increase our borrowing costs and demand the immediate repayment of the credit facility. If such demand is made and we are unable to refinance the credit facility or obtain an alternative source of financing, such demand for repayment would have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
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

February 11, 2008	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

February 11, 2008	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-31249.

Exhibit
No.	Exhibit Description
10.1	Employment Agreement between Arcadia Resources, Inc. and Matthew R. Middendorf, dated February 1, 2008
31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.