Form 10-K
period 2008-03-31
ARCADIA RESOURCES, INC
filed 2008-06-16
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition period from                      to                     .
Commission file number 000-32935
Arcadia Resources, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)
9229 DELEGATES ROW, SUITE 260
INDIANAPOLIS, INDIANA	46240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (317) 569-8234
Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value.
Securities registered under Section 12(g) of the Exchange Act: None.
Name of each exchange on which securities are registered: American Stock Exchange
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2007 based on $0.82 per share (the last reported sale price of our Common Stock quoted on the American Stock Exchange), was approximately $83 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. This determination of affiliate status is not necessarily a determination for other purposes.
As of June 3, 2008, the Registrant had 133,280,000 shares of Common Stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement for the Registrant’s fiscal 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end on March 31, 2008 are incorporated by reference into Part III of this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We caution you that certain statements contained in this report (including any of our documents incorporated herein by reference), or which are otherwise made by us or on our behalf, are forward-looking statements. Also, documents which we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our reasonable estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements speak only as of the date hereof and are not guaranties of future performance. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-K.
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
Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries and when we refer to 2008, 2007 and 2006, we mean the twelve month period then ended March 31, unless otherwise provided.
Other parts of, or documents incorporated by reference into, this report may also describe forward-looking information. Forward-looking statements are based on current expectations and projections about future events. Forward-looking statements are subject to risks, uncertainties, and assumptions about our company. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements speak only as of the date hereof and are not guaranties of future performance. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing, if necessary, and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) our ability to successfully integrate acquisitions; (14) the ability of our new management team to successfully pursue our business plan; and (15) other unforeseen events that may impact our business.
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

Part I
ITEM 1. BUSINESS
Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. Beginning in October 2007, the Company operates in two complementary business groups: Home Health Care/Staffing and Pharmacy/Medication Management. As discussed below, these two business groups operate in three reportable business segments: In-Home Health Care Services (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources.
The Company consolidated and relocated its corporate headquarters to Indianapolis, Indiana in 2007. The Company conducts its business from 90 facilities located in 21 states. The Company operates pharmacies in Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
Prior to May 2004, the Company was named Critical Home Care, Inc. (“CHC”). On May 10, 2004, RKDA, Inc., which as of March 31, 2008 is a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., completed a reverse acquisition with CHC. RKDA, Inc. was the accounting acquirer and is now the reporting entity for financial reporting purposes. On November 16, 2004, Arcadia Resources, Inc. changed its name from “Critical Home Care, Inc.” to “Arcadia Resources, Inc.”.
Since May 2004, the Company has acquired a total of 28 businesses in its various continuing business segments. The acquisitions are summarized by fiscal year by segment as follows:

	HHE	Services	Pharmacy	Total

Fiscal Year Ended March 31:
2005	3	3	—	6
2006	12	3	—	15
2007	4	—	2	6
2008	—	—	1	1

Total	19	6	3	28

During fiscal 2008, as part of its strategic refocusing of its business, the Company sold or closed several underperforming businesses including the exit of the Retail Home Health Equipment, the non-emergency care clinic segments and the Colorado and Florida HHE business units. As indicated below, the Company intends to focus its future acquisition strategy on the specialty pharmacy and home care markets.
Business Strategy
Business focus. During the past year, the Company has refocused its business strategy to support its overall vision of “Keeping People at Home and Healthier Longer”. Population demographics, the projected demand for in-home health care and the need for more effective management of medication for targeted groups are key drivers behind this strategic focus. The Company provides an array of health care services and products that fulfill these market needs. These services and products include home care services, home health products, specialty pharmacy services and medication management services.
Brand strategy. The Company has adopted the Arcadia HealthCare service mark to better reflect its strategic focus on the health care market. The Company is investing in the promotion of the Arcadia HealthCare service mark as well as the DailyMed™ medication management brand in the health care markets.

Organic growth and selective acquisitions. The Company is focused on organic growth of its home health products, home care services, staffing and specialty pharmacy businesses. With the launch of its proprietary DailyMed™ medication management system, the Company believes it will experience the largest organic growth (both in percentage and revenue terms) in the Pharmacy business segment. In addition to organic growth, the Company will consider acquisition opportunities in the specialty pharmacy and home care markets, as capital availability permits.
Leverage back office/IT systems and services. The Company provides payroll, billing, credit and collection, finance, human resources, compliance and other support services from two centralized locations – Southfield, Michigan for the Services segment and corporate functions and Rossville, Indiana for the Home Health Equipment segment. The goal of these centralized services is to provide a standardized operating platform, enhance productivity and operating efficiency, and leverage the transactional volume of the businesses to provide a cost-effective support structure. For the Services segment, the business utilizes a proprietary information technology system across all locations. The system allows scheduling of caregivers to be done efficiently and provides for flexibility and customization of billing formats for our customers.
Reduction of SG&A expense. The Company is focused on reducing its overall level of selling, general and administrative (“SG&A”) expense as a percentage of consolidated net revenue. During the past year, the Company has implemented several actions designed to reduce SG&A expense, including exiting unprofitable business lines, reducing headcount (including the size of its senior management group), closing and consolidating executive and support offices, and reducing legal fees. The Company constantly evaluates further cost reduction opportunities. Coupled with projected increases in the Company’s consolidated net revenues for fiscal year 2009, the Company is targeting a level of SG&A expense that is 30% or less of consolidated net revenue.
Centralized management with local delivery of products and services. The Company’s senior management team serves as its Executive Committee and is chaired by the President and CEO. The Executive Committee oversees all day-to-day aspects of the Company’s business including the establishment of operational policies and procedures. Subject to the review and approval of the Company’s Board of Directors, the Executive Committee sets the strategic direction for each business segment and establishes appropriate financial targets and controls. Each of the operating groups is headed by an Executive Vice President responsible for the execution of the group’s annual operating plan. The delivery of the Company’s services and products is done at a local market level through more than 90 offices. Regional/local managers are given responsibility for tailoring their service and product mix in each office to meet the needs of the regional and local customers they serve.
Our Operating Segments
The Company’s services and products are organized into two complementary groups — Home Health Care/Staffing and Pharmacy/Medication Management. Within these two groups are three business segments: In-Home Health Care Services and Staffing (“Services”), Home Health Equipment (“HHE”) and Pharmacy. These segments and their service and product offerings are discussed in more detail below.
During fiscal year 2008, the Company discontinued its Retail Home Health Equipment segment, which provided medical equipment for sale in the retail locations of certain third parties, and its Clinics segment, which focused on non-emergency medical care facilities in retail host location sites. The Company also sold its HHE business locations in Florida and Colorado, and closed underperforming HHE facilities in other states. Please refer to Note 3 to the Company’s Consolidated Financial Statements under Item 8 of this Report for additional information.
Services segment. The Services segment provides home care, medical staffing and non-medical staffing services across the United States. Operated principally through Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, this segment is a national provider of home care services, including: skilled and personal care; medical staffing services to numerous types of acute care and sub-acute care medical facilities; and light industrial, clerical and technical staffing services. The Services segment provides nurses, home care aides, homemakers and companions to home care clients. It provides nurses and various allied health professionals to medical facilities. The medical staffing business provides per diem, local contract and travel staffing services to its customers. The non-medical staffing business provides temporary staffing to service clients in need of light industrial, clerical and technical staff.
The Services segment operates through a network of both company-owned offices as well as affiliate offices that are locally owned and operated under a contractual arrangement with the Company. The Company and the affiliate offices share the gross margin on business generated by the affiliate office using a revenue-based formula. The affiliate offices market to local customers and service the contracts between the Company and those customers. The affiliates also recruit local field staff, which are employed by the Company, and manage the day-to-day assignment of the field employees to meet customer needs.

The sales activities for these segments are carried out by company-owned offices and by affiliate offices nationwide. The Company has a diverse customer base and payor mix. We work with referral sources to demonstrate our ability to provide high quality, cost-effective services in each of these segments. These referral sources include physicians, case managers, medical social workers and hospital discharge planners. We also sell directly to facilities, managed care organizations and other providers. The Company serviced more than 47,000 clients in fiscal 2008. No single client accounted for more than 10% of the Company’s consolidated net revenue in fiscal 2008.
Competition in the Services segment consists of national and regional service providers as well as smaller, local service providers. Providers compete on the basis of the quality of the employee provided, the availability of employees and the cost of the employee. Recruitment of qualified employees is done at a local level. While some customer contracts are done nationally, many are done at a local level as well. As a result, having a local presence is essential to effectively competing in the home care, per diem staffing and non-medical staffing markets.
HHE segment. The HHE segment (formerly referred to as the “Durable Medical Equipment” or “Products” segment) markets, rents and sells respiratory and medical equipment throughout the United States. This segment operates from 14 local offices in seven states. Products and services include oxygen concentrators and other respiratory therapy products, home medical equipment, continuous positive airway pressure equipment (“CPAP”) for patients with sleep disorders and inhalation drugs. Reimbursement and payor sources include Medicare, Medicaid, insurance companies, managed care groups, HMO’s, PPO’s and private payment from patients. As a provider of stationary and portable home oxygen and other respiratory products, a significant portion of our HHE revenue is dependent on Medicare reimbursement. Reimbursement for home health equipment, including oxygen equipment, is generally reimbursed by Medicare based on a schedule of rates applicable to the specific product provided.
Recent federal legislative changes contain provisions that will directly impact reimbursement for some of the products supplied by the HHE segment, including oxygen equipment. The changes include: the Medicare, Medicaid and SCHIP Extension Act of 2007; the Deficit Reduction Act of 2005; and the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The most significant changes for our HHE segment include: (a) a competitive bidding program for certain HHE products, starting in 10 metropolitan statistical areas (“MSAs”) in 2008 and extending to additional MSAs in 2009 and beyond; (b) quality standards and accreditation requirements for participants in the competitive bidding program; (c) capped rental payments limiting the period of time for which the Company may be reimbursed for oxygen equipment supplied to its customers to 36 months; and (d) reductions in the reimbursement levels for certain inhalation drugs. The Company is evaluating the impact of these changes on its existing business, which may include a reduction in revenues or margins, or both. While these changes are not expected to have a material adverse change on the net revenues, operating income and cash flows of the HHE segment in fiscal 2009 as compared to fiscal 2008, the impact of these and possible future legislative changes could have a material adverse impact on the net revenues, operating income and cash flow of the HHE segment in future periods.
The HHE segment also operates a home-health oriented products catalog/on-line business to sell ambulatory and mobility products, respiratory products, daily living aids, bathroom safety products and bathroom/home modification products. These products complement the home care staffing business by providing product solutions for existing clients for use in their homes. We market these products via direct mail and through our e-commerce website. In March 2005, the Company and Sears, Roebuck and Co. executed a licensing agreement which allows the Company to sell similar merchandise for their www.sears.com and mail order catalog businesses. Virtually all of the catalog/on-line home products business is paid privately by the customer.
The competitive market for home health equipment is fragmented and highly competitive. There are a limited number of national providers and numerous regional and local providers operating in each of our product and service line markets. Because pricing is often set by the payor source, competition focuses on the services levels provided to the customer and the ability to effectively market to various referral sources.
Pharmacy segment. The products and services marketed and sold by the Pharmacy segment include: DailyMed™, the Company’s proprietary medication management system; pharmacy services to retailers; pharmacy services to employers through a contracted relationship with a large pharmacy benefits manager; pharmacy dispensing and billing software; and mail order pharmacy services.
The Pharmacy segment markets, sells, packages and distributes the Company’s DailyMed™ medication management system, which was acquired as part of its purchase of PrairieStone Pharmacy, LLC in February 2007. DailyMed™ transfers a patient’s prescriptions, over-the-counter medications and vitamins and organizes them into pre-sorted 30-day supply packages marked with the date and time each dosage should be taken. A registered pharmacist reviews the entire medication profile at the time a patient is enrolled and prior to each monthly shipment. DailyMed™ is aimed at reducing medication errors, improving medication compliance and ultimately lowering the cost of health care for its target customers. DailyMed™ products and services are marketed and sold through several channels. These include: contracts with managed care providers and others responsible for managing the health care costs of the targeted population; selling to existing and prospective customers of our Services and Home Health Equipment segments; and direct-to-consumer campaigns. The Company plans to invest in DailyMed™ as the need for improved systems for medication management creates growth opportunities for this segment.
The Pharmacy segment currently provides comprehensive pharmacy management services including: oversight, marketing support, third party systems interfaces, pharmacy set-up and DailyMed™ to one retail chain in Minnesota and third party systems interfaces to one retail chain in Michigan; DailyMed™ services to a variety of third party payors including the Indiana Medicaid Program and Evercare of Minnesota, a division of United Health Care; and billing and dispensing software for pharmacies across the United States. The billing and dispensing software programs are provided by JASCORP, LLC (“JASCORP”), a pharmacy systems software company which is wholly-owned by the Company and located in Milwaukee, Wisconsin. JASCORP provides pharmacy management systems to approximately 300 pharmacies nationally and in Puerto Rico as well as a software interface through Medco, a national pharmacy benefits manager, that allows pharmacy retailers access to certain Medco pharmacy benefit management programs. The Pharmacy segment also offers a full line mail order pharmacy service. It offers a full line of services and products including the dispensing of pills and other medications, multi-dose strip medication packages, respiratory supplies and medications, diabetic care management, drug interaction monitoring and special assisted living medication packaging.
The Pharmacy segment ships medications and supplies directly to the customer’s residence and submits billing claims on the patients’ behalf to Medicare, some state Medicaid programs, and most private insurances.
Competition in the Pharmacy segment in the senior care industry (including assisted living, independent living, intermediate care and home health care), is based on the quality and reliability of products and services provided, customer service factors and, in some cases, price. There is a wide variety of national, regional and local providers of pharmacy products and services. Brand and company recognition play a role, but unique delivery systems such as DailyMed™ play an increasingly important role in the segment of the market the Company’s serves. Our mail order pharmacy competes with locally-owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies as well as other mail order pharmacies.
Segment Financial Information
Financial information about the Services, HHE and Pharmacy segments can be found in Note 15 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
Government Regulation and Compliance
Our health care-related businesses are subject to extensive government regulation. The federal government and all states in which we currently operate (or intend to operate) regulate various aspects of our health-care related businesses. In particular, our operations are subject to numerous laws: (a) requiring licensing and approvals to conduct certain activities; (b) targeting the prevention of fraud and abuse; (c) regulating reimbursement under various government-funded programs; (d) covering the repackaging of drugs (including oxygen); and (e) regulating interstate motor carrier transportation. Our locations are subject to laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home care.
The marketing, billing, documentation and other practices of health care companies are subject to periodic review by regional carriers and various government agencies. These reviews include on-site audits, records reviews and investigations of complaints. Violations of federal and state regulations can result in criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.
Our operations are subject to: Medicare and Medicaid reimbursement laws; laws permitting Medicare, Medicaid and other payors to audit claims and seek repayment when claims have been improperly paid; laws such as the Health Insurance Portability and Accountability Act (HIPPA) regulating the privacy of individually identifiable health information; laws prohibiting kickbacks and the exchange of remuneration as an inducement for the provision of reimbursable services or products; laws regulating physician self-referral relationships; and laws prohibiting the submission of false claims. Health care is an area of rapid regulatory change. Changes in laws and regulations, as well as new interpretations of existing laws and regulations, may affect permissible activities, the relative costs associated with doing business and reimbursement amounts paid by federal, state and other third party payors. We cannot predict the future changes in legislations and regulations, but such changes could have a material adverse impact on the Company.

The Company has a dedicated credentialing and compliance group that manages our licensure, contracting and regulatory compliance. The compliance group oversees the Company’s quality assurance program, which includes periodic audits of the Company’s locations. In addition, compliance with billing and invoicing requirements is performed continually by billing center personnel. The Company believes that it is in material compliance with all laws and regulations applicable to its businesses.
Invoicing, Billing and Accounts Receivable Management
The Company performs most of its accounts receivable management at two national billing centers, one for home care and staffing services and one for the home health equipment business. The Company is in the process of establishing a centralized billing center for its pharmacy segment. Each of these billing centers has unique information systems, experienced billing personnel and established credit and collection procedures to support their business segments. Third-party reimbursement is a detailed and complicated process that requires knowledge of and compliance with regulatory, contractual and billing processing issues. The majority of our business is invoiced at the time of service. Accurate billing and successful collections is a key to our business plan.
Employees
The Company employs full-time management and administrative employees throughout the United States. In addition, the Company employs a variety of field staff, including health care professionals and caregivers and temporary non-medical staff to service the needs of our customers. As of March 31, 2008, the Company had 393 full-time or part-time management and administrative employees and employed approximately 4,000 field employees. We have no unionized employees and do not have any collective bargaining agreements. We believe our relationships with our employees are good.
Supply
We purchase equipment and supplies from various vendors and manufacturers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.
Environmental Compliance
We believe we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We do not believe the Company will be required to expend any material amount to remain in compliance with these laws and regulations or that such compliance will materially affect our capital expenditures, earnings or competitive position.
Available Information
The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Interested parties may read and copy any documents filed with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.
Our internet site is www.arcadiahealthcare.com. You can access the Company’s investor, media and corporate governance information through our internet site, by clicking on the heading “Investors.” The Company makes available free of charge, on or through our Investors webpage, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information on our website does not constitute part of this 10-K report or any other report we file with or furnish to the SEC.

Executive Officers
The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of March 31, 2008:

Name	Age	Position(s)	Served as Officer Since

Marvin R. Richardson	51	President and Chief Executive Officer	February 2007
Matthew R. Middendorf	38	Chief Financial Officer and Treasurer	February 2008
John J. Brady	38	Executive Vice President, Pharmacy, Sales and Marketing	February 2007
Michelle Molin	42	Executive Vice President, Secretary and General Counsel	October 2007
Cathy W. Sparling	54	Sr. Vice President, Administration Services	May 2004
Steven L. Zeller	51	Executive Vice President, In-Home Health Care and Staffing	September 2007
Marvin R. Richardson. Mr. Richardson, who has over 30 years of health care and retail pharmacy experience, joined the Company in conjunction with its acquisition of PrairieStone Pharmacy, LLC in January, 2007. Mr. Richardson was the President and Chief Executive Officer of PrairieStone since founding PrairieStone in 2003. Prior to his involvement with PrairieStone, Mr. Richardson held various management positions with the Walgreen Co. and was Senior Vice President of Pharmacy Operations for Rite Aid Corporation, overseeing Rite Aid’s 3,500 operating pharmacies. He also co-founded and served as President and CEO of Low Cost Health Care, a company that owned and operated retail pharmacies as well as a long term care pharmacy operation, which he later sold. Mr. Richardson is a 1980 graduate of Purdue University, where he earned his Bachelor of Science degree in Pharmacy. He serves on the Purdue University School of Pharmacy Dean’s Advisory Council and is on the Board of Directors for the Mental Health America of Indiana Association. He has also been an advisor to several major government leaders on healthcare policy including former Mayor of Indianapolis, Steve Goldsmith, and former Vice President Dan Quayle.
Matthew R. Middendorf, Chief Financial Officer and Treasurer, joined the Company in February 2008 as Chief Financial Officer. Mr. Middendorf previously served as a consultant to the Company, providing day-to-day financial and accounting support to the Interim CFO and working on special projects for the CEO. He has responsibility for internal and external reporting, planning and analysis, and corporate and business unit accounting. Mr. Middendorf formerly served as the Corporate Controller and Director of Financial Reporting for Workstream, Inc., a publicly-traded software company. He worked in public accounting for more than a decade, most recently with Grant Thorton in its Seattle office; and, has significant experience working with mid-size companies in the technology, healthcare and banking industries. Mr. Middendorf holds a Bachelor of Science Degree in Accountancy from the University of Illinois and passed the CPA Exam in 1992.
John J. Brady, Executive Vice President, Pharmacy, Sales and Marketing, joined the Company through the acquisition of Prairie Stone in February 2007. As Executive Vice President for the Company, he has been given responsibility for Sales and Marketing of all business segments. Mr. Brady has an extensive healthcare background that includes more than 14 years in the pharmaceutical and retail pharmacy industries. Mr. Brady co-founded Prairie Stone Pharmacy in 2003. Other experience includes Specialty Sales Manager for Novartis Pharmaceuticals and Vice President of Sales and Marketing for NCS HealthCare. Mr. Brady received his Bachelor of Science degree from Indiana State University in 1992, with an emphasis in communications and marketing.
Michelle M. Molin, Executive Vice President, Secretary and General Counsel, joined the Company in October 2007. As Executive Vice President and General Counsel, she advises and provides legal services to the corporate staff and operating management regarding commercial, corporate, securities, employee law and litigation and is responsible for the Company’s human resources, compliance, risk management and corporate development departments. Prior to joining Arcadia, Ms. Molin was a partner at Ice Miller LLP, practicing in the private equity and venture services group and providing corporate, finance and securities law advice to established as well as emerging-growth companies. Ms. Molin has extensive experience in mergers and acquisitions and corporate governance as well as legal, firm and business management. She is a current member of the American Bar Association, Indiana Bar Association, and the Indianapolis Bar Association. Ms. Molin holds a bachelor’s degree in English from Purdue University and a Juris Doctorate from the Indiana University School of Law (Indianapolis) where she graduated Cum Laude. Ms. Molin is a frequent speaker and has published numerous articles and books on the Sarbanes-Oxley Act of 2002.
Steve L. Zeller, Executive Vice President, In-Home Health Care and Staffing, joined the Company in September 2007 as part of the Executive Committee. Mr. Zeller is responsible for the Company’s home care, home health equipment and products, medical staffing and non-medical staffing businesses. From 2006 to September 2007, Mr. Zeller was President of BestCare Travel Staffing, LLC, an Arcadia affiliate providing travel nursing and allied health services, a position he continues to hold. Prior to becoming an Arcadia affiliate in 2006, Mr. Zeller served as a division president for SPX Corporation from 2003 to 2005 and was employed for 18 years at Cummins, Inc., where he last served as Vice President and Managing Director for a European-headquartered power generation subsidiary. He received his Juris Doctor degree from Indiana University in 1981 where he graduated Summa Cum Laude, and received a B.A. in Economics from The College of William and Mary in 1978.
Cathy W. Sparling. Ms. Sparling serves as Sr. Vice President of Administration Services. She joined Arcadia Services, Inc. in 1990. She has over 25 years of clinical and business management experience in the home care and medical staffing industries. Prior to her current position, Ms. Sparling served as the Chief Operating Officer of Arcadia Services, Inc. and as its Vice President and Administrator of Affiliate Services. Ms. Sparling earned a Bachelor of Science degree in Nursing from Michigan State University and has pursued graduate course work in business administration.
ITEM 1A. RISK FACTORS
This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the risks and uncertainties listed below. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment in us. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Report.
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
Due to our operating losses during recent fiscal years, our stock could be at risk of being delisted by the American Stock Exchange.
Our stock currently trades on the American Stock Exchange (“Amex”). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in, or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. The aggregate market value of our stock has been significantly higher than the Amex’s delisting thresholds for market value. However, we have sustained net losses and our stock has been trading at relatively low prices. Therefore our stock may be at risk of delisting by the Amex. The delisting of our common stock by the American Stock Exchange would adversely affect the price and liquidity of our common stock.
To finance acquisitions made as part of our growth strategy, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business.
We acquired Arcadia Services, Inc. and SSAC, LLC (d/b/a) Arcadia Rx on May 10, 2004 and have acquired approximately 30 additional companies since that time. We incurred substantial debt to finance these acquisitions. This debt has been reduced periodically through capital infusions. As of March 31, 2008, the current portion of our debt, including lines of credit and capital lease obligations, totaled $900,000, while the long-term portion of our debt totaled approximately $38.5 million, for a total of approximately $39.4 million. This level of debt could have consequences to holders of our common stock. Below are some of the material potential consequences resulting from this amount of debt:
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
As of March 31, 2008, we have total outstanding long-term obligations (lines of credit, notes payable and capital lease obligations) of $39.4 million. Due to our debt level, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital or other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the modification or abandonment of our present business strategy.
The terms of our credit agreements with various lenders subject us to the risk of foreclosure on certain property.
RKDA granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. and its subsidiaries granted the bank security interests in all of their assets. Arcadia Products, Inc. and its subsidiaries granted Jana Master Fund Ltd. a security interest in all of their assets. PraireStone Pharmacy, LLC and its subsidiaries granted AmeriSourceBergen Corporation (“ABDC”) a security interest in all of their assets. If an event of default occurs under the applicable credit agreement, each lender may, at its option, accelerate the maturity of the debt and exercise its respective right to foreclose on the issued and outstanding capital stock and/or on all of the assets of Arcadia Services, Inc. and its subsidiaries, Arcadia Products, Inc. and its subsidiaries and/or PraireStone Pharmacy, LLC and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
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
To the extent we do not generate funds from operations, raise adequate funds from the equity markets or divest non-strategic and unprofitable businesses to satisfy debt obligations, we would need to seek financing or modify or abandon our growth strategy or product and service offerings.

Although we raised $5.0 million in financing in March 2008, these funds, in combination with funds generated from operations and the divestiture of certain business operations, may not be adequate to satisfy our cash needs. To the extent that we are unsuccessful in raising funds from operations, from the equity markets or through the possible additional divestitures of certain businesses, we will need to seek additional financing. In this event, we may need to modify or abandon our growth strategy or may need to eliminate certain product or service offerings. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
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
We do not have long-term agreements or exclusive guaranteed order contracts with our home care, hospital and healthcare facility clients.
The success of our business depends upon our ability to continually secure new orders from home care clients, hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our home care, hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our home care, hospital and healthcare facility clients. If we fail to maintain positive relationships with our home care, hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected. Reacting to concerns over agency utilization in prior years, home care, hospitals and other healthcare facilities have devised strategies to reduce agency expenditure and limit overall agency utilization. If current pressures to control agency usage continue and escalate, we will have fewer business opportunities, which could harm our business. Our mail order pharmacy business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies as well as other mail order and long-term care pharmacies.
A significant decline in sales in our home care and staffing businesses would adversely impact our revenue, operating income and cash flow and our ability to repay indebtedness and invest in new products and services.
Our home care and staffing business have traditionally accounted for the majority of revenue, operating profit and cash flow for the Company. Our business strategy is premised upon continued growth in these segments consistent with underlying market trends. While we believe we are well positioned to increase sales in these segments, there can be no assurance that we will do so. Failure to achieve our sales targets in these market segments would adversely impact our revenue. While operating expense reductions and other actions would be taken in response to a decline in projected sales, there is a risk that such a reduction would adversely affect our projected operating income and cash flow. If this were to occur, the Company would have less cash available to repay short-term and long-term indebtedness. We may also have to reduce the Company’s investment in other segments of the business and modify our business strategy.
Sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance.
We have a number of contractual arrangements with governmental programs and private insurers, although no individual arrangement accounted for more than 10% of our net revenues for the fiscal years ended March 31, 2008, 2007 or 2006. Nevertheless, sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance.
In the U.S., healthcare providers and consumers who purchase home health equipment, prescription drug products and related products generally rely on third party payers to reimburse all or part of the cost of the healthcare product. Such third party payers include Medicare, Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third party payers are increasingly attempting to contain the costs of healthcare products and services by limiting both coverage and the level of reimbursement for new and existing products and services. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop.
In addition to the potential negative impact on our revenue due to future cost containment efforts, if Medicare reimbursement rates for certain home health equipment are reduced for the calendar year 2008 or 2009, the Company will be obligated to repay a portion of the proceeds received from its sale of the Florida and Colorado home health equipment operations in September 2007. The potential purchase price adjustment depends on in what calendar year the legislation is enacted and the number of months that the new legislation would provide for reimbursement. The maximum amount will be $1,000,000 if the number of months is reduced to 18 months or lower during 2008.
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
The markets in which we operate are highly competitive and we may be unable to compete successfully against competitors with greater resources.
The Company competes in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could harm our net revenue and results of operations. Many of the Company’s competitors and potential competitors relative to the Company’s products and services in the areas of home health equipment, and oxygen and respiratory services, have more capital, substantial marketing, and technical resources than does the Company. These competitors include: on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMO’s or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than the Company to emerging market changes or changes in customer needs. In addition, certain of our competitors may have or may obtain significantly greater financial and marketing resources than we may have. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or clients. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our home health equipment, mail order pharmacy and related businesses.
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
The market price of our common stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The closing price of our common stock, as quoted by the American Stock Exchange (AMEX) beginning July 3, 2006 through June 13, 2008, has fluctuated from a low of $0.60 to a high of $3.48. From June 2, 2007 through June 13, 2008, our common stock has fluctuated from a low of $0.60 to a high of $1.49. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
Resale of our securities by any holder may be limited and affected by state blue-sky laws, which could adversely affect the price of our securities and the holder’s investment in our Company.
Under the securities laws of some states, shares of common stock and warrants can be sold in such states only through registered or licensed brokers or dealers. In addition, in some states, warrants and shares of common stock may not be sold unless these shares have been registered or qualified for sale in the state or an exemption from registration or qualification is available and is complied with. The requirement of a seller to comply with the requirements of state blue sky laws may lead to delay or inability of a holder of our securities to dispose of such securities, thereby causing an adverse effect on the resale price of our securities.
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
Approximately 22.2 million warrants to purchase 22.2 million shares of our common stock are issued and outstanding as of March 31, 2008. The market price of our common stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the common stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We have granted stock options to certain management employees and directors as compensation, which may depress our stock price and result in dilution to our common security holders.
As of March 31, 2008, options to purchase approximately 1.9 million shares of our common stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved). The market price of our common stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the common stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
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
Pursuant to the purchase agreements relating to the JASCORP, LLC acquisition entered into in July 2007, the Company guaranteed the stock price at the one-year anniversary date of the acquisition. If our future stock price at the first anniversary date of the JASCORP, LLC acquisition is below the guaranteed price, then the Company is obligated to “true up” the difference in either common stock or cash or a combination thereof, at the Company’s sole discretion.
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
The amount of the Company’s aggregate “true up” obligation is dependent on the closing price of the Company’s common stock on a future date specified in each of the referenced transactions. Based on the closing price of the Company’s common stock as of March 31, 2008 of $0.86 per share, the Company’s total aggregate obligation would be a maximum of $236,000 (274,343 shares at a true-up price of $0.86 per share).
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
We rely upon our affiliated agencies to sell our staffing and home care services and on our internal sales force to sell our home health equipment and pharmacy products. Arcadia Services’ affiliated agencies are owner-operated businesses. The office locations maintained by our affiliated agencies are listed on the Company’s website. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which state performance requirements of the affiliated agencies. Our affiliated agencies and internal sales force operate in particular defined geographic regions. Our employees provide the services to our customers and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents, which could cause our operating costs to increase and our sales to fall in the interim.
Our financial results could suffer if the goodwill and other intangible assets we acquired in our acquisition of PrairieStone Pharmacy, LLC become impaired.
Primarily as a result of our acquisition of PrairieStone Pharmacy, LLC in February 2007, approximately 58% of our total assets are goodwill and other intangibles as of March 31, 2008, of which approximately $33.5 million is goodwill and $24.3 million is other intangibles. In accordance with the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. When we perform impairment tests, the carrying value of goodwill or other intangible assets could exceed its implied fair value and would, therefore, require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results.
We have a history of operating losses and negative cash flow that may continue into the foreseeable future.
We have a history of operating losses and negative cash flow, although more recently in the last six months ended March 31, 2008, the Company has achieved positive cash flow. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and could adversely affect our ability to meet the financial covenants contained in our credit agreement with our financial institution. Further, if we continue to incur operating losses and negative cash flow, we may have to implement significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. Our acquisitions may not create the benefits and results we expect, adversely affecting our strategy to achieve profitability. To achieve profitability, we will also need to, among other things, effectively integrate our acquisitions, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
We may not be able to meet the financial covenants contained in our credit facilities, and we may not be able to obtain waivers for such violations.
Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. As of March 31, 2008, the Company was not in compliance with certain financial covenants in its line of credit with ABDC, however, ABDC granted the Company a waiver of all instances of non-compliance as of March 31, 2008. See Note 7 to the Company’s Consolidated Financial Statements under Item 8 of this Report for additional information. If there are future covenant violations and we do not receive a waiver for such future covenant violations, then our lenders could declare a default under the applicable credit facility and, among other actions, increase our borrowing costs and demand the immediate repayment of the applicable credit facility. If such demand is made and we are unable to refinance the applicable credit facility or obtain an alternative source of financing, such demand for repayment could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
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
In September 2007, we sold our Florida and Colorado home health equipment businesses. We will continue to evaluate the potential disposition of additional assets and businesses that are not profitable or are no longer consistent with our strategic objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. There is also a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Conversely, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and, therefore, may have potentially sacrificed enterprise value.
Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.
Recent federal legislative changes contain provisions that will directly impact reimbursement for some of the products supplied by the HHE segment, including oxygen equipment. Changes implemented by the Centers for Medicare and Medicaid Services (“CMS”) include the Medicare, Medicaid and SCHIP Extension Act of 2007; the Deficit Reduction Act of 2005; and the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The most significant changes for our HHE segment include (a) establishment of competitive bidding areas (“CBA’s”) for certain HHE products, starting in 10 metropolitan statistical areas (“MSAs”) in 2008 and extending to additional MSAs in 2009 and beyond; (b) quality standards and accreditation requirements for participants in the competitive bidding program; (c) capped rental payments limiting the period of time for which the Company may be reimbursed for oxygen equipment supplied to its customers to 36 months; and (d) reductions in the reimbursement levels for certain inhalation drugs. The Company is evaluating the impact of these changes on its existing business, which may include a reduction in revenues or margins, or both. While these changes are not expected to have a material adverse change on the net revenues, operating income and cash flows of the HHE segment in fiscal 2009 as compared to fiscal 2008, the impact of these and possible future legislative changes could have a material adverse impact on the net revenues, operating income and cash flow of the HHE segment in future periods.
For each CBA, CMS will conduct a competition under which providers will submit bids to supply certain covered items of HHE. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are less than would be paid under current Medicare fee schedules, and contracts will be re-bid at least every three years. CMS will be required to award at least five contracts in each CBA for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. If there are fewer than five suppliers bidding, however, then at least two contract suppliers must be selected for that particular CBA. CMS may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a CBA.
On April 2, 2007, CMS issued its final rule implementing the first round of the competitive bidding program in ten of the largest MSA’s across the country, applying initially to ten categories of HHE and medical supplies. CMS announced the winning suppliers in March 2008. We were not a winning supplier of the product categories for which we submitted bids. While the Company does not expect the impact to be material this year, it could have adverse impact in future years depending on the outcome of competitive bids.
On January 8, 2008, CMS announced the next 70 MSAs and the applicable product categories for the second round of the competitive bidding program for certain HHE products under Medicare Part B. CMS has stated that it plans to announce the specific zip codes included in each of the respective MSA for the second round of competitive bidding during the second quarter of 2008. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to round two of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.
Several anti-takeover measures under Nevada law could delay or prevent a change of our control, despite such change of control being in the best interest of he holders of our shares of Common Stock.
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
We may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals.

In some instances, we are required to indemnify our hospital and healthcare facility clients against some or all of these risks. A failure of any of our employees or temporary healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. We maintain a general liability insurance policy for losses. Our general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
Our corporate headquarters and administrative support offices are located in Indianapolis, Indiana and Southfield, Michigan, respectively. We operate on a national basis with a presence in 21 states and over 90 locations as of March 31, 2008. All facilities are leased and have lease expiration dates ranging from 2008 to 2014. As we continue to grow DailyMed™, the patented and patent pending compliance packaging medication system, we anticipate the need for additional facilities to meet future demand. As of March 31, 2008, we have two material operating leases which include our corporate headquarters and the Southfield administrative support offices.
We do not own any real estate.
ITEM 3. LEGAL PROCEEDINGS
We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the quarter ended March 31, 2008.
Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Fiscal Year Ended March 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$1.30	$2.34	$1.24	$2.05
Low	$0.46	$0.73	$0.61	$1.08

	Fiscal Year Ended March 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter (1)	1st Quarter
High	$2.37	$3.38	$3.48	$3.29
Low	$1.77	$2.06	$2.19	$2.14

(1)	On July 3, 2006, the Company became listed on the AMEX and changed its stock symbol to “KAD.”

There is no established market for our warrants to purchase common stock. The Company’s warrants are not quoted by the AMEX, nor are they listed on any exchange. We do not expect our warrants to be quoted by the AMEX or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of, our warrants.
There are approximately 317 record holders of our Common Stock as of June 2, 2008. The number of record holders of our Common Stock excludes an estimate of the number of beneficial owners of Common Stock held in street name, totaling approximately 71 million shares. The transfer agent and registrar for our Common Stock is National City Bank, 629 Euclid Avenue, Suite 635, Cleveland, Ohio 44114 (216-222-2537).
We have never paid cash dividends on our common shares, and we do not anticipate that we will pay dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board may deem relevant at that time.
The information presented in Item 9B of this Report pertaining to sales of unregistered equity securities is incorporated herein by this reference. The information presented in Item 12 of this Report regarding compensation plans under which equity securities of the Company are authorized for issuance is incorporated herein by this reference.
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated summary financial data is set forth in the table below. Results for the period from April 1, 2004 to May 9, 2004 and the year ended March 31, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for the years ended March 31, 2008, 2007 and 2006 and for the period from May 10, 2004 to March 31, 2005 are those of the Successor entity as described below subsequent to the reverse merger transaction. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
The “Predecessor” entity is Arcadia Services, Inc. and its subsidiaries. On May 7, 2004, RKDA acquired Arcadia Services, Inc. This acquisition, which preceded the RKDA reverse merger, was accounted for as a purchase transaction. The “Successor” entity is the combined company resulting from the RKDA reverse merger, including “old” Critical Home Care, Inc., RKDA, Arcadia Services and its subsidiaries, Arcadia RX and all other entities purchased subsequent to the reverse merger through March 31, 2008. Results for periods up to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for periods after May 10, 2004 are those of the Successor entity as described above subsequent to the reverse merger transaction.

	Successor				Predecessor
				Period	Period
				from May	from April
	Year Ended	Year Ended	Year Ended	10, 2004 to	1, 2004 to	Year Ended
	March 31,	March 31,	March 31,	March 31,	May 9,	March 31,
	2008	2007	2006	2005	2004	2004

Revenues, net	$150,982	$143,694	$128,331	$95,855	$9,487	$78,359
Cost of revenues	101,248	98,713	86,729	67,050	6,906	56,205

Gross profit	49,734	44,981	41,602	28,805	2,581	22,154
Selling, general and administrative expenses	54,282	53,201	40,553	32,264	2,102	18,424
Depreciation and amortization	3,605	1,710	2,105	1,458	—	—
Goodwill and intangible asset impairment	—	19,994	—	707	16	—

Operating income (loss)	(8,153)	(29,924)	(1,056)	(5,624)	463	3,730
Other income (expenses):
Interest expense (income), net	4,317	3,574	2,457	2,174	—	(2)
Other	129	(2)	—	(87)	—	—

Total other expenses (income)	4,446	3,572	2,457	2,087	—	(2)
Income (loss) from continuing operations before income taxes	(12,599)	(33,496)	(3,513)	(7,711)	463	3,732
Current income tax expense	535	138	119	186	—	—

Income (loss) from continuing operations	(13,134)	(33,634)	(3,632)	(7,897)	463	3,732

Discontinued operations:
Loss from discontinued operations	(7,876)	(10,138)	(1,079)	—	—	—
Net loss on disposal	(2,388)	—	—	—	—	—

	(10,264)	(10,138)	(1,079)	—	—	—

NET INCOME (LOSS)	$(23,398)	$(43,772)	$(4,711)	$(7,897)	$463	$3,732

Pro forma income tax expense from tax status change	—	—	—	—	$158	$1,269
Pro forma income after income tax from tax status change	—	—	—	—	$305	$2,463

Basic and diluted pro forma income per share:					$0.32	$2.60

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.11)	$(0.37)	$(0.04)	$(0.11)	$0.49	$3.94
Loss from discontinued operations	(0.08)	(0.11)	(0.02)	—	—	—

	$(0.19)	$(0.48)	$(0.06)	$(0.11)	$0.49	$3.94
Weighted average number of basic and diluted common shares outstanding	122,828	91,433	83,834	72,456	948	948

	Successor				Predecessor
	2008	2007	2006	2005	2004

Balance Sheet Data:
Total current assets	$36,042	$41,925	$32,322	$24,536	$13,612
Working capital	24,875	2,204	19,734	10,032	9,069
Total assets	99,415	117,228	85,151	55,593	17,203
Total long-term debt, including current maturities	39,351	45,899	19,772	22,825	430
Total liabilities	49,618	63,144	28,107	30,071	4,973
Total stockholders’ equity	49,797	54,084	57,044	25,522	12,230

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
Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries and when we refer to 2008, 2007 and 2006, we mean the twelve month period then ended March 31, unless otherwise provided.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing, if necessary, and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) our ability to successfully integrate acquisitions; (14) the ability of our new management team to successfully pursue our business plan; and (15) other unforeseen events that may impact our business; Also, please see the Risk Factors outlined earlier in this Form 10-K.
Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. Beginning in October 2007, the Company operates in two complementary business groups: Home Health Care/Staffing and Pharmacy/Medication Management. These two business groups operate in three reportable business segments: In-Home Health Care Services (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources.
The Company consolidated and relocated its corporate headquarters to Indianapolis, Indiana in 2007. The Company conducts its business from 90 facilities located in 21 states. The Company operates pharmacies in Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
Growth Strategy

The Company is focused on organic growth of its home health products and services, staffing and specialty pharmacy businesses. With the launch of its proprietary DailyMed™ medication management system, the Company believes it will experience the largest organic growth (both in percentage and revenue terms) in the Pharmacy business segment. In addition to organic growth, the Company will consider acquisition opportunities in the specialty pharmacy and home care markets, as capital availability permits.
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
Revenue Recognition
In general, the Company recognizes revenue when all revenue recognition criteria are met, which typically is when:
•	Evidence of an arrangement exists;

•	Services have been provided or goods have been delivered;

•	The price is fixed or determinable; and

•	Collection is reasonably assured.
Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on rental or sales prices established with the client or its insurer prior to delivery.
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
Allowance for Doubtful Accounts and Contractual Allowances
The Company reviews its accounts receivable balances on a periodic basis. The provision for contractual allowances is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor. Management bases its estimates for the contractual allowance on the reimbursement rates established by the payor, the contracted rate with other third party payors or the historical experience when a specific contracted rates is not available.
Provisions for doubtful accounts are primarily based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectability of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.
Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts noted above.
Goodwill and Intangible Assets
The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the over the fair value of the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested for impairment annually in the fourth quarter and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value.
We assess goodwill related to reporting units for impairment and write down the carrying amount of goodwill as required. As of March 31, 2008, we have five distinct reporting units as follows: Services, HHE, HHE Catalog, Pharmacy and Pharmacy Software. Each reporting unit represents a distinct business unit that offers different products and services. Segment management monitors each unit separately.
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
SFAS No. 142 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Internal Revenue Code Section 382 rules limit the utilization of net operating losses following a change in control of a company. It has been determined that a change in control of the Company took place at the time of the reverse merger in 2004. Therefore, the Company’s ability to utilize certain net operating losses generated by Critical Home Care will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the respective net operating losses. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time as they are considered more likely than not to be realized.

Fiscal Year Ended March 31, 2008 Compared to the Fiscal Year Ended March 31, 2007
Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2008	2007

Revenues, net	$150,982	$143,694
Cost of revenues	101,248	98,713

Gross profit	49,734	44,981

Selling, general and administrative expenses	54,282	53,201
Depreciation and amortization	3,605	1,710
Goodwill and intangible asset impairment	—	19,994

Total operating expenses	57,887	74,905

Operating loss	(8,153)	(29,924)
Other expenses	4,446	3,572

Net loss before income tax expense	(12,599)	(33,496)
Income tax expense	535	138

Net loss from continuing operations	$(13,134)	$(33,634)

Weighted average number of shares — basic and diluted	122,828	91,433
Net loss from continuing operations per share — basic and diluted	$(0.11)	$(0.37)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profits by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$122,707	81.3%	$121,505	84.6%	$1,202	1.0%
Home Health Equipment	21,548	14.3%	18,117	12.6%	3,431	18.9%
Pharmacy	6,727	4.5%	4,072	2.8%	2,655	65.2%

	150,982	100.0%	143,694	100.0%	7,288	5.1%

Cost of revenues:
Services	90,273		89,386		887	1.0%
Home Health Equipment	6,704		6,955		(251)	-3.6%
Pharmacy	4,271		2,372		1,899	80.1%

	101,248		98,713		2,535	2.6%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	32,434	26.4%	32,119	26.4%	315	1.0%
Home Health Equipment	14,844	68.9%	11,162	61.6%	3,682	33.0%
Pharmacy	2,456	36.5%	1,700	41.7%	756	44.5%

	$49,734	33.0%	$44,981	31.3%	$4,753	10.6%

The expansion of the HHE and the Pharmacy operations resulted in combined $6.1 million increase in net revenue for the fiscal year ended March 31, 2008 when compared to the fiscal year ended March 31, 2007. The revenue mix is expected to continue to change, with more revenue projected from the Pharmacy segment due to the launch of our proprietary DailyMed™ medication management system. The Services segment revenue remains the largest revenue source for the Company. The cost of revenues in the Services segment is primarily employee costs. The costs of revenue in the HHE and Pharmacy segments are largely the cost of products and medication sold to patients, as well as, to a lesser extent, the services provided to patients and supplies used in the delivery of other rental products. The HHE segment cost of revenues includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
The revenue and gross margins in the Services segment remained relatively flat during the year ended March 31, 2008 compared to the year ended March 31, 2007. The Service segment represents in excess of 80% of the Company’s total revenue. Market conditions in certain of the Services segment, including per diem medical staffing, were soft in most of our markets in fiscal 2008.
The increase in the HHE segment revenues for continuing operations for the fiscal year ended March 31, 2008 reflects a full year of revenue from certain HHE businesses acquired in fiscal 2007 as well as our focus on growing the remaining HHE locations. Additionally, management’s efforts to successfully resolve the fiscal year 2007 licensure issues resulted in reduced contractual adjustments, which led to an increase in revenues and gross margins during the fiscal year ended March 31, 2008.
The Pharmacy segment for the fiscal year ended March 31, 2008 includes a full year of operations from our PraireStone acquisition, which was acquired in February 2007, and almost three quarters of operations for JASCORP, LLC (“JASCORP”), which was acquired in July 2007 (see Note 4 to the Company’s Consolidated Financial Statements under Item 8 of this Report). The increase in gross margins is primarily due to the higher margins being generated from the pharmacy software revenue subsequent to the JASCORP acquisition. The increase in gross profit is consistent with the increase in revenues.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$27,764	51.1%	$26,684	50.2%	$1,080	4.0%
Home Health Equipment	14,457	26.6%	17,125	32.2%	(2,668)	-15.6%
Pharmacy	3,608	6.6%	680	1.3%	2,928	430.6%
Corporate	8,453	15.6%	8,712	16.4%	(259)	-3.0%

	$54,282	100.0%	$53,201	100.0%	$1,081	(2.0%)

The increase in the Services segment selling, general and administrative expense was due to the increase in employee costs subsequent to the closure of the Orlando, Florida administrative support office in November 2007 as certain functions were transferred to the Services administrative support office in Southfield, Michigan.
The decrease in the HHE segment selling, general and administrative expense was primarily due to the closure of the Orlando, Florida administrative support office in November 2007 and the reduction of bad debt expense. As mentioned previously, the Company consolidated its HHE support function, which was previously located in Orlando, Florida, with the Services support function located in Southfield, Michigan. This consolidation resulted in decreased employee and location costs in the HHE segment. Management accumulates the support function costs in the Services segment. During fiscal 2007, the Company recognized significant amounts of bad debt expense subsequent to the acquisition and integration of various HHE businesses. During the year ended March 31, 2008, the Company resolved many of these integration and collection issues and, as a result, decreased the bad debt expense by approximately $800,000.
The increase in the Pharmacy segment selling, general and administrative expense reflects the full year of expenses subsequent to the PrairieStone acquisition in February 2007 as well approximately nine months of expenses subsequent to the JASCORP acquisition in July 2007. The increase also highlights the Company’s investment in the infrastructure that will be necessary to support the anticipated growth in the Pharmacy segment during fiscal 2009.
The decrease in Corporate selling, general and administrative expense is due to reductions in workers’ compensation expense and legal fees, partially offset by increases in other professional fees. During the last two years, management has focused efforts on reducing workers’ compensation claims. These efforts resulted in reductions in premiums as well as the refund of certain amounts previously paid. During fiscal 2008, the Company hired an in-house general counsel. Subsequent to this hire, outside legal fees decreased significantly. The increase of other professional fees reflects the fact that a significant amount of the audit and Sarbanes-Oxley 404 administration costs associated with the fiscal 2007 were incurred and expensed during the first quarter of fiscal 2008.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation — cost of revenues	$2,140	$2,095	$45	2.1%

Depreciation and amortization of property and equipment	$1,383	$862	521	60.4%
Amortization of acquired intangible assets	2,222	848	1,374	162.0%

Depreciation and amortization — operating expense	$3,605	$1,710	$1,895	110.8%

Depreciation expense included in cost of revenues increased by approximately 2% during the year ended March 31, 2008 compared to the prior year. This depreciation relates to the increase in equipment rented to patients in the HHE segment.

Depreciation and amortization of property and equipment increased by approximately $521,000 during the year ended March 31, 2008 compared to the prior year. This increase reflects the depreciation associated with the software and equipment acquired in conjunction with the PrairieStone and JASCORP acquisitions as well as the new ERP software which the Company converted to in late fiscal 2007. Net property and equipment at March 31, 2008 of approximately $6.0 million is significantly less than the March 31, 2007 balance of $12.6 million. The decrease in property and equipment was due to the disposal and write down of fixed assets in conjunction with the discontinued operations, and the depreciation expense associated with these assets is included in discontinued operations in the consolidated statements of operations.
Amortization of acquired intangible assets increased by $1.4 million during the year ended March 31, 2008 due to a full year of amortization expense recognized for the intangible assets associated with the various business acquisitions made during the year ended March 31, 2007, most significantly the acquisition of PrairieStone in February 2007.
Goodwill and Intangible Asset Impairment
The Company recognized approximately $20.0 million in goodwill and intangible asset impairment during the year ended March 31, 2007, and no impairment expense was recognized during the year ended March 31, 2008. The fiscal 2007 impairment is described in detail in the “Fiscal Year Ended March 31, 2007 Compared to Year Ended March 31, 2006” section below.
Interest Expense and Income
The following table summarizes interest expense and income for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Interest expense	$4,395	$3,625	$770	21.2%
Interest income	(78)	(51)	(27)	52.9%

	$4,317	$3,574	$743	20.8%

The $770,000 increase in interest expense for the year ended March 31, 2008 was primarily due to a significant amount of interest bearing liabilities (lines of credit, long-term obligations and capital leases) outstanding during the first two quarters of the fiscal year. The Company had $46.9 million of interest bearing liabilities outstanding as of March 31, 2007 compared to $39.4 million at March 31, 2008, which includes the additional $5.0 million of financing received on March 31, 2008. The Company had a quarterly average balance of interest bearing liabilities of $43.3 million as of June 30, 2007 (includes the beginning balance at March 31, 2007) compared to a $37.1 million average balance of interest bearing liabilities for the third and fourth quarters of fiscal 2008, a 14.4% decrease. The Company used a portion of the proceeds from the May 2007 equity financing as well as the September 2007 business disposals to pay down outstanding debt.
Income Taxes
Income tax expense was $535,000 for the year ended March 31, 2008 compared to $138,000 for the year ended March 31, 2007, an increase of $397,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. Additionally, the State of Michigan changed the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. As previously discussed, the cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.
Due to the Company’s losses in recent years, it has paid nominal federal income taxes. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $19.2 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $43.3 million that expires at various dates through 2028. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.

Loss from Discontinued Operations
During the year ended March 31, 2008, the Company completed the sale of its retail Sears operations, HHE Florida operations, HHE Colorado operations and closed underperforming HHE facilities in other states. In addition, the Company ceased its Clinic operations, retail Wal-Mart operations and Florida pharmacy operations. The loss from discontinued operations for the year ended March 31, 2008 was $10.3 million. This loss included the loss from the discontinued operations of $7.9 million and the net loss on disposal of $2.4 million. The loss from discontinued operations for the year ended March 31, 2007 was $10.1 million.
Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006
Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2007	2006

Revenues, net	$143,694	$128,331
Cost of revenues	98,713	86,729

Gross profit	44,981	41,602

Selling, general and administrative expenses	53,201	40,553
Depreciation and amortization	1,710	2,105
Goodwill and intangible asset impairment	19,994	—

Total operating expenses	74,905	42,658

Operating loss	(29,924)	(1,056)
Other expenses	3,572	2,457

Net loss before income tax expense	(33,496)	(3,513)
Income tax expense	138	119

Net loss from continuing operations	$(33,634)	$(3,632)

Weighted average number of shares — basic and diluted	91,433	83,834
Net loss from continuing operations per share — basic and diluted	$(0.37)	$(0.04)

Revenues, Cost of Revenues, and Gross Profit
The following table summarizes revenues, cost of revenues and gross profits by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2007	Revenue	2006	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$121,505	84.6%	$110,151	85.8%	$11,354	10.3%
Home Health Equipment	18,117	12.6%	15,824	12.3%	2,293	14.5%
Pharmacy	4,072	2.8%	2,356	1.8%	1,716	72.8%

	143,694	100.0%	128,331	100.0%	15,363	12.0%

Cost of revenues:
Services	89,386		80,340		9,046	11.3%
Home Health Equipment	6,955		4,650		2,305	49.6%
Pharmacy	2,372		1,739		633	36.4%

	98,713		86,729		11,984	13.8%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	32,119	26.4%	29,811	27.1%	2,308	7.7%
Home Health Equipment	11,162	61.6%	11,174	70.6%	(12)	-0.1%
Pharmacy	1,700	41.7%	617	26.2%	1,083	175.5%

	$44,981	31.3%	$41,602	32.4%	$3,379	8.1%

Net revenue increased by $15.3 million, or 12%, primarily due to strong growth in the Services operations. The revenue mix continues to change, however, the Services segment revenue remains the largest revenue source for the Company. The cost of revenues in the Services segment are primarily employee costs. The costs of revenue in the HHE and Pharmacy segments are largely the cost of products and medication sold to patients, as well as, to a lesser extend, the services provided to patients and supplies used in the delivery of other rental products. The HHE segment cost of revenues includes the depreciation of patient rental equipment (discussed below).
The increase in Services’ revenue was primarily due to organic growth which was fairly consistent with prior year growth rates. The Services segment revenues as a percentage of total Company revenues decreased from 85.8% for the year ended March 31, 2006 to 84.6% for the year ended March 31, 2007. This decrease reflects the Company’s emphasis on growing the HHE and Pharmacy segments and as a result of the acquisitions during the 2007 fiscal year. The Services segment gross profit percentage remained fairly consistent in the year ended March 31, 2007 at 26.4% compared to 27.1% for the year ended March 31, 2006.
The increase in the HHE revenues was primarily due to the acquisitions of Alliance Oxygen and Medical Equipment, Inc. (July 2006) and Lovell Medical Equipment, Inc. (August 2006) during the 2007 fiscal year. Additionally, a full year of revenue was generated from certain HHE segment acquisitions during the 2006 fiscal year, specifically O2 Plus (November 2005) and Remedy Therapeutics, Inc. (January 2006). The HHE revenue as a percentage of total Company revenues remained relatively the same for the fiscal years ended March 31, 2007 and 2006, as adjusted for discontinued operations. The HHE gross profit percentage decreased from 70.6% for the year ended March 31, 2006 to 61.6% for the year ended March 31, 2007, primarily due to the costs of goods increase of $2.3 million due to the first full year of operations of acquisitions and the related costs of goods purchased to assimilate the acquisitions into our operations.
The increase in Pharmacy revenues was primarily due to the increase of revenues generated from the existing mail order pharmacy operations of the Company as well as the immaterial revenue generated subsequent to the PrairieStone acquisition in February 2007. The Pharmacy segment gross profits increased from 26.2% for the fiscal year ended March 31, 2006 to 41.7% for the fiscal year ended March 31, 2007, in part due to the acquisition of PrairieStone.

Selling, General and Administrative Expenses
The following table summarizes selling, general and administrative expenses by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2007	SG&A	2006	SG&A	(Decrease)	(Decrease)

Services	$26,684	50.2%	$24,271	59.9%	$2,413	9.9%
Home Health Equipment	17,125	32.2%	10,920	26.9%	6,205	56.8%
Pharmacy	680	1.3%	959	2.4%	(279)	-29.1%
Corporate	8,712	16.4%	4,403	10.9%	4,309	97.9%

	$53,201	100.0%	$40,553	100.0%	$12,648	31.2%

The increase in the HHE segment selling, general and administrative expense was primarily due to a full year of expenses subsequent to the ten business acquisitions during the 2006 fiscal year, two acquisitions during the 2007 fiscal year, as well as an increase in bad debt expense related to the transition of the acquired businesses into the Company and an increase in headcount in existing locations as management focused on sales efforts to grow the HHE segment.
The increase in Corporate selling, general and administrative expense was primarily due to severance compensation for the Company’s former COO, consulting expenses relating to the first-year Sarbanes-Oxley 404 efforts, increased professional fees and other increases for certain headcount as well as costs surrounding the implementation of the Company’s ERP system implemented during the third and fourth quarters of fiscal year 2007.

The increase in the Services segment selling, general and administrative expense relates to an overall increase in headcount for sales, operations and certain back office and support functions. These increases were part of management’s efforts to increase the revenue of the segment.
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
Depreciation and Amortization Expense
The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)

Depreciation — cost of revenues	$2,095	$906	$1,189	131.2%

Depreciation and amortization of property and equipment	$862	$649	$213	32.8%
Amortization of acquired intangible assets	848	1,456	(608)	-41.8%

Depreciation and amortization — operating expense	$1,710	$2,105	$(395)	-18.8%

The increase reflects the significant increase in equipment rented by the HHE segment, which is consistent with the growth in the HHE segment revenue and number of locations due the acquisitions discussed above. The amount of rental equipment owned by the Company increased by approximately $3.4 million during the year ended March 31, 2007. Rental equipment is depreciated over five years.
Depreciation and amortization of property and equipment increased by approximately $213,000 during the year ended March 31, 2007 compared to the prior year. This increase reflects the depreciation associated with the software and equipment acquired in conjunction with the various acquisitions noted above.
Amortization of acquired intangible assets decreased by $608,000 during the year ended March 31, 2007, primarily due a decrease in amortization expenses related to comparable locations included continuing operations year over year. Certain intangible assets’ amortization completed during fiscal year 2007 or reduced based on the amortization rates from fiscal year 2006.
Goodwill and Intangible Asset Impairment
Goodwill and intangible assets are tested for impairment at least annually in the fourth quarter after the annual forecasting process is completed. Based on the impairment analysis performed in March 2007, a goodwill and intangible asset impairment expense included in continuing operations of $20.0 million was recognized in the HHE reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows.
Interest Expense and Income
The following table summarizes interest expense and income for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)

Interest expense	$3,625	$2,523	$1,102	43.7%
Interest income	(51)	(66)	15	-22.7%

	$3,574	$2,457	$1,117	45.5%

The increase in interest expense is due to the increase in total interest bearing liabilities (lines of credit, long-term obligations, and capital leases) during the year ended March 31, 2007. As of March 31, 2007, the total balance of interest bearing liabilities was $46.9 million compared to $19.8 million at March 31, 2006, an increase of $27.1 million. The average balance of interest bearing liabilities (computed based on the balance at each year end divided by two) for the year ended March 31, 2007 was $33.4 million compared to $21.3 million for the year ended March 31, 2006, an increase of $12.1 million or 56.8%. Borrowings from Jana Master Fund, Ltd. totaling $19.6 million incurred during the year ended March 31, 2007 represent the primary reason for the net increase in interest bearing liabilities. These funds were primarily used for the HHE segment acquisitions.
Income Tax Expense
Income tax expense was $138,000 for the year ended March 31, 2007 compared to $119,000 for the year ended March 31, 2006, an increase of $19,000 or 16.3%. Due to the Company’s losses in recent years, it has paid nominal federal income taxes. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $14.3 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $17.2 million that expires at various dates through 2027. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $770,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Liquidity and Capital Resources
The Company has grown primarily through acquisition since its reverse merger in May 2004 and has incurred operating losses since that time. For the year ended March 31, 2008, the Company incurred net losses of $23.4 million, of which $13.1 million represents losses from continuing operations. For the year ended March 31, 2007, the Company incurred a net loss of $43.8 million, which included a $20.0 million goodwill and intangible impairment charge primarily relating to the HHE segment. During the years ended March 31, 2008 and 2007, the Company used approximately $7.1 million and $13.8 million, respectively, of cash in operations. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
A new executive management team was assembled during fiscal 2008 including a new Chief Executive Officer, Chief Financial Officer, General Counsel and Executive Vice Presidents of Operations and Sales and Marketing. This team created a new vision for the Company, “Keeping People at Home and Healthier Longer”, focusing management efforts in the Home Health Care and Pharmacy marketplaces. As a result, during the first six months of fiscal 2008, the Company sold or ceased operations of certain locations and lines of business that were under performing or did not complement the Company’s vision. These operations are included in “discontinued operations” in the accompanying statements of operations. Subsequent to the elimination of these operations, management delivered improved financial results in the second half of fiscal 2008, including positive cash flow and improved profitability from continuing operations.
With the divestiture of certain underperforming and non-core lines of business complete, management is now focused on execution of the Company’s fiscal 2009 plan. The overall size of the senior management team has been reduced to align the cost structure with profitability targets, and management responsibilities have been restructured to ensure clear accountability for delivering planned results. Management has implemented a company-wide performance based bonus plan in lieu of annual merit increases resulting in excess of $1 million in variable versus fixed payroll expense and an increased focus from all employees on achieving results at a local level. In addition, management has undertaken on-going cost reduction efforts designed to significantly reduce selling, general and administrative expenses as a percentage of revenue.
Management’s plan for fiscal 2009 anticipates continued reductions in operating expenses as well as increased revenues, primarily in the Pharmacy segment. On March 31, 2008, the Company raised $5.0 million in financing and at March 31, 2008, the Company had approximately $6.4 million in cash and cash equivalents. Management believes that this additional cash will provide the Company with adequate resources necessary to implement its DailyMed™ pharmacy plan while its core home health care, home health equipment and staffing operations generate positive cash flow and improved operating efficiencies.
Management continuously explores alternatives for raising additional capital for growth opportunities, if necessary and/or if the terms are considered attractive. As of March 31, 2008, the Company had $39.4 million in short and long-term obligations and 133.1 million shares of common stock outstanding. Management endeavors not to increase the Company’s debt level or further dilute the Company’s current shareholders unless either of these actions improves the Company’s ability to provide long-term value to its shareholders.
The Company’s primary need for liquidity and capital resources is to execute its strategic initiatives, which in the near-term includes growth of the Pharmacy operations, specifically relating to DailyMed™, through government programs, national marketing efforts and cross-selling opportunities. In addition, the Company will continue to explore possible acquisitions that could expand product offerings and increase it customer base.
Working capital, which represents current assets less current liabilities, was $24.8 million at March 31, 2008.
The following summarizes the Company’s cash flows for the fiscal years ended March 31, (in thousands):

	2008	2007	2006

Net loss	$(23,398)	$(43,772)	$(4,711)
Net cash used in operating activities	(7,121)	(13,779)	(7,385)
Net cash provided by (used in) investing activities	4,000	(15,867)	(16,744)
Net cash provided by financing activities	6,478	32,110	23,247
Net change in cash and cash equivalents	3,357	2,464	(882)
Cash and cash equivalents, end of year	$6,351	$2,994	$530
Net cash used in operating activities was $7.1 million and $13.8 million for the years ended March 31, 2008 and 2007, respectively. The decrease in the cash used during the year ended March 31, 2008 was largely due to the Company’s exit from the Clinics operations effective August 2007, as well as focused efforts on reducing selling, general and administrative expenses during fiscal 2008.
Net cash provided by investing activities was $4.0 million for the year ended March 31, 2008 compared to net cash used in investing activities of $15.9 million for the year ended March 31, 2007. Cash provided by investing activities included $5.8 million received upon the sale of the Florida and Colorado HHE operations. Cash used in investing activities included $384,000 used in the purchase of JASCORP, LLC and an additional $1.3 million used to purchase property and equipment. For the year ended March 31, 2007, cash used in investing activities primarily included net cash used for business acquisitions. The amount fluctuated based on the number of acquisitions and the portion of the total consideration paid in cash.
Net cash provided by financing activity was $6.5 million and $32.1 million for the years ended March 31, 2008 and 2007, respectively. The Company has financed its expansion and acquisitions through a combination of debt and equity financing. During the year ended March 31, 2008, the Company raised $12.4 million in a private placement of its common stock and an additional $5.0 million in financing as more fully described below. During the year ended March 31, 2007, the Company raised $32.9 million through a combination of debt and equity financing, including the original $15.0 million debt from Jana Master Fund, Ltd. (“Jana”) and a $9.3 million private placement of common stock in December 2006. The Company paid down approximately $6.0 million of debt (capital lease obligations are excluded) during the year ended March 31, 2008.
In May 2007, the Company sold 11,019,000 shares of common stock at $1.19 per share to various investors in a private placement for aggregate proceeds of $13.1 million. The investors also received a total of 2,755,000 warrants to purchase common stock at $1.75 per share for a period of seven years. In conjunction with this private placement, the Company paid a placement fee of $670,000. A portion of the proceeds were used to pay off $2.6 million of outstanding debt due Jana, the Trinity Healthcare line of credit balance with Comerica Bank of $2.0 million and $1.0 million of the outstanding Comerica Bank line of credit.
As of March 31, 2008, the Company had total short and long-term obligations of $39.4 million, of which $16.4 million was payable to Jana, $15.3 million was payable to Comerica Bank, $2.3 million was payable to AmerisourceBergen Drug Corporation (“ABDC”), and $4.1 million, net of debt discount, was payable to Vicis Capital Master Fund (“Vicis”).
As of March 31, 2008, the Company had total outstanding borrowings under its line of credit agreements of $22.7 million. The Company had fully borrowed against its line of credit with Comerica Bank, which borrowings are contingent on the results of supporting borrowing base calculations, on its line of credit with Jana dated March 31, 2008 and on its line of credit with ABDC. As of March 31, 2008, the Company was not in compliance with certain financial covenants in its line of credit with ABDC, however,

ABDC granted the Company a waiver of all instances of non-compliance as of March 31, 2008. See Note 7 to the Company’s Consolidated Financial Statements under Item 8 of this Report for additional information.
As discussed in the most recent Form 10-Q for the quarterly period ended December 31, 2007, on January 28, 2008, the Company and Jana entered into an amendment to a promissory note dated June 25, 2007, in the original principal amount of $17.0 million (“Original Jana Note”). The interest rate through March 31, 2008 was equal to the one-year LIBOR rate plus 8% or 10.71%. On March 31, 2008, Vicis purchased from Jana $5.0 million of the principal balance of the Original Jana Note with the same terms as the Original Jana Note (the “Vicis Note”). Immediately following the issuance of the Vicis Note, Vicis and the Company agreed to amend the Vicis Note (the “Vicis Amendment”) to provide that (i) beginning with the March 31, 2008 interest payment, interest on the principal balance of the Vicis Note may be paid in cash or by adding the accrued interest to the principal balance of the Vicis Note, at the option of the Company and (ii) the maturity date would be extended from October 1, 2009 to December 31, 2009. As consideration for the Vicis Amendment, the Company and Vicis agreed to amend a Series B-2 Warrant to purchase 3,111,111 shares of common stock held by Vicis, dated September 26, 2005, to (i) modify the exercise price from $2.25 to $1.20 per share, (ii) to provide certain anti-dilution protections for equity issuances by the Company occurring before May 24, 2010 at prices less than $1.19 per share and (iii) to extend the expiration date for the warrant to May 24, 2014. For accounting purposes, the computed value of the re-priced Vicis warrants of $1.2 million was estimated using the Black-Scholes pricing model and represents a debt discount, which will be recognized over the life of the Vicis loan.
On March 31, 2008, Jana directed the Company to issue a $12.0 million amended promissory note, in the name of Jana, having the same terms as the Original Jana Note (the “Amended Jana Note”), and agreed to a modification from the Original Jana Note providing that beginning with the March 31, 2008 interest payment, interest on the principal balance of the Amended Jana Note may be paid in cash or by adding the accrued interest to the principal balance of the Amended Jana Note, at the option of the Company.
On March 31, 2008, Arcadia Products, Inc., a wholly-owned subsidiary of the Company, and Arcadia Products’ subsidiaries (collectively “API”), entered into a revolving line of credit and security agreement with certain affiliates of Jana. The loan agreement, secured by the assets of API, provides the Company with a revolving credit facility of up to $5.0 million and matures on October 1, 2009. Based on the assets of API, the Company may request advances up to an amount equal to (i) 80% of the eligible accounts receivable, plus (ii) 60% of the eligible inventory, plus (iii) 100% of cash and cash equivalent and (iv) 50% of eligible property, equipment and machinery. The interest rate on March 31, 2008 was equal to the one-year LIBOR rate plus 8% or 10.71%. Beginning April 1, 2008, the agreement provides for an annual interest rate of 10%, compounded monthly, which is payable quarterly in arrears in cash or by adding the accrued interest to the principal balance of the loan, at the option of API. All remaining unpaid accrued interest expense and principal will be due on the maturity date. The outstanding balance on the new line of credit was $5.0 million as of March 31, 2008.
Simultaneous with the execution of the line of credit agreement with Jana, the Company terminated its existing line of credit agreement with Presidential Healthcare Credit Corporation.
If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding Jana debt. Specifically, the Company must remit to Jana 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
Net accounts receivable were $24.4 million at March 31, 2008 compared to $26.4 million at March 31, 2007. The Services and HHE segments account for 81% and 17%, respectively, of total accounts receivable at March 31, 2008 compared to 87% and 8% at March 31, 2007.
The integration of acquisitions in the HHE segment during the last two fiscal years has affected the related collection process. Specifically, in certain circumstances, the Company had difficulties obtaining the necessary third-party payer provider numbers after a change in ownership. This resulted in the re-working of the Company’s licensure process, which can take up to a full year depending on the laws and licensure requirements in the state of operations and the various payers involved. In addition to the licensure issues, the Company has experienced difficulties in obtaining the documentation necessary for reimbursement for goods and services provided prior to the applicable acquisition date. More recently, the Company has addressed these operational issues and has experienced improved accounts receivable collections.

The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the year ended March 31, 2008 was as follows:

Medicare	8%
Medicaid/other government	19%
Commercial Insurance	7%
Institution/Facilities	51%
Private Pay	15%
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
As of March 31, 2008, the Company had contractual obligations, in the form of non-cancelable debt and lease agreements, as follows (in thousands):

		Payments due by period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

Operating leases	$4,889	$1,553	$1,894	$972	$470
Capital leases	213	105	105	3	—
Long-term obligations	16,396	545	15,833	18	—
Lines of credit	22,742	250	22,492	—	—
Interest	5,170	3,197	1,973	—	—

Total	$49,410	$5,650	$42,297	$993	$470

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115. SFAS No. 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations. SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed.
SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations. Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are captured as part of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met.
As of March 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, is a set of processes designed by, or under the supervision of, the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of March 31, 2008.
Based on this assessment, we assert that, as of March 31, 2008 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included under the “Report of Independent Registered Public Accounting Firm” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Prior Year Material Weakness. As of March 31, 2007, we did not maintain effective controls over financial reporting because of the following material weaknesses:
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
Additional Controls and Enhanced Procedures. During the fiscal year 2008, we implemented a number of remediation measures to address the material weakness described above. These measures included the following:

•	Additional experienced personnel was hired in the accounting and finance department during the year. New procedures were implemented and internal controls were documented surrounding the month end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations and financial statements.

•	Management implemented a due diligence checklist that encompassed all significant areas of the Company to ensure proper business acquisition controls were followed and documented. Financials transactions and accounting treatment in accordance with generally accepted accounting procedures were documented and approved by senior management.

•	Management enhanced the Company’s methodology on the evaluation of its reserve for doubtful accounts. An analysis was performed using contractual and bad debt adjustments to establish appropriate reserve allocation percentages. Additional controls were implemented to ensure that the contract pricing system was updated on a timely basis. Additionally, the Company resolved its licensure issues with the various governing authorities during the year.

•	The Company consolidated and relocated its corporate headquarters to Indianapolis, Indiana. Previously, senior management was decentralized. The move to one centralized location, which primarily houses the executive management team, has promoted synergies and efficiencies in fostering a solid foundation to implement the Company’s strategy as described in Item 1 of this Report.
Management believes that implementation of these measures have remediated the material weaknesses described above.
Other than as described above, there have not been any changes in our internal control over financial reporting during the forth quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our board of directors, audit committee, audit committee financial expert and is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”
We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers, employees and principal contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s website (www arcadiahealthcare.com). The Company will provide a copy of the Amended and Restated Code of Ethics, without charge, to any person who sends a written request addressed to the Chairman and CEO at Arcadia Resources, Inc. at 9229 Delegates Row, Suite 260 Indianapolis, Indiana 46240. The Company intends to disclose any waivers or amendments to its Amended and Restated Code of Ethics by disclosure on its website (www.arcadiahealthcare.com) rather than in a report on Form 8-K Item 5.05, filing.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the caption “Fees Paid to Independent Registered Auditors” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.	Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2008 and 2007

Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

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

June 13, 2008	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and a Director

June 13, 2008	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 13, 2008	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
President, Chief Executive Officer and Director

June 13, 2008	By:	/s/ John T. Thornton
John T. Thornton
Director

June 13, 2008	By:	/s/ Peter A. Anthony Brusca, M.D.
Peter A. Anthony Brusca, M.D.
Director

June 13, 2008	By:	/s/ Joseph Mauriello
Joseph Mauriello
Director

June 13, 2008	By:	/s/ Russell T. Lund, III
Russell T. Lund, III
Director

June 13, 2008	By:	/s/ Daniel Eisenstadt
Daniel Eisenstadt
Director

Exhibit Index
The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated September 13, 2002, between All Care Medical Products Inc. and Critical
Home Care, Incorporated (9)

3.1	Amended and Restated Articles of Incorporation (26)

3.2	Amended and Restated Bylaws of Arcadia Resources, Inc. (Nov. 7, 2007). (37)

4.1	Amended and Restated Articles of Incorporation Section Regarding Shares of Common Stock (See Exhibit 3.1,
Section 4)

4.2	Amended and Restated By-Laws Article Regarding Capital Stock (See Exhibit 3.2, Article IV) (38)

4.3	Form of Regulation D Class A Common Stock Purchase Warrant (1)

4.4	Class A Warrant issued to John E. Elliott, II (1)

4.5	Class A Warrant issued to Lawrence Kuhnert (1)

4.6	John E. Elliot, II and Lawrence Kuhnert Registration Rights Agreement, dated May 7, 2004 (8)

4.7	Form Note Purchase Agreement (8)

4.8	Jana Warrants, dated March 11, 2004, to purchase 250,000 Shares (8)

4.9	Jana Registration Rights Agreement, dated March 11, 2004 (8)

4.11	Cleveland Overseas Settlement Agreement, dated June 16, 2004 (8)

4.12	Cleveland Overseas Warrant for Purchase of 100,000 Shares of Common Stock (8)

4.13	Cleveland Overseas Registration Rights Agreement, dated February 28, 2003 (8)

4.14	Stephen Garchik Option to Acquire 500,000 Shares, dated February 3, 2004, between Critical Home Care, Inc.
and Jana Master Fund, Ltd. (8)

4.15	Stephen Garchik Registration Rights Agreement, dated February 3, 2004 (8)

4.16	Global Asset Management Settlement Agreement which includes provision regarding registration rights (to be filed by amendment) (8)

4.17	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (8)

4.18	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (8)

4.19	Form of Regulation D Registration Rights Agreement (8)

4.20	Form of stock purchase agreement (7)

4.21	Warrant Purchase and Registration Rights Agreement dated September 26, 2005 (10)

4.22	Warrant Purchase and Registration Rights Agreement dated September 28, 2005 (10)

4.23	Form of B-1 Warrant (10)

4.24	Form of B-2 Warrant (10)

4.25	Private Stock Purchase Agreement SICAV 1 dated November 28, 2005 (22)

4.26	Private Stock Purchase Agreement SICAV 2 dated November 28, 2005 (22)

4.27	Revolving Credit and Security Agreement dated September 26, 2007. (36)

4.28	Jana Master Fund Ltd. Line of Credit and Security Agreement, dated March 31, 2008. (38)

4.29	Amended and Restated JANA Master Fund Ltd. Promissory Note, dated March 31, 2008. (40)

4.30	Vicis Capital Fund Promissory Note, dated March 31, 2008. (40)

4.31	First Amendment to Vicis Capital Fund Promissory Note, dated March 31, 2008. (40)

Exhibit
Number	Description of Exhibit
9.1	Form of Voting Agreement (1)

10.1	2006 Equity Incentive Plan (23)

10.2	Premises lease by and between HomeCare Alliance, Inc. as tenant and Dawson Holding Company as Landlord (4)

10.3	Sublease for premises by and between the Company as tenant and ProHealth Corp. as landlord (5)

10.4	Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care,
Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (1)

10.5	Stock Purchase Agreement dated as of May 7, 2004 by and among RKDA, Inc., Arcadia Services, Inc., Addus
Healthcare, Inc. and W. Andrew Wright (1)

10.6	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and Lawrence Kuhnert. (1)

10.7	Employment Agreement dated May 7, 2004, by and between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.8	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan
Neuman & Nathan P.C. (1)

10.9	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II. (1)

10.10	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (1)

10.11	Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David
Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC. (1)

10.12	Lease of City Center Office Park—South Building (8)

10.13	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common
Stock of Critical Home Care, Inc., dated September 21, 2004 (11)

10.14	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated
September 21, 2004 (11)

10.15	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second
Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (12)

10.16	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (13)

10.17	Stock Purchase Agreement by and among Arcadia Resources, Inc. (“Buyer”), Beacon Respiratory Services, Inc.,
Beacon Respiratory Services of Alabama, Inc., Beacon Respiratory Services of Colorado, Inc., and Beacon
Respiratory Services of Georgia, Inc. (“Companies”), and Rebecca Irish, Ryan Powers and Reid Wilburn
(“Sellers”), dated December 22, 2004 (14)

10.18	Form Stock Purchase Agreement (16)

10.19	Stock Option Agreement dated March 22, 2005 (19)

10.20	Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home
Health Professionals, Inc., and the selling shareholders (7)

10.21	Form of Director Compensation Agreement (30)

10.22	Form of Director Stock Option Agreement (30)

10.23	Form of Stock Grant Agreement dated June 22, 2006 (30)

10.24	Employment Agreement dated March 1, 2007, by and between Arcadia Resources, Inc. and Marvin Richardson. (31)

10.25	Severance and Release Agreement dated February 21, 2007 by and between Arcadia Resources, Inc. and Lawrence
R. Kuhnert (31)

10.26	Limited Liability Company Ownership Interest Purchase Agreement dated January 28, 2007 by and among Arcadia
Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC.
(25)

10.27	Registration Rights Agreement dated February 16, 2007 by and among Arcadia Resources, Inc., PrairieStone
Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC. (31)

Exhibit
Number	Description of Exhibit
10.28	Form of Securities Purchase Agreement from May 2007 Private Placement (31)

10.29	Form of Registration Rights Agreement from May 2007 Private Placement (31)

10.30	Form of Securities Purchase Agreement from December 2006 Private Placement (27)

10.31	Form of Registration Rights Agreement from December 2006 Private Placement (27)

10.32	Form of Restricted Stock Award Agreement (24)

10.33	Form of Stock Option Agreement (24)

10.34	Lynn Fetterman Project Agreement. (25)

10.35	Severance and Release Agreement between Arcadia Resources, Inc. and John E. Elliott, II, dated July 12,
2007. (32)

10.36	Employment Agreement dated February 15, 2007 between PrairieStone Pharmacy, LLC and John J. Brady. (33)

10.37	Employment Agreement dated November 13, 2006 between Care Clinic, Inc. and Harry Travis. (34)

10.38	Amendment to Severance and Release Agreement between Arcadia Resources, Inc. and Lawrence R. Kuhnert, dated
August 29, 2007. (34)

10.39	Stock Purchase Agreement between Arcadia Products, Inc. and AeroCare Holdings, Inc. dated September 10,
2007. (35)

10.40	Agreement for Sale and Purchase of Assets and Covenants Not to Compete between Beacon Respiratory Services of Colorado, Inc. and Allcare, Inc. dated September 10, 2007. (35)

10.41	Employment Agreement between Arcadia Resources, Inc. and Steven L. Zeller dated September 24, 2007. (37)

10.42	Employment Agreement between Arcadia Resources, Inc. and Michelle M. Molin dated October 22, 2007. (37)

10.43	Escrow Release Agreement relating to the sale of the Florida Durable Medical Equipment Division of Arcadia
Resources, Inc. dated July 19, 2007. (37)

10.44	Employment Agreement between Arcadia Resources, Inc. and Matthew R. Middendorf, dated February 1, 2008. (39)

14.1	Arcadia Resources, Inc. Code of Ethics and Conduct as Amended and Restated effective November 7, 2007. (38)

16.1	Change in Critical Home Care, Inc.’s Certifying Accountant (6)

21.1	Subsidiaries of Arcadia Resources, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 CEO Certification

31.2	Section 302 Principal Financial and Accounting Officer Certification

32.1	Section 906 CEO Certification

32.2	Section 906 Principal Financial and Accounting Officer Certification

99.1	Arcadia Resources, Inc. news release dated April 11, 2005 (20)

99.2	Arcadia Resources, Inc. news release dated June 30, 2005 (21)

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K filed on May 24, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 19, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on November 19, 2002.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 KSB filed on February 18, 2004.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10 QSB filed on March 9, 2004.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K/A filed on July 28, 2004.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on 8-K/A filed on May 2, 2005.

(8)	Originally filed with the Securities and Exchange Commission as an Exhibit to Form S-1/A, Amendment No. 1, filed August 27, 2004 and reprinted and incorporated herein without change except to reflect the Company’s name change which occurred on November 16, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10- QSB filed on February 19, 2003.

(10)	Previously filed with the Securities and Exchange Commission as and Exhibit to the Current Report on Form 8-K filed on September 30, 2005.

(11)	Previously filed with the Securities and Exchange Commission as and Exhibit to the Current Report on Form 8-K filed on September 30, 2005.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2004.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 16, 2004.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 28, 2004.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 8, 2005.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005.

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 23, 2005.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on March 28, 2005.

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 20, 2005.

(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on June 30, 2005.

(22)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q on February 14, 2006.

(23)	Previously filed with the Securities and Exchange Commission as Appendix C to the Company’s Proxy Statement on Schedule 14A on August 28, 2006.

(24)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 on October 4, 2006.

(25)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007.

(26)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on October 2, 2006.

(27)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2007.

(28)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 6, 2006.

(29)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 21, 2006.

(30)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K

filed on June 29, 2006.

(31)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K filed on June 27, 2007.

(32)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on July 12, 2007.

(33)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on July 13, 2007.

(34)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on August 29, 2007.

(35)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2007.

(36)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2007.

(37)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007.

(38)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 7, 2007.

(39)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008.

(40)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Arcadia Resources, Inc. and Subsidiaries
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. and Subsidiaries at March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arcadia Resources, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2008, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Troy, Michigan
June 13, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Arcadia Resources, Inc. and Subsidiaries
Indianapolis, Indiana
We have audited Arcadia Resources, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Arcadia Resources, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 13, 2008, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Troy, Michigan
June 13, 2008

ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	March 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,351	$2,994
Accounts receivable, net of allowance of $5,449 and $7,060, respectively	24,723	26,442
Inventories, net	1,867	1,549
Prepaid expenses and other current assets	3,101	2,592
Current assets associated with discontinued operations	—	8,348

Total current assets	36,042	41,925
Property and equipment, net	5,991	7,837
Goodwill	32,836	33,336
Acquired intangible assets, net	24,371	24,727
Other assets	175	377
Assets of discontinued operations	—	9,026

Total assets	$99,415	$117,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$250	$2,613
Accounts payable	2,567	6,488
Accrued expenses:
Compensation and related taxes	3,676	3,729
Commissions	400	359
Interest	97	803
Other	1,643	154
Payable to affiliated agencies, current portion	1,855	1,549
Long-term obligations, current portion	545	21,320
Capital lease obligations, current portion	105	29
Deferred revenue	29	659
Current liabilities associated with discontinued operations	—	2,018

Total current liabilities	11,167	39,721
Other liabilities	—	457
Lines of credit, less current portion	22,492	20,343
Payable to affiliated agencies, less current portion	—	38
Long-term obligations, less current portion	15,851	897
Capital lease obligations, less current portion	108	697
Liabilities of discontinued operations	—	991

Total liabilities	49,618	63,144

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 133,113,440 shares and 121,059,177 shares issued, respectively	133	121
Additional paid-in capital	129,442	110,343
Accumulated deficit	(79,778)	(56,380)

Total stockholders’ equity	49,797	54,084

Total liabilities and stockholders’ equity	$99,415	$117,228

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2008	2007	2006

Revenues, net	$150,982	$143,694	$128,331
Cost of revenues	101,248	98,713	86,729

Gross profit	49,734	44,981	41,602

Selling, general and administrative	54,282	53,201	40,553
Depreciation and amortization	3,605	1,710	2,105
Goodwill and intangibile asset impairment	—	19,994	—

Total operating expenses	57,887	74,905	42,658

Operating loss	(8,153)	(29,924)	(1,056)

Other income (expenses):
Interest expense, net	4,317	3,574	2,457
Other	129	(2)	—

Total other expenses	4,446	3,572	2,457

Loss from continuing operations before income taxes	(12,599)	(33,496)	(3,513)

Current income tax expense	535	138	119

Loss from continuing operations	(13,134)	(33,634)	(3,632)

Discontinued operations:
Loss from discontinued operations	(7,876)	(10,138)	(1,079)
Net loss on disposal	(2,388)	—	—

	(10,264)	(10,138)	(1,079)

NET LOSS	$(23,398)	$(43,772)	$(4,711)

Weighted average number of common shares outstanding	122,828	91,433	83,834

Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.37)	$(0.04)
Loss from discontinued operations	(0.08)	(0.11)	(0.02)

Net loss per share	$(0.19)	$(0.48)	$(0.06)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 1, 2005	90,413,662	$90	(112,109)	$(187)	$33,517	$(7,897)	$25,523
Sale of warrants, net of $1,820 in fees	—	—	—	—	29,180	—	29,180
Sale of common stock, net of $140 in fees	1,212,121	1	—	—	1,859	—	1,860
Conversion of debt	48,865	—	—	—	119	—	119
Stock issued for current year acquisition	1,795,173	2	—	—	3,776	—	3,778
Stock-based compensation expense	108,545	—	—	—	372	—	372
Conversion rights issued	—	—	—	—	618	—	618
Proceeds from exercise of warrants	534,883	1	—	—	267	—	268
Cashless exercise of warrants	3,111,318	3	(747,188)	(2,474)	2,470	—	(1)
Proceeds from exercise of stock options	37,766	—	—	—	38	—	38
Net loss for the year	—	—	—	—	—	(4,711)	(4,711)

Balance, March 31, 2006	97,262,333	97	(859,297)	(2,661)	72,216	(12,608)	57,044
Cancellation of outstanding treasury stock	(859,297)	(1)	859,297	2,661	(2,660)	—	—
Sale of common stock, net of $700 in fees	4,999,999	5	—	—	9,295	—	9,300
Conversion of debt	54,034	—	—	—	151	—	151
Stock issued for current year acquisitions	13,224,249	13	—	—	27,028	—	27,041
Contingent consideration relating to prior year acquisitions	321,764	1	—	—	795	—	796
Stock-based compensation expense	159,439	—	—	—	3,029	—	3,029
Proceeds from exercise of warrants	687,622	1	—	—	443	—	444
Cashless exercise of warrants	5,108,180	5	—	—	(5)	—	—
Proceeds from exercise of stock options	35,000	—	—	—	51	—	51
Cashless exercise of stock options	65,854	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	(43,772)	(43,772)

Balance, March 31, 2007	121,059,177	121	—	—	110,343	(56,380)	54,084
Sale of common stock, net of $670 in fees	11,018,905	11	—	—	12,431	—	12,442
Stock issued for current year acquisition	1,814,883	2	—	—	1,798	—	1,800
Fees for services related to disposal of business	—	—	—	—	876	—	876
Return of stock as consideration for an asset sale	(200,000)	—	—	—	(252)	—	(252)
Conversion of debt	1,129,555	1	—	—	1,451	—	1,452
Stock-based compensation expense	1,590,056	1	—	—	3,013	—	3,014
Escrowed shares cancelled	(9,600,000)	(10)	—	—	10	—	—
Warrants repriced in conjunction with debt	—	—	—	—	1,202	—	1,202
Contingent consideration relating to prior year acquisitions	2,793,509	3	—	—	(1,426)	—	(1,423)
Cashless exercise of stock options	3,507,355	4	—	—	(4)	—	—
Net loss for the year	—	—	—	—	—	(23,398)	(23,398)

Balance, March 31, 2008	133,113,440	$133	$—	$—	$129,442	$(79,778)	$49,797

See accompanying notes to consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2008	2007	2006

Operating activities
Net loss for the year	$(23,398)	$(43,772)	$(4,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,309	4,210	880
Depreciation and amortization of property and equipment	4,569	4,324	1,835
Goodwill and intangible asset impairment	1,900	22,921	—
Gain on settlement of debt with common stock	(121)	—	—
Loss on business disposals	2,388	—	—
Loss on disposal of property and equipment	129	—	—
Amortization of intangible assets	2,519	2,789	1,545
Reduction in expense due to return of common stock previously issued	(252)	—	—
Amortization of deferred financing costs	—	—	1,032
Non-cash interest expense	218	—	—
Stock-based compensation expense	3,014	3,029	372
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,188	(8,976)	(5,142)
Inventories	(1,269)	(566)	(584)
Other assets	(536)	191	(1,933)
Accounts payable	(5,189)	1,846	(219)
Accrued expenses	(32)	1,075	78
Due to affiliated agencies	175	(730)	(538)
Deferred revenue	(733)	(120)	—

Net cash used in operating activities	(7,121)	(13,779)	(7,385)

Investing activities
Business acquisitions, net of cash acquired	(507)	(8,530)	(12,931)
Purchase of intangible assets	—	(200)	—
Proceeds from business disposals	5,781	—	—
Purchases of property and equipment	(1,274)	(7,137)	(3,813)

Net cash provided by (used in) investing activities	4,000	(15,867)	(16,744)

Financing activities
Proceeds from issuance of note payable	—	23,564	—
Proceeds from sale of common stock warrants	—	—	29,180
Proceeds from issuance of common stock, net of fees	12,442	9,300	1,860
Proceeds from exercise of stock options/warrants	—	495	306
Net advances (payments) on line of credit	(214)	5,678	933
Payments on notes payable and capital lease obligations	(5,750)	(6,927)	(9,032)

Net cash provided by financing activities	6,478	32,110	23,247

Net change in cash and cash equivalents	3,357	2,464	(882)
Cash and cash equivalents, beginning of year	2,994	530	1,412

Cash and cash equivalents, end of year	$6,351	$2,994	$530

	Year Ended March 31,
	2008	2007	2006

Supplementary information:
Cash paid during the period for:
Interest	$3,842	$2,948	$1,431
Income taxes	354	175	189
Non-cash investing / financing activities:
Conversion of debt into common stock	1,452	151	119
Common stock issued in conjunction with purchase of businesses	1,800	27,041	3,778
Purchase of intangible asset with common stock	—	903	—
Fee for service related to disposal of business paid in common stock	876	—	—

Contingent consideration relating to prior year acquisition settled with issuance of common stock	—	796	—

Stock price guarantee relating to prior year acquisition settled with issuance of notes payable	715	—	—
Financing of equipment with notes payable / capital lease obligations	—	590	—
Conversion rights issued	—	—	618
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. Beginning in October 2007, the Company operates in two complementary business groups: Home Health Care/Staffing and Pharmacy/Medication Management. In 2007, the Company discontinued its non-emergency health care clinic initiative as well as certain operations of its continuing business groups. These two business groups operate in three reportable business segments: In-Home Health Care Services (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources. The Company consolidated and relocated its corporate headquarters to Indianapolis, Indiana in 2007. The Company conducts its business from 90 facilities located in 21 states. The Company operates pharmacies in Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
Effective July 3, 2006, the Company became listed on the American Stock Exchange and changed its stock symbol to KAD. Previously, the Company was not listed on an exchange and its stock symbol on the OTC Bulletin Board was ACDI.
Principles of Consolidation
The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Allowance for Doubtful Accounts and Contractual Allowances
The Company reviews its accounts receivable balances on a periodic basis. The provision for contractual allowances is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor. Management bases its estimates for the contractual allowance on the reimbursement rates established by the payor, the contracted rate with other third party payors or the historical experience when a specific contracted rates is not available.
Provisions for doubtful accounts are primarily based on historical analysis of its records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectability of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.
Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts noted above.
Inventories

Inventories are stated at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations possess the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.
Property and Equipment
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenue.
We generally provide for depreciation over the following estimated useful service lives:

Equipment	5 years
Software	3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Lesser of life of lease or expected useful life
Goodwill and Acquired Intangible Assets
The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested for impairment annually in the fourth quarter and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value.
The Company assesses goodwill related to reporting units for impairment and writes down the carrying amount of goodwill as required. As of March 31, 2008, the Company has five distinct reporting units as follows: Services, HHE, HHE Catalog, Pharmacy and Pharmacy Software. Each reporting unit represents a distinct business unit that offers different products and services. Segment management monitors each unit separately.
SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the estimated fair value of each reporting unit to its carrying value. The Company determines the estimated fair value of each reporting unit using a combination of the income approach and the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company is required to perform the second step to determine the implied fair value of the reporting unit’s goodwill and compares it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference.
SFAS No. 142 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized using the estimated economic benefit method over the useful life and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
The income approach, which the Company uses to estimate the fair value of its reporting units and intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units.

Acquired intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customers and referral source relationships (depending on the type of business purchased)	7 and 25 years
Acquired technology	2 and 3 years
Non-competition agreements (length of agreement)	5 years
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
Payables to Affiliated Agencies
The Services segment operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Services name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of the Company. The Company provides sales and marketing support to the affiliated agencies and develops and maintains operating manuals that provide standard operating procedures. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and the Company. The net amounts due to affiliated agencies under these agreements include short-term and long-term net liabilities.
Income Taxes
Income taxes are accounted for in accordance with the provisions specified in SFAS No. 109, Accounting for Income Taxes. Accordingly, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized.
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
Revenues from continuing operations reimbursed under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27%, 28% and 24% for the years ended March 31, 2008, 2007 and 2006, respectively. No customers represent more than 10% of the Company’s revenues for the periods presented.

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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options and warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of March 31, 2008 and 2007, there were approximately 25,640,000 and 41,516,000, respectively, potentially dilutive shares outstanding.
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

Advertising Expense
Advertising costs are expensed as incurred. For the years ended March 31, 2008, 2007 and 2006, advertising expenses for continuing operations were $1.1 million, $879,000 and $633,000, respectively.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentations including the reflection of discontinued operations separately from continuing operations.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115. SFAS No. 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations. SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed.
SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations. Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are captured as part of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.
Note 2 – Management’s Plan
The Company has grown primarily through acquisition since its reverse merger in May 2004 and has incurred operating losses since that time. For the year ended March 31, 2008, the Company incurred net losses of $23.4 million, of which $13.1 million represents losses from continuing operations. For the year ended March 31, 2007, the Company incurred a net loss of $43.8 million, which included a $20.0 million goodwill and intangible impairment charge from continuing operations, primarily relating to the HHE segment. During the years ended March 31, 2008 and 2007, the Company used approximately $7.1 million and $13.8 million, respectively, of cash in operations. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
A new executive management team was assembled during fiscal 2008 including a new Chief Executive Officer, Chief Financial Officer, General Counsel and Executive Vice Presidents of Operations and Sales and Marketing. This team created a new vision for the Company, “Keeping People at Home and Healthier Longer”, focusing management efforts in the Home Health Care and Pharmacy marketplaces. As a result, during the first six months of fiscal 2008, the Company sold or ceased operations of certain locations and lines of business that were under performing or did not complement the Company’s vision. These operations are included in “discontinued operations” in the accompanying statements of operations. Subsequent to the elimination of these operations, management delivered improved financial results in the second half of fiscal 2008, including positive cash flow and improved profitability from continuing operations.
Note 3 – Discontinued Operations
HHE Operations
Florida HHE Operations (Beacon Respiratory Services, Inc.)
On September 10, 2007, the Company completed the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon Respiratory”) to Aerocare Holdings, Inc. for cash proceeds of $6,500,000, less fees of $457,500. $750,000 of the purchase price was to be held by the buyer to cover the Company’s contingent obligations. In March 2008, $375,000 was released to the Company, and the remaining $375,000 will be held until September 2008. The Company retained all accounts receivable for services provided prior to August 17, 2007. Beacon Respiratory operated the Company’s HHE operations in Florida.
The agreement includes a “clawback” provision whereby if the federal government enacts legislation that reduces the Medicare rental oxygen reimbursement time period to less than 36 months in calendar years 2008 or 2009, the purchase price will be retroactively reduced, and the Company will be obligated to make a cash payment to the buyer in the applicable amount within 30 days following the date the legislation is enacted. The potential purchase price adjustment depends on which calendar year the legislation is enacted and the number of months for which the new legislation would provide reimbursement. The maximum amount would be $1,000,000 if the number of months is reduced to 18 months or fewer during 2008.
Colorado HHE Operations (Beacon Respiratory Services of Colorado, Inc.)
On September 10, 2007, the Company completed the sale of substantially all of the assets of Beacon Respiratory Services of Colorado, Inc. (“Beacon Colorado”) to an affiliate of AeroCare Holdings, Inc. for cash proceeds of $1,200,000, less fees of $83,000. The Company retained all accounts receivable for services provided prior to August 17, 2007. This transaction had no hold back or “clawback” provisions. Beacon Colorado was the Company’s HHE operations in Colorado.
Retail Operations
Sears
On July 31, 2007, the Company entered into an Asset Purchase Agreement with an entity controlled by a former employee of the Company. Based on the terms of the agreement, the Company sold the retail operations located within certain Sears stores for $216,000. $25,000 of the purchase price was paid with a deposit previously received by the Company, and the parties entered into a 12-month promissory note, which bears interest at an annual rate of 8%, for the remaining purchase price balance. The Sears retail operations were part of the HHE segment.
Wal-Mart
During the year ended March 31, 2008, the Company ceased its operations at all seven of its retail operations located within certain Wal-Mart stores in Florida, Texas and New Mexico. The Wal-Mart retail operations were part of the HHE segment.
Pharmacy Operations

During the year ended March 31, 2008, the Company ceased its operations at its Hollywood, Florida pharmacy operations, which were part of the Pharmacy segment.
Care Clinic, Inc.
In December 2006, Care Clinic, Inc., a subsidiary of the Company, entered into a Staffing and Support Services Agreement with Metro Health Basic Care (“Metro”) to operate non-emergency health care clinics in Michigan and Indiana (the “Clinic” segment). Under the agreement, Metro provided medical management services to the non-emergency care clinics, including the oversight of physician credentialing and employment, as well as clinic licensing. Care Clinic, Inc. provided staffing and support services, including the oversight of billing, collections, and third-party contract negotiations, as well as the credentialing and employment of non-physician practitioners and other administrative personnel. The initial term of the agreement was five years, although either party could terminate without cause on 180 days written notice. During the year ended March 31, 2008, the Company terminated this agreement and ceased its non-emergency health care clinics initiative. In October 2007, the Company and Metro finalized a settlement relating to the Company’s early termination of the agreement. The Company recognized approximately $770,000 of expense relating to the settlement and closure of the Clinics. The Clinic segment was a separate reporting segment.
The results of the above are reported in discontinued operations through the dates of disposition in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation. The segment results in Note 15 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included legal fees, insurance, external audit fees, payroll processing, human resources services and information technology support. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.
The components of the assets and liabilities of the discontinued operations are presented below (in thousands):

	March 31, 2007
		Care Clinics,	Pharmacy-
	Retail	Inc.	Florida	HHE	Total

Assets
Accounts receivable, net of allowance of $1,250	$23	$—	$348	$6,613	$6,984
Inventory, net	280	111	327	466	1,184
Prepaid expenses and other current assets	39	92	29	20	180

Total current assets associated with discontinued operations	342	203	704	7,099	8,348
Property and equipment, net	78	1,653	94	2,945	4,770
Acquired intangibles assets, net	—	—	—	4,256	4,256

Total assets of discontinued operations	$431	$1,883	$798	$14,308	$17,420

Liabilities
Accounts payable	$311	$909	$40	$7	$1,267
Accrued compensation and related taxes	147	389	—	199	735
Accrued other	—	—	—	16	16

Total current liabilities associated with discontinued operations	458	1,298	40	222	2,018
Capital lease obligations	15	—	—	976	991

Total liabilities of discontinued operations	$473	$1,298	$40	$1,198	$3,009

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Year Ended March 31,
	2008	2007	2006

Revenues, net:
Retail operations	$377	$797	$325
Care Clinic, Inc.	202	59	—
Pharmacy — Florida	1,658	4,791	—
Home Health Equipment	4,452	9,071	2,272

	$6,689	$14,718	$2,597

Earnings (loss) from operations:

Retail operations	$(597)	$(2,060)	$(1,078)

Care Clinic, Inc.	(5,662)	(5,597)	—
Pharmacy — Florida	(1,161)	(3,691)	—
Home Health Equipment	(456)	1,210	(1)

	$(7,876)	$(10,138)	$(1,079)

Loss on disposal:

Retail operations	$(161)	$—	$—

Care Clinic, Inc.	(770)	—	—
Pharmacy — Florida	(64)	—	—
Home Health Equipment	(1,393)	—	—

	$(2,388)	$—	$—

Earnings (loss) from discontinued operations:

Retail operations	$(758)	$(2,060)	$(1,078)

Care Clinic, Inc.	(6,432)	(5,597)	—
Pharmacy — Florida	(1,225)	(3,691)	—
Home Health Equipment	(1,849)	1,210	(1)

	$(10,264)	$(10,138)	$(1,079)

Note 4 – Business Acquisitions
Fiscal 2008
On July 11, 2007, the Company acquired 100% of the membership interests of JASCORP, LLC (“JASCORP”). JASCORP provides a range of retail pharmacy management services and systems, including dispensing and billing software. The primary reason for the acquisition was to improve the software offered to retailers through the pharmacy licensed service model. The total purchase price of $2,225,000 included cash payments of $384,000 and the issuance of 1,814,883 shares of common stock. The value of the common stock takes into consideration the fact that the Company has guaranteed the share price of $0.99 and that additional shares or cash, at the Company’s discretion, are to be issued at the one-year anniversary date if the share price is below this price. Based on the March 31, 2008 price of the Company’s common stock, the Company would be required to issue 274,343 shares or pay $236,000 to the JASCORP sellers. The consolidated financial statements herein include the results of operations of JASCORP from July 12, 2007. The acquired business is included in the Pharmacy segment.
The following summarizes the purchase price allocation relating to the JASCORP acquisition (in thousands):

Share consideration	$1,800
Cash consideration	384
Acquisition costs	41

Total purchase price	$2,225

Current assets	$501
Fixed assets	228
Liabilities	(237)
Intangible assets:
Customer relationships	720
Acquired technology	90
Goodwill	923
Total net identifiable assets	$2,225

The useful lives of customer relationships and acquired technology associated with the JASCORP acquisition are 25 and 2 years, respectively.
Fiscal 2007
The following summarizes the purchase price allocations for business acquisitions made during the year ended March 31, 2007. The acquisitions are described more fully below (in thousands).

	PrairieStone	Others	Total

Share consideration	$22,716	$2,497	$25,213
Cash consideration	—	8,930	8,930
Note payable / future obligation	162	2,075	2,237
Acquisition costs	327	566	893

Total purchase price	$23,205	$14,068	$37,273

Current assets	$1,713	$1,110	$2,823
Fixed assets	1,389	1,678	3,067
Liabilities	(4,370)	(1,702)	(6,072)
Line of credit	(750)	—	(750)
Note payable	(214)	—	(214)
Intangible assets:
Customer relationships	9,720	5,740	15,460
Goodwill	15,717	7,242	22,959

Total net identifiable assets	$23,205	$14,068	$37,273

The above amounts include additional contingent consideration issued subsequent to the acquisition dates.
The weighted-average useful life of customer relationships acquired during the year ended March 31, 2007 is 19.3 years. The $23.0 million in goodwill was assigned to the Pharmacy and HHE segments in the amount of $15.7 million and $7.3 million, respectively.

PrairieStone Pharmacy, LLC
On February 16, 2007, the Company acquired 100% of the outstanding membership interest of PrairieStone Pharmacy, LLC (“PrairieStone”), PrairieStone developed and marketed a medication management system (DailyMed™), which sorts medication into single does packets organized by date and time. In addition, PrairieStone marketed a license service model whereby it contracted with regional retail chain pharmacies to provide pharmacy expertise, access to a restricted third party network and the right to sell DailyMed™. After adjustments made during fiscal 2008 pursuant to various provisions of the purchase agreement, the Company issued 10,793,509 shares (8,000,000 in fiscal 2007 and 2,793,509 in fiscal 2008) and notes payable of $715,000 (all in fiscal 2008) to the sellers. Of the shares, 600,000 are in escrow and will be released to the sellers only upon PrairieStone achieving certain financial milestone in the future. These shares have yet to be valued in the purchase price as this final issuance is contingent on future results. Some shares and the notes were issued in fiscal 2008 in settlement of price guarantees made by the Company on the shares issued in fiscal 2007. 158,123 of the fiscal 2008 shares were issued in satisfaction of a delayed portion of the original consideration. Certain portions of the aggregate consideration resulted in adjustments to the aggregate purchase price in fiscal 2008 which, in turn, resulted in adjustments to additional paid in capital. An additional 1,926,337 shares were issued at closing to pay off a $3,750,000 term note payable due to one of the members of PrairieStone. For accounting purposes, these shares were valued at $2.15 per share which represents the closing stock price on the day of acquisition. The consolidated financial statements presented herein include the results of operations of PrairieStone from February 17, 2007. The acquired business is included in the Pharmacy segment.
On February 15, 2007 and in conjunction with the closing of Arcadia’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. PrairieStone will receive a $600,000 management fee for the first year of the agreement. The management fee for the second year of the agreement is equal to 50% of the net income of the pharmacies capped at $200,000. The management fee for year three through year five is also based on a percentage of net income, which percentage decreases as net income increases. Under the terms of the Licensed Services Agreement, PrairieStone will provide its licensed services model to Lunds, Inc. The fees for these services depend on the specific types of services provided at each pharmacy location. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal year 2007 and is due in February 2009.
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

(in thousands, except per share data)	Year Ended March 31,
	2007	2006
Net revenue	$148,104	$128,768
Loss from continuing operations	(36,854)	(6,145)
Net loss	(46,992)	(7,224)
Loss from continuing operations per share (basic and diluted)	(0.36)	(0.07)
Loss per share (basic and diluted)	(0.46)	(0.08)
Weighted average common shares	101,164	93,565
Other Business Combinations
In addition to PrairieStone, the Company acquired the following four businesses during the year ended March 31, 2007, which included the issuance of 2,997,912 shares of common stock and certain seller notes described in Note 8:

Acquisition
Entity Name	Date	Segment	Description

Wellscripts, LLC (“Wellscripts”)	June 30, 2006	Pharmacy	Sells and delivers prescription drugs to assisted living, nursing home and similar facilities.

Alliance Oxygen and Medical Equipment, Inc. (“Alliance”)	July 12, 2006	HHE	Sells and rents home health equipment, including respiratory medical equipment.

Lovell Medical Equipment, Inc. (“Lovell”)	August 25, 2006	HHE	Sells and rents home health equipment, including respiratory medical equipment.

Metro Health Basic Care (“Metro”)	December 27, 2006	Clinics	Participates in the delivery of basic health care services in retail centers.
In addition to the business combinations described above, on November 13, 2006, the Company acquired a 75% interest in Pinnacle EasyCare, LLC (“Pinnacle”) for $200,000 in cash and 300,000 shares of common stock valued at $903,000. At the time of the transaction, Pinnacle had no operations, and its only asset was a master lease agreement with a retail chain. For accounting purposes, this transaction is not considered a business combination but rather a purchase of an intangible asset.
On March 22, 2007, a subsidiary of the Company closed on an agreement to sell all outstanding membership interests of Wellscripts back to Wellscripts’ former sole member who had previously sold the membership interests to the subsidiary. All of the assets of Wellscripts, other than provider numbers and provider agreements, were transferred to the subsidiary prior to the closing. As consideration for the sale, the remaining balance of a note payable of $925,000 entered into as part of the original acquisition was canceled. See Note 6 for a description of the related impairment expense.
Fiscal 2006
The following summarizes the purchase price allocations for the business acquisitions made during the year ended March 31, 2006 (in thousands, except share amount).

Share consideration (2,117,000 shares)	$4,305
Cash consideration	12,931
Note payable / future obligation	1,440

Total purchase price	$18,676

Current assets	$1,889
Fixed assets	1,973
Liabilities	(4,415)
Intangible assets:
Non-compete agreements	630
Customer relationships	4,760
Goodwill	13,839

Total net identifiable assets	$18,676

The above amounts include additional contingent consideration issued subsequent to the acquisition dates.
The Company acquired the following businesses during the year ended March 31, 2006:

Acquisition
Entity Name	Date	Segment	Description

United Health Care Services	April 7, 2005	HHE	Sells and delivers home health equipment, including respiratory equipment.

Home Health Professionals Staffing, LLC	April 29, 2005	Services	Provides in home care and temporary staffing services.

HealthLink	May 13, 2005	HHE	Sells and delivers home health equipment, including respiratory equipment.

Rite at Home Health Care, LLC	May 31, 2005	HHE	Sells home health equipment through a catalog.

Alternative Home Health Care of Lee County	July 18, 2005	Services	Provides in home care services.

Summit Healthcare	August 12, 2005	HHE	Sells and delivers home health equipment, including respiratory equipment.

Low Country Home Medical Equipment Company, Inc.	September 27, 2005	HHE	Sells and delivers home health equipment, including respiratory equipment.

Madrid Medical Equipment	October 17, 2005	HHE	Sells and delivers home health equipment, including respiratory equipment.

Sparrow Private Duty Services	October 21, 2005	Services	Provides in home care services.

O2 Plus	November 3, 2005	HHE	Sells and delivers home health equipment, including respiratory equipment.

HomeLife Medical Equipment, Inc.	January 11, 2006	HHE	Sells and delivers home health equipment, including respiratory equipment.

Remedy Therapeutics, Inc.	January 27, 2006	HHE	Sells and delivers home health equipment, including respiratory equipment.

Regional Oxygen and Medical Equipment, Inc.	March 3, 2006	HHE	Sells and delivers home health equipment, including respiratory equipment.

Encore Respiratory	March 11, 2006	HHE	Sells and delivers home health equipment, including respiratory equipment.
Contingent Consideration
Fiscal 2007 Acquisitions
In conjunction with the PrairieStone acquisition, the purchase agreement provides for additional contingent consideration to be issued if certain earnings before income taxes, depreciation and amortization (“EBITDA”) milestones are achieved for the first and second twelve month periods after the acquisition date. Specifically, if the EBITDA for the first twelve month period exceeds $1,500,000, then the earn-out consideration is equal to 25% of EBITDA. If the EBITDA for the second twelve month period exceeds $18,000,000, then the earn-out consideration is equal to 20% of the excess of the EBITDA for the second twelve month period over EBITDA for the first twelve month period. The earn-out consideration can be paid by the Company in cash or common stock at the discretion of the Company. PrairieStone did not meet the EBITDA milestone for the first twelve month period following the acquisition date.
In a separate earn out arrangement, for two continuing employees, the 600,000 shares of common stock held in escrow (valued at $1.3 million) are to be released to the sellers if PrairieStone’s EBITDA for the fiscal year ended March 31, 2009 exceeds $10,000,000. If EBITDA is less than $10,000,000, then 50% of the shares are to be released following the first fiscal quarter after the fiscal year ending March 31, 2009 that PrairieStone exceeds EBITDA of $10,000,000 on an annualized basis. The remaining 50% of the shares are to be released following the second fiscal quarter that PrairieStone exceeds EBITDA of $10,000,000 on an annual basis. If PrairieStone’s annualized EBITDA does not exceed $10,000,000 on or before the quarter ending March 31, 2010, then these shares are to be released to the Company and cancelled. Additional contingent consideration, if any, will increase the purchase price when the contingency is resolved and the consideration becomes issuable.
Prior Year Acquisitions
In conjunction with the Home Health Professionals, Inc. acquisition on April 29, 2005, the Company issued 73,388 shares of common stock valued at $188,000 upon the acquired entity meeting certain EBITDA requirements. The shares were issued during the year ended March 31, 2007.

In conjunction with the O2 Plus acquisition on November 3, 2005, the Company issued 188,679 shares of common stock valued at $500,000 upon the acquired entity meeting certain revenue requirements. The shares were issued during the year ended March 31, 2007.
In conjunction with the Remedy Therapeutics acquisition on January 27, 2006, the Company issued 59,697 shares valued at $107,347 upon the acquired entity meeting EBITDA requirements. The shares were issued during the year ended March 31, 2007.

Note 5 – Property and Equipment
Property and equipment consists of the following at March 31 (in thousands):

	2008		2007
		Accumulated		Accumulated
		Depreciation/		Depreciation/
	Cost	Amortization	Cost	Amortization

Equipment	$7,007	$3,580	$6,575	$2,187
Software	2,690	971	2,722	337
Furniture and fixtures	1,108	807	1,082	655
Vehicles	838	400	802	268
Leasehold improvements	366	260	299	196

	12,009	$6,018	11,480	$3,643

Less accumulated depreciation and amortization	(6,018)		(3,643)

Net property and equipment	$5,991		$7,837

Total depreciation and amortization expense for property and equipment included in continuing operations was $1.4 million, $862,000 million and $649 million for the years ended March 31, 2008, 2007 and 2006, respectively. Depreciation expense included in cost of revenues included in continuing operations was $2.1 million, $2.1 million and $906,000 for the years ended March 31, 2008, 2007 and 2006, respectively.
Note 6 – Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the fiscal years ended March 31 (in thousands):

	Services	HHE	Pharmacy	Total

Goodwill at April 1, 2006	$13,938	$14,296	$—	$28,234
Acquisitions during the year	—	5,192	18,692	23,884
Contingent consideration	—	623	—	623
Purchase price allocation adjustments	(16)	202	—	186
Impairment	—	(17,541)	(2,050)	(19,591)

Goodwill at March 31, 2007	13,922	2,772	16,642	33,336
Acquisition during the year	—	—	923	923
Disposals during the year	—	(703)	—	(703)
Purchase price allocation adjustments	258	(54)	(924)	$(720)

Goodwill at March 31, 2008	$14,180	$2,015	$16,641	$32,836

Goodwill of approximately $24.0 million is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following at March 31 (in thousands):

	2008		2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000	$628	$8,000	$446
Customer relationships	21,652	5,003	20,932	4,223
Non-competition agreements	674	381	674	231
Acquired technology	850	793	760	739

	31,176	$6,805	30,366	$5,639

Less accumulated amortization	(6,805)		(5,639)

Net acquired intangible assets	$24,371		$24,727

Amortization expense for acquired intangible assets included in continuing operations was $2.2 million, $848,000 million and $1.5 million for the years ended March 31, 2008, 2007 and 2006, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of March 31, 2008 is as follows (in thousands):

Fiscal 2009	$1,729
Fiscal 2010	1,854
Fiscal 2011	1,623
Fiscal 2012	1,433
Fiscal 2013	1,310
Thereafter	16,422

Total	$24,371

Impairment Expense
Fiscal 2008
During the quarter ended June 30, 2007, the Company recognized an impairment expense of $1.9 million related to the write-down of computer software and leasehold improvements associated with the retail non-emergency care clinics initiative. During the quarter ended September 30, 2007, the Company ceased operations of the non-emergency care clinics and began classifying the initiative as discontinued operations in the Statement of Operations.
Fiscal 2007
Goodwill and intangible assets are tested for impairment at least annually in the fourth quarter after the annual forecasting process is completed. Based on the impairment analysis performed in March 2007, a goodwill and intangible asset impairment expense included in continuing operations of $20.0 million was recognized in the HHE reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows at the time of impairment testing. An additional $2.9 million of goodwill and intangible asset impairment was recognized for the fiscal year ended March 31, 2007 in discontinued operations.

Note 7 – Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		2008
		Maximum
		Available
Lending Institution	Maturity date	Borrowing	Balance	2007	Interest rate
Comerica Bank	October 1, 2009	$15,292	$15,292	$17,893	Prime
Amerisource Bergen Drug Corporation	September 30, 2010	2,450	2,450	2,450	Prime + 2.0%
Jana Master Fund, Ltd.	April 1, 2010	5,000	5,000	—	10%
Comerica Bank	Closed October 2007	—	—	2,000	Prime + 0.5%
Fifth Third Bank	Closed October 2007	—	—	613	Prime + 2.5%

Total lines of credit obligations		$22,742	22,742	22,956

Less current portion			(250)	(2,613)
Long-term portion			$22,492	$20,343

Comerica Bank
Arcadia Services, Inc., a wholly-owned subsidiary of the Company, and four of Arcadia Services, Inc.’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the Comerica Bank line of credit agreement cannot exceed the lesser of the revolving credit commitment amount of $19.0 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is classified as a long-term liability in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. The interest rate on this line of credit agreement was 5.25% on March 31, 2008.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. As of March 31, 2008, the Company was in compliance with all financial covenants.
AmerisourceBergen Drug Corporation
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with AmerisourceBergen Drug Corporation (“ABDC”), which previously maintained an ownership interest in PrairieStone. The line of credit is secured by a security interest in all of the assets of PrairieStone and SSAC, LLC, a wholly-owned subsidiary of the Company, and is guaranteed by the Company. The interest rate on this line of credit agreement was 7.25% on March 31, 2008. Under the existing credit facility, PrairieStone is required to adhere to certain financial covenants. As of March 31, 2008, the Company was not in compliance with certain financial covenants, however, ABDC granted a waiver of all instances of non-compliance as of March 31, 2008. In conjunction with the waiver received from ABDC, certain terms of the line of credit were amended. The amendment requires monthly principal payments beginning in June 2008 and an interest rate increase to a fixed annual rate of 10% effective June 1, 2008. As partial consideration for this amendment, the Company issued 490,000 warrants to purchase common stock.
Jana Master Fund, Ltd.
On March 31, 2008, Arcadia Products, Inc., a wholly-owned subsidiary of the Company, and Arcadia Products’ subsidiaries (collectively “API”), entered into a revolving line of credit and security agreement with certain affiliates of Jana Master Fund, Ltd. (“Jana”) The loan agreement, secured by the assets of API, provides the Company with a revolving credit facility of up to $5.0 million and matures on October 1, 2009. Based on the assets of API, the Company may request advances up to an amount equal to (i) 80% of the eligible accounts receivable, plus (ii) 60% of the eligible inventory, plus (iii) 100% of cash and cash equivalent and (iv) 50% of eligible property, equipment and machinery. The interest rate on March 31, 2008 was equal to the one-year LIBOR rate plus 8% or

10.71%. Beginning April 1, 2008, the agreement provides for an annual interest rate of 10%, compounded monthly, which is payable quarterly in arrears in cash or by adding the accrued interest to the principal balance of the loan, at the option of API. All remaining unpaid accrued interest expense and principal will be due on the maturity date. The outstanding balance on the new line of credit was $5.0 million as of March 31, 2008.
The prime rate was 5.25% at March 31, 2008. The weighted average interest rate of borrowings under line of credit agreements as of March 31, 2008 and March 31, 2007 was 6.51% and 8.52%, respectively.

Note 8 – Long-Term Obligations
Long-term obligations consist of the following at March 31 (in thousands):

	2008	2007

Note payable to Jana Master Fund, Ltd. originally dated November 30, 2006 and most recently amended on March 31, 2008 with unpaid accrued interest and the principal due in full on October 1, 2009. On July 1, 2007, the interest rate changed to the one-year LIBOR rate plus 8%. At March 31, 2008, the effective interest rate was 10.71%. On April 1, 2008, the interest rate changed to a fixed rate of 10% and, at the option of the Company, such amount of unpaid cash interest that would otherwise be payable on such interest payment date may be added to the principal balance of the note payable or an additional promissory note equal to such amount may be issued. A total of approximately $719,000 of interest expense through March 31, 2008 was added to the note on March 31, 2008 under this agreement. The unsecured note payable includes various loan covenants, all of which the Company was in compliance as of March 31, 2008.
	$11,365	$17,000
Note payable to Vicis Capital Master Fund (“Vicis”) in the amount of $5.3 million, dated March 31, 2008 bearing an effective interest rate of 10.71% with unpaid accrued interest and the principal due in full on December 31, 2009. Effective April 1, 2008, the interest rate changed to a fixed rate of 10%. Cash interest that would otherwise be payable on such quarterly interest payment date may be added to the principal balance of the note payable or an additional promissory note equal to such amount may be issued. The unsecured note payable includes various loan covenants, all of which the Company was in compliance as of March 31, 2008. The amount reported is net of unamortized debt discount of $1.2 million (see further discussion below).
	4,136	—
Notes payable, unsecured, to two executives dated September 10, 2007 bearing interest at 4% per year payable in monthly payments of principal and interest with the final payments due on April 10, 2008.	99	—
Note payable to Jana Master Fund, Ltd. dated March 20, 2007 bearing interest at the one- year LIBOR rate plus 7.5%. The note payable was paid in full in April 2007.	—	2,564
Purchase price payable to the selling shareholder of Alliance Oxygen & Medical Equipment, Inc., dated July 12, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest. The final payment was made in July 2007.	—	1,020
Purchase price payable to Remedy Therapeutics, Inc., unsecured, dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009.	288	617
Other purchase price unsecured payables to be paid over time to the selling shareholders or selling entities of various acquired entities, due date in April 2008.	20	188
Other long-term obligations with interest charged at various rates ranging from 4% to 8.75% to be paid over time based on respective terms, due dates ranging from April 2009 to November 2011, secured by certain equipment.	488	828

Total long-term obligations	16,396	22,217
Less current portion of long-term obligations	(545)	(21,320)

Long-term obligations, less current portion	$15,851	$897

On March 31, 2008, Jana sold $5.0 million and related accrued interest of $338,000 of its note payable due from the Company to Vicis. Simultaneous with this transaction, the Company and Vicis entered into an amended promissory note to extend the maturity date to December 31, 2009. In conjunction with the note payable entered into with Vicis, the Company amended a Class B-2 warrant agreement held by Vicis. See Note 9 below for further discussion.
As of March 31, 2008, future maturities of long-term obligations are as follows (in thousands):

Fiscal 2009	$545
Fiscal 2010	16,986
Fiscal 2011	49
Fiscal 2012	18
Fiscal 2013	—

17,598
Less — unamortized debt discount	(1,202)

Total	$16,396

The weighted average interest rate of outstanding long-term obligations as of March 31, 2008 and 2007 was 10.52% and 11.9%, respectively.
Note 9 – Stockholders’ Equity
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
Common Stock Transactions – Fiscal 2008
In April and July 2007, the Company issued a total of 850,456 shares of common stock as consideration for the quarterly debt payments due on April 12, 2007 and July 12, 2007 totaling $1,050,000 related to the acquisition of Alliance Oxygen & Medical Equipment. The shares were valued as of the dates of the debt payment agreements. On January 9, 2008, the Company issued an additional 202,281 shares of common stock valued at $218,000, recorded as interest expense, to the former owners of Alliance Oxygen & Medical Equipment to satisfy a guaranteed stock price provision relating to the shares issued as debt payments.
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
On September 10, 2007 and simultaneous with the Company’s sale of its Florida and Colorado home health equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc., an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. The value of the shares of $876,000 was determined based on the stock price on September 10, 2007. The release of the shares increased the loss on the disposal of the HHE operations.
On February 16, 2008, which is the one year anniversary of the PrairieStone acquisition, the Company became obligated to issue 2,635,386 shares of common stock to the former owners of PrairieStone to satisfy a guaranteed stock price provision included in the original purchase agreement. Because this provision was contemplated in the purchase price at the time of acquisition, the issuance of the additional shares had no impact on the purchase price allocation for accounting purposes.
In addition, the Company issued the former owners of PrairieStone 158,123 shares of common stock valued at $162,000 to settle a one-year anniversary price adjustment liability.
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
Stock Price Guarantees
In conjunction with the JASCORP acquisition as well as one additional equity transaction, the Company guaranteed that its stock price would meet or exceed various target prices in the future. If the guaranteed stock prices are not met, the Company will be required to issue additional shares of common stock or cash or a combination thereof, at the Company’s discretion, to make up the difference. The amount of the Company’s aggregate “true up” obligation is dependent on the closing price of the Company’s common stock on a future date specified in each of the referenced transactions. Based on the closing price of the Company’s common stock as of March 31, 2008 of $0.86 per share, the Company’s total aggregate obligation would be a maximum of $236,000 (274,343 shares at a true-up price of $0.86 per share).
Warrants
The following represents warrants outstanding as of March 31:

Description	Exercise Price	Granted	Expiration	2008	2007	2006
Class A	$0.50	May 2004	May 2011	5,749,036	5,749,036	6,849,905
Class B-1	$0.001	September 2005	September 2009	8,990,277	8,990,277	13,777,777
Class B-2	$1.20	September 2005	May 2014	3,111,111	—	—
Class B-2	$2.25	September 2005	September 2009	1,599,999	4,711,110	4,711,110
May 2007 Private Placement	$1.75	May 2007	May 2014	2,754,726	—	—

Total Warrants Outstanding				22,205,149	19,450,423	25,338,792

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
No warrants were exercised during the fiscal year ended March 31, 2008.
During the year ended March 31, 2007, a total of 5,858,369 warrants were exercised resulting in the issuance of 5,795,802 shares of common stock. Of the total warrants exercised, 5,170,747 were exercised on a cashless basis resulting in the issuance of 5,108,180 shares of common stock. The Company received $444,000 in cash proceeds from the exercise of warrants.
During the year ended March 31, 2006, a total of 3,646,201 warrants were exercised resulting in the issuance of 2,899,013 shares of common stock. Of the total warrants exercised, 3,111,318 were exercised on a cashless basis resulting in the issuance of 2,364,130 shares of common stock. The Company received $268,000 in cash proceeds from the exercise of warrants.
On March 31, 2008 and in conjunction with the note payable entered into with Vicis Capital Master Fund, the Company amended a Class B-2 warrant agreement held by Vicis. The amendment reduced the exercise price to $1.20 per share and extended the maturity date to May 2014. The value associated with the re-pricing of the 3,111,111 warrants was determined to be $1,202,000 and was recorded as a debt discount on March 31, 2008, which will be amortized over the life of the related note payable.
As discussed in Note 7 in June 2008, the Company issued to ABDC 490,000 warrants to purchase common stock as partial consideration related to the amendment to the Company’s line of credit.
Note 10 – Commitments and Contingencies
Lease Commitments
The Company leases office space under several operating lease agreements, which expire through 2014. Rent expense for continuing operations relating to these leases amounted to approximately $1.9 million, $1.9 million and $1.6 million for the years ended March 31, 2008, 2007 and 2006, respectively.
The Company’s capital lease commitments have significantly reduced due to the activity noted in Note 3 above. The capital lease obligations payable have a lease term ranging from one to four years, monthly payments ranging from $426 to $3,080 and interest rates ranging from 4% to 8.2%.
The following is a schedule of approximate future minimum lease payments, exclusive of real estate taxes and other operating expenses, required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

	Capital	Operating
	Leases	Leases
Year ending March 31:
2009	$119	$1,553
2010	72	1,071
2011	42	823
2012	3	554
2013	—	418
Thereafter	—	470

Total minimum lease payments	236	$4,889

Less amount representing interest	(23)

Total principal payments	213
Less current maturities	(105)

	$108

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
Note 11 – Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan is approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of March 31, 2008, 2,340,122 shares were available for grant under the 2006 Plan.
Prior to the approval of the 2006 Plan, certain officers, directors and members of management were granted stock options and restricted shares of the Company’s common stock with varying terms.
Stock Options
Prior to the adoption of the 2006 Plan, stock options were granted to certain members of management and the Board of Directors. The terms of these options varied depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years. A significant number of stock options granted prior to the adoption of the 2006 Plan were awarded to two former executives. These options are more fully described below.
The fair value of each stock option award is estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the

U.S. Treasury yield curve in effect at the time of grant. The Company deems the forfeiture rates to be immaterial for the respective periods.
Following are the specific valuation assumptions, where applicable, used for each respective period:

	2008	2007	2006
Weighted-average expected volatility	68%	20%	45%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	7	7	7
Risk-free interest rates	4.28%	5.01%	3.92%
Stock option activity for the years ended March 31, 2008 and 2007 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2006	9,523,343	$0.37
Granted	108,814	2.80
Exercised	(185,000)	1.21
Forfeited or expired	(2,015,504)	0.27

Outstanding at March 31, 2007	7,431,653	$0.42
Granted	441,336	1.01
Exercised	(5,000,000)	0.25
Forfeited or expired	(1,000,000)	0.25

Outstanding at March 31, 2008	1,872,989	$1.09	4.6	$324

Exercisable at March 31, 2008	1,663,958	$1.11	4.4	$315

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.25	500,000	5.9 years	$0.25	500,000	$0.25
$0.26 - $1.00	239,409	6.5 years	$0.78	119,705	$0.78
$1.01 - $1.50	1,015,967	4.4 years	$1.40	926,640	$1.41
$1.51 - $2.00	43,000	5.1 years	$2.22	43,000	$2.22
$2.01 - $2.92	74,613	5.3 years	$2.92	74,613	$2.92

Outstanding at March 31, 2008	1,872,989		$1.09	1,663,958	$1.11

The weighted-average grant-date fair value of options granted during the years ended March 31, 2008 and 2007 was $0.70 and $1.02, respectively. The total intrinsic value of options exercised during the years ended March 31, 2008 and 2007 was $3.0 million and $202,000, respectively.
During the years ended March 31, 2008, 2007 and 2006, the Company recognized $910,000, $1.1 million, and $109,000, respectively, in stock-based compensation expense relating to stock options.
During the fiscal year ended March 31, 2008, no cash was received upon the exercise of stock options. During the year ended March 31,2007, the Company received $50,750 from the exercising of stock options.
On May 7, 2004, the former CEO and former COO were granted stock options to purchase a total of 8,000,000 shares of common stock exercisable at $0.25 per share. The options were to vest annually provided certain EBITDA milestones were met through fiscal 2008 and were subject to acceleration upon certain events occurring. On February 28, 2007, the former COO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, 3,000,000 stock options vested upon his departure. The related expense of $1.0 million was recognized during the year ended March 31, 2007. On July 12, 2007, the former CEO’s employment with the Company ended. Consistent with his stock option agreement and severance and release agreement, 2,000,000 stock options vested upon his departure. The Company recognized $707,000 in related expense during the year ended March 31, 2008.
During the year ended March 31, 2008, the former COO exercised all 3,000,000 options with an exercise price of $0.25 per share on a cashless basis resulting in the issuance of 2,211,580 shares of common stock. Additionally, the former CEO exercised all 2,000,000 options with an exercise price of $0.25 per share on a cashless basis resulting in the issuance of 1,295,775 shares of common stock.
As of March 31, 2008, total unrecognized stock-based compensation expense related to stock options was $143,000, which is expected to be expensed through September 2008.
Restricted Stock
Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. The value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions.
The following table summarizes the activity for restricted stock awards during the years ended March 31, 2008 and 2007:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share

Unvested at April 1, 2006	338,959	$2.47
Granted	2,767,000	2.73
Vested	(221,959)	2.35
Forfeited	(151,458)	2.34

Unvested at March 31, 2007	2,732,542	2.75
Granted	1,012,399	1.03
Vested	(1,303,441)	2.21
Forfeited	(1,479,699)	2.87

Unvested at March 31, 2008	961,801	$1.47

During the years ended March 31, 2008, 2007 and 2006, the Company recognized $1.9 million, $1.7 million and $45,000, respectively, of stock-based compensation expense related to restricted stock.
During the years ended March 31, 2008 and 2007, the total fair value of restricted stock vested was $2.9 million and $522,000, respectively.

As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be expensed over a weighted-average period of 2.8 years.
Note 12 – Income Taxes
As of March 31, 2008, the Company has total net operating loss carryforwards (“NOL’s”) of $43.3 million, which may be available to reduce taxable income if any, which expire through 2028. However, Internal Revenue Code Section 382 rules limit the utilization of certain of these NOL’s upon a change in control of the Company at the time of the reverse merger in 2004. It has been determined that a change in control has taken place. Since the change in control has taken place, utilization of $700,000 of the Company’s NOL’s will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of these NOL’s. The Company has $42.6 million in NOL’s that are not subject to the limitations described above.
The Company incurred $535,000, $138,000 and $119,000 of state and local income tax expense during the years ended March 31, 2008, 2007 and 2006, respectively.
Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss before taxes. The sources of the tax effects of the differences are as follows:

	2008	2007	2006

Income tax benefit at 34%	-34.0%	-34.0%	-34.0%
State and local income taxes	1.1%	0.3%	2.6%
Goodwill amortization/impairment	15.8%	9.2%	-9.1%
Non-deductible amortization of debt discount	—	—	10.6%
Non-deductible other items	1.7%	1.1%	0.5%
Other	-4.7%	2.3%	—
Valuation allowance	22.4%	21.4%	32.0%

Effective tax rate	2.3%	0.3%	2.6%

NOL’s that will be available to offset future taxable income as of March 31, 2008 through the dates shown below are as follows (in thousands):

September 30, 2023	$1,066
September 30, 2024	794
March 31, 2025	1,952
March 31, 2026	1,135
March 31, 2027	12,257
March 31, 2028	26,064

$43,268

Significant components of the Company’s deferred income tax assets and liabilities are comprised of the following at March 31 (in thousands):

	2008	2007
Net operating losses	$16,158	$6,374
Allowance for doubtful accounts	2,400	2,684
Depreciation and amortization	968	4,011
Other temporary differences	(148)	1,178

Total	19,378	14,247
Valuation allowance	(19,378)	(14,247)

Net deferred income taxes	$—	$—

Goodwill related to asset purchases is amortized over 15 years for tax purposes, and goodwill related to the purchase of stock of corporations is not amortized for tax purposes.
SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. SFAS 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.
Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (“UTP’s”) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of March 31, 2008. There was no 2007 activity related to unrecognized tax benefits. In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2003 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.
Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under FIN 48.
Note 13 – Employee Benefit Plans
The Company has a 401(K) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to Internal Revenue Services limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for any of the years ended March 31, 2008, 2007 and 2006.
Note 14 – Related Party Transactions
The Company entered into an Amended and Restated Promissory Note dated March 31, 2008 with Jana Master Fund, Ltd. for $11,365,0000 and a line of credit agreement dated March 31, 2008 for $5,000,000. Jana Master Fund, Ltd. held greater than 10% of the outstanding shares of Company common stock on March 31, 2008. The Company incurred interest expense relating to the note payable of $2.3 million and $1.9 million during the years ended March 31, 2008 and 2007, respectively. See Notes 7 and 8 above for additional information pertaining to the balances of these debt instruments.
PrairieStone has a line of credit agreement with a former owner of PrairieStone that was issued shares of the Company’s common stock as part of the purchase price consideration. At March 31, 2008, the outstanding balance of the line of credit was $2,450,000. The former owner held approximately 3% of the outstanding shares of Company’s common stock on March 31, 2008. The Company incurred interest expense relating to this line of credit of $237,000 and $30,000 during the years ended March 31, 2008 and 2007, respectively. See Note 7 above for additional information pertaining to the ABDC line of credit facility.

On September 10, 2007, the Company entered into a note payable with the Company’s Chief Executive Officer for $433,000 and a separate note payable with an Executive Vice President for $282,000. Both of these individuals were former executive officers and owners of PrairieStone. Pursuant to the PrairieStone purchase agreement, these two individuals sold a predetermined number of shares of the Company’s common stock, which they received as consideration for the sale of their interests in PrairieStone, in order to cover their estimated personal tax liabilities resulting from the sale of PrairieStone to the Company. The proceeds from these common stock sales were less than the estimated tax liabilities. The purchase agreement obligated the Company to reimburse them the difference. The notes payable bear annual interest of 4%. Principal and interest payments totaling $90,000 are due on a monthly basis with a final payment of $99,000 due on April 10, 2008. At March 31, 2008, the combined balance of these notes payable was $99,000. The Company incurred interest expense relating to these notes payable of $16,000 during the year ended March 31, 2008. See Note 8 above for additional information pertaining to the combined balance of these note payables.
One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and an additional 47,437 shares in February 2008 due to a stock price guarantee provision relating to the acquisition. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $658,000 and $91,000 in revenue during the years ended March 31, 2008 and 2007, respectively. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal year 2007 and is due in February 2009.
Another member of the Board of Directors of the Company is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement discussed in Note 9 — Stockholders’ Equity. In addition, these entities received 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years.
On September 24, 2007, the Company hired an Executive Vice President of In-Home Health Care and Staffing. This individual has a beneficial ownership interest in an entity contracted to a Company subsidiary and thereby has an interest in the entity’s transactions with the Company’s subsidiary, including the payments of commissions to the entity based on a specified percentage of gross margin. The entity is responsible to pay its selling, general and administrative expenses. For the year ended March 31, 2008, the commissions totaled $1.5 million. In addition, the Company has an agreement with this entity, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
Note 15 – Segment Information
The Company reports net revenue from continuing operations and operating income/(loss) from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
During the year ended March 31, 2008, the Company reorganized its operations into three segments: Services, HHE and Pharmacy. The Company ceased the Clinics operations during the three-month period ended September 30, 2007. Each segment is managed separately based on its predominant line of business. Prior period segment information has been reclassified in order to conform to the current year presentation.
The Services segment is a national provider of home care services, including skilled and personal care; medical staffing services to numerous types of acute care and sub-acute care medical facilities; and light industrial, clerical and technical staffing services.
The HHE segment markets, rents and sells respiratory and medical equipment throughout the United States. Products and services include oxygen concentrators and other respiratory therapy products, home medical equipment, continuous positive airway pressure equipment (“CPAP”) for patients with sleep disorders and inhalation drugs. In addition, this segment includes a home-health oriented mail-order catalog and related website.
The Pharmacy segment currently provides comprehensive pharmacy management services including oversight, marketing support, third party systems interfaces, pharmacy setup DailyMed™ services and billing and dispensing software for pharmacies across the United States. The Pharmacy segment also offers a full line mail order pharmacy service. It offers a full line of services and products including the dispensing of pills and other medications, multi-dose strip medication packages, respiratory supplies and medications, diabetic care management, drug interaction monitoring, and special assisted living medication packaging.
The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Revenue, net:
Services	$122,707	$121,505	$110,151
Home Health Equipment	21,548	18,117	15,824
Pharmacy	6,727	4,072	2,356

Total revenue	$150,982	$143,694	$128,331

Operating income (loss):
Services	$3,429	$3,869	$4,376
Home Health Equipment	(964)	(25,651)	(211)
Pharmacy	(1,634)	887	(381)
Unallocated corporate overhead	(8,984)	(9,029)	(4,840)

Total operating loss	(8,153)	(29,924)	(1,056)

Other income (expenses):
Interest expense, net	4,317	3,574	2,457
Other	129	(2)	—

Net loss before income tax expense	(12,599)	(33,496)	(3,513)
Income tax expense	535	138	119

Net loss from continuing operations	$(13,134)	$(33,634)	$(3,632)

Depreciation and amortization
Services	$1,241	$499	$1,164
Home Health Equipment – cost of revenue	2,140	2,095	906
Home Health Equipment – operating expense	1,351	1,034	464
Pharmacy	480	85	39
Corporate	533	92	438

Total depreciation and amortization	$5,745	$3,805	$3,011

	March 31,
	2008	2007	2006

Capital expenditures:
Services	$150	$840	$449
Home Health Equipment	500	2,801	1,496
Pharmacy	295	1,653	883
Corporate	329	1,843	985

Total assets	$1,274	$7,137	$3,813

	March 31,
	2008	2007

Assets:
Services	$48,383	$51,068
Home Health Equipment	16,219	15,656
Pharmacy	29,867	30,538
Unallocated corporate assets	4,946	2,592

Total assets	$99,415	$99,854

Note 16 – Quarterly Results (Unaudited)
The following table summarizes selected quarterly data of the Company for the years ended March 31, 2008 and 2007 (in thousands, except per share data):

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2008
Revenues, net	$38,009	$37,984	$37,542	$37,447
Gross profit	12,102	11,991	12,379	13,262
Loss from continuing operations	(3,658)	(4,257)	(2,277)	(2,942)
Loss from discontinued operations	(3,768)	(4,919)	(1,426)	(151)
Net loss	(7,426)	(9,176)	(3,703)	(3,093)
Basic and diluted net loss per share:
(1) Loss from continuing operations	(0.03)	(0.03)	(0.02)	(0.02)
(1) Loss from discontinued operations	(0.03)	(0.04)	(0.01)	(0.00)

	$(0.06)	$(0.07)	$(0.03)	$(0.02)

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007
Revenues, net	$35,877	$36,683	$36,417	$34,717
Gross profit	11,871	11,842	12,000	9,268
Income from continuing operations	(377)	(1,248)	(2,276)	(29,733)
Income (loss) from discontinued operations	220	513	(1,437)	(9,434)
Net loss	(157)	(735)	(3,713)	(39,167)
Basic and diluted net income (loss) per share:
(1) Loss from continuing operations	(0.00)	(0.01)	(0.02)	(0.29)
(1) Income (loss) from discontinued operations	0.00	0.00	(0.02)	(0.09)

	$(0.00)	$(0.01)	$(0.04)	$(0.38)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in thousands) for the years ended March 31,:

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
	of Period	Expenses	Accounts (a)	Deductions	of Period (b)
2008	$8,310	$3,309	$4	$(6,174)	$5,449
2007	1,891	8,629	—	(2,210)	8,310
2006	1,692	880	211	(892)	1,891

(a)	Addition from acquired entities

(b)	Of these year end amounts, $5,449, $7,060 and $1,607 relate to continuing operations as of March 31, 2008, 2007 and 2006, respectively.