Form 10-Q
period 2008-06-30
ARCADIA RESOURCES, INC
filed 2008-08-11
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                                          to
Commission file number 000-32935
ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation)	88-0331369 (I.R.S. Employer Identification Number)

9229 DELEGATES ROW, SUITE 260
INDIANAPOLIS, INDIANA	46240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (317) 569-8234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2008, 134,911,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	March 31,
	2008	2008

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$6,351
Accounts receivable, net of allowance of $4,865 and $5,449, respectively	24,705	24,723
Inventories, net	1,635	1,867
Prepaid expenses and other current assets	1,921	3,101

Total current assets	30,642	36,042
Property and equipment, net	5,677	5,991
Goodwill	33,361	32,836
Acquired intangible assets, net	24,250	24,371
Other assets	337	175

Total assets	$94,267	$99,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$338	$250
Accounts payable	2,461	2,567
Accrued expenses:
Compensation and related taxes	3,779	3,676
Interest	59	97
Other	1,662	1,643
Payable to affiliated agencies	2,772	2,255
Long-term obligations, current portion	341	545
Capital lease obligations, current portion	100	105
Deferred revenue	20	29

Total current liabilities	11,532	11,167
Lines of credit, less current portion	18,983	22,492
Long-term obligations, less current portion	16,463	15,851
Capital lease obligations, less current portion	84	108

Total liabilities	47,062	49,618

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 133,376,930 shares and 133,113,440 shares issued, respectively	133	133
Additional paid-in capital	130,136	129,442
Accumulated deficit	(83,064)	(79,778)

Total stockholders’ equity	47,205	49,797

Total liabilities and stockholders’ equity	$94,267	$99,415

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended June 30,

	(Unaudited)
	2008	2007

Revenues, net	$37,384	$38,009
Cost of revenues	24,461	25,908

Gross profit	12,923	12,101

Selling, general and administrative	14,043	13,737
Depreciation and amortization	756	848

Total operating expenses	14,799	14,585

Operating loss	(1,876)	(2,484)

Other expenses:
Interest expense, net	956	1,159
Other	258	—

Total other expenses	1,214	1,159

Loss from continuing operations before income taxes	(3,090)	(3,643)

Current income tax expense	196	16

Loss from continuing operations	(3,286)	(3,659)

Loss from discontinued operations	—	(3,769)

NET LOSS	$(3,286)	$(7,428)

Weighted average number of common shares outstanding	131,688,000	114,997,000

Basic and diluted net loss per share:
Loss from continuing operations	(0.02)	(0.03)
Loss from discontinued operations	—	(0.04)

Net loss per share	$(0.02)	$(0.07)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 1, 2008	133,113,440	$133	$129,442	$(79,778)	$49,797
Issuance of warrants	—	—	248	—	248
Stock-based compensation expense	263,490	—	446	—	446
Net loss for the period	—	—	—	(3,286)	(3,286)

Balance, June 30, 2008	133,376,930	$133	$130,136	$(83,064)	$47,205

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three-Month Period Ended
	June 30,

	(Unaudited)
	2008	2007

Operating activities
Net loss for the period	$(3,286)	$(7,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	811	538
Depreciation of property and equipment	1,012	1,502
Amortization of intangible assets	456	659
Impairment of long-lived assets	—	1,900
Loss on sale of property and equipment	10	—
Loss on extinguishment of debt	248	—
Amortization of deferred financing costs and debt discounts	246	—
Reduction in expense due to return of common stock previously issued	—	(252)
Stock-based compensation expense	401	500
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(792)	(898)
Inventories	(228)	(104)
Other assets	1,176	130
Accounts payable	(63)	(1,047)
Accrued expenses	625	574
Due to affiliated agencies	16	150
Deferred revenue	(9)	(186)

Net cash provided by (used in) operating activities	623	(3,962)

Investing activities
Business acquisitions, net of cash acquired	(363)	—
Proceeds from disposals of property and equipment	19	—
Purchases of property and equipment	(264)	(789)

Net cash used in investing activities	(608)	(789)

Financing activities
Proceeds from issuance of common stock, net of fees	—	12,457
Net payments on lines of credit	(3,547)	(3,562)
Payments on notes payable and capital lease obligations	(438)	(3,032)

Net cash provided by (used in) financing activities	(3,985)	5,863

Net change in cash and cash equivalents	(3,970)	1,112
Cash and cash equivalents, beginning of period	6,351	2,994

Cash and cash equivalents, end of period	$2,381	$4,106

Supplementary information:
Cash paid during the period for:
Interest	$225	$568
Income taxes	83	16
Non-cash investing / financing activities:
Payments on note payable with issuance of common stock	—	677
Prior period liability satisfied with equity	45	—
Accrued interest converted to notes payable	541	—
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. The Company operates in two complementary business groups: Home Health Care/Staffing and Pharmacy/Medication Management. These two business groups operate in three reportable business segments: In-Home Health Care Services and Staffing (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from 92 facilities located in 22 states. The Company operates pharmacies in Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three-month periods ended June 30, 2008 and 2007, the consolidated statements of cash flows for the three-month periods ended June 30, 2008 and 2007 and the consolidated statement of stockholders’ equity for the three-month period ended June 30, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2008 included in the Company’s Form 10-K filed with the SEC on June 16, 2008.
Principles of Consolidation
The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.
Cash and Cash Equivalents
The Company considers cash in banks and all highly liquid investments with terms to maturity at acquisition of three months or less to be cash and cash equivalents.
Allowance for Doubtful Accounts and Contractual Allowances
The Company reviews its accounts receivable balances on a periodic basis. Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts as described below.
The provision for contractual allowances is the difference between the amount billed and the amount expected to be paid by the applicable third-party payor. The Company records the provision for contractual adjustments based on a percentage of accounts receivable using historical data. Due to the complexity of many third-party billing arrangements, the amount billed, which represents the estimated net realizable amount when the services are provided, is sometimes adjusted at the time of cash remittance or claim denial.
The provision for doubtful accounts is primarily based on historical analysis of the Company’s records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectability of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.
Inventories
Inventories are stated at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The home care and pharmacy operations possess the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.
Property and Equipment
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenue. Depreciation expense included in cost of revenues included in continuing operations was $712,000 and $606,000 for the three-month periods ended June 30, 2008 and 2007, respectively.
Goodwill and Acquired Intangible Assets
The Company has acquired several businesses resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is tested for impairment annually in the fourth quarter and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value.
Acquired intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customers and referral source relationships (depending on the type of business purchased)	3 and 25 years
Acquired technology	2 and 3 years
Non-competition agreements (length of agreement)	5 years
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
Payables to Affiliated Agencies
The Services segment operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of the

Company and the related employee costs are included in cost of revenues. The Company maintains the relationship with the customer and the payer and, as such, recognizes the revenue. The affiliated agency’s commission is based on a percentage of gross profit. The Company provides sales and marketing support to the affiliated agencies and develops and maintains policies and procedures related to certain aspects of the affiliate’s business. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and the Company. The payments to affiliated agencies are considered a selling expense and are classified as selling, general and administrative expenses on the Company’s Statements of Operations. The agreements may be terminated by the affiliate upon advance notice to the Company. The Company may terminate the agreement only under specified conditions. In some circumstances, the Company may be obligated to pay the affiliate to acquire the affiliate’s interest in the agreement.
Revenue generated through the affiliate agencies represented approximately 46% and 53% of total revenue from continuing operations during the three-month periods ended June 30, 3008 and 2007, respectively.
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
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A contractual adjustment is recorded as a reduction to net patient services revenues and consists of (a) the difference between the payer’s allowable amount and the customary billing rate; and (b) services for which payment is denied by governmental or third-party payors or otherwise deemed non-billable.
Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 27% and 29% for the three-month periods ended June 30, 2008 and 2007, respectively. No customer represents more than 10% of the Company’s revenues for the periods presented.

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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options, unvested restricted stock, warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of June 30, 2008 and 2007, there were approximately 27,758,000 and 42,241,000 potentially dilutive shares outstanding, respectively.
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
The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options, consistent with the guidance in Staff Accounting Bulletin (“SAB”) SAB 107. In December 2007, the Securities and Exchange Commission (SEC) issued SAB110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. Due to a lack of adequate historical experience to provide a reasonable estimate, the Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option life, the Company has what SAB 107 defines as “plain-vanilla” stock options, and therefore use a simple average of the vesting period and the contractual term for options as permitted by SAB 107.
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
Advertising Expense
Advertising costs, which primarily include promotional items, telephone directories and print and radio advertisements, are expensed as incurred. Advertising expenses included in continuing operations were approximately $165,000 and $210,000 for the three-month periods ended June 30, 2008 and 2007, respectively. These balances do not include amounts incurred by affiliated agencies.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentations including the reflection of discontinued operations separately from continuing operations.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated financial statements.
Fair Value Hierarchy. SFAS No. 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008, resulting in no impact on its consolidated financial statements.
In December 2007, the Securities and Exchange Commission staff issued SAB 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for stock option grants after December 31, 2007. Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the stock options. The Company currently uses the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. The Company adopted SAB 110 effective April 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants.
In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP No. 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. 142-3 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.
Note 2 — Discontinued Operations
As discussed in Form 10-K for the fiscal year ended March 31, 2008, the Company sold or closed several underperforming businesses during the fiscal year 2008, including the exit of the retail HHE locations, the non-emergency care clinic segment and the Colorado and Florida HHE business units. The following table summarizes the divestures:

Business	Divesture Date	Segment

Sears Retail HHE Operations	July 31, 2007	HHE
Florida HHE Operations (Beacon Respiratory Services, Inc.)	September 10, 2007	HHE
Colorado HHE Operations (Beacon Respiratory Services of Colorado, Inc.)	September 10, 2007	HHE
Care Clinic, Inc.	October 2007	Care Clinic
Walmart Retail HHE Operations	December 31, 2007	HHE
Hollywood, Florida Pharmacy	December 31, 2007	Pharmacy
The results of the above are reported in discontinued operations through the dates of disposition in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation. The segment results in Note 11 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included legal fees, insurance, external audit fees, payroll processing, human resources services and information technology support. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.
The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

Three Month Period
Ended
June 30, 2007

Revenues, net:
Retail operations	$231
Care Clinic, Inc.	138
Pharmacy — Florida	977
Home Health Equipment	3,005

$4,351

Earnings (loss) from operations:
Retail operations	(280)
Care Clinic, Inc.	(3,911)
Pharmacy — Florida	(85)
Home Health Equipment	507

$(3,769)

Note 3 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the three-month period ended June 30, 2008 (in thousands):

	Services	HHE	Pharmacy	Total

Goodwill at April 1, 2008	$14,180	$2,015	$16,641	$32,836
Acquisitions during the period	525	—	—	525

Goodwill at June 30, 2008	$14,705	$2,015	$16,641	$33,361

Goodwill of approximately $20.4 million is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following (in thousands):

	June 30, 2008		March 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000	$676	$8,000	$628
Customer relationships	21,987	5,367	21,652	5,003
Non-competition agreements	674	414	674	381
Acquired technology	850	804	850	793

	31,511	$7,261	31,176	$6,805

Less accumulated amortization	(7,261)		(6,805)

Net acquired intangible assets	$24,250		$24,371

Amortization expense for acquired intangible assets included in continuing operations was $456,000 and $574,000 for the three-month periods ended June 30, 2008 and 2007, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of June 30, 2008 is as follows (in thousands):

Remainder of fiscal 2009	$1,381
Fiscal 2010	1,922
Fiscal 2011	1,691
Fiscal 2012	1,499
Fiscal 2013	1,375
Thereafter	16,382

Total	$24,250

Note 4 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At June 30, 2008
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2008	Interest rate

Comerica Bank	October 1, 2009	$13,793	$11,771	$15,292	Prime
AmerisourceBergen Drug Corporation	September 30, 2010	2,425	2,425	2,450	10%
Jana Master Fund, Ltd.	April 1, 2010	5,125	5,125	5,000	10%

Total lines of credit obligations		$21,343	19,321	22,742

Less current portion			(338)	(250)

Long-term portion			$18,983	$22,492

Comerica Bank
Arcadia Services, Inc., a wholly-owned subsidiary of the Company, and four of Arcadia Services, Inc.’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the Comerica Bank line of credit agreement cannot exceed the lesser of the revolving credit commitment amount of $19.0 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is classified as a long-term liability in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. The interest rate on this line of credit agreement was 5.0% on June 30, 2008.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RKDA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition. As of June 30, 2008, the Company was in compliance with all financial covenants.
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
On June 5, 2008, ABDC amended certain terms of the line of credit, including the waiver of various financial covenants through March 31, 2009. The amendment requires monthly principal payments of $25,000 for the period June 2008 through March 2009; $37,500 for the period April 2009 through March 2010; and $62,500 for the period April 2010 through maturity. The interest rate was fixed at an annual rate of 10% effective June 1, 2008. As partial consideration for this amendment, the Company issued 490,000 warrants to purchase common stock (see Note 6 for further discussion).
In accordance with financial accounting literature (specifically EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments), the Company concluded that the modification of the original line of credit agreement was substantially different from the amended line of credit agreement and therefore should be accounted for as a debt extinguishment. As such, the Company recorded the amended line of credit at fair value with an effective interest rate at 10%. The fair value of the warrants, which represent a fee paid to the creditor, was determined to be $248,000 and was considered a loss on the extinguishment of a debt agreement upon the execution of the amended line of credit agreement and is included in other expenses in the Statement of Operations.
Jana Master Fund, Ltd.
On March 31, 2008, Arcadia Products, Inc., a wholly-owned subsidiary of the Company, and Arcadia Products’ subsidiaries (collectively “API”), entered into a revolving line of credit and security agreement with certain affiliates of Jana Master Fund, Ltd. (“JANA”). The loan agreement, secured by the assets of API, provides the Company with a revolving credit facility of up to $5.0 million and matures on April 1, 2010. Based on the assets of API, the Company may request advances up to an amount equal to (i) 80% of the eligible accounts receivable, plus (ii) 60% of the eligible inventory, plus (iii) 100% of cash and cash equivalent and (iv) 50% of eligible property, equipment and machinery. The interest rate on June 30, 2008 was 10%, compounded monthly, which is payable quarterly in arrears in cash or by adding the accrued interest to the principal balance of the JANA line of credit, at the option of API. All remaining unpaid accrued interest payable and principal will be due on the maturity date. API elected to add $125,000 to the line of credit for unpaid cash interest on June 30, 2008.
The prime rate was 5.0% at June 30, 2008. The weighted average interest rate of borrowings under line of credit agreements as of June 30, 2008 and March 31, 2008 was 7.0% and 6.5%, respectively.
Note 5 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	March 31,
	2008	2008

Note payable to Jana Master Fund, Ltd. originally dated November 30, 2006 and most recently amended on March 31, 2008 with unpaid accrued interest and the principal due in full on October 1, 2009. On March 31, 2008, the effective interest rate was 10.71%. On April 1, 2008, the interest rate changed to a fixed rate of 10% and, at the option of the Company, such amount of unpaid cash interest that would otherwise be payable on such quarterly interest payment date may be added to the principal balance of the note payable or an additional promissory note equal to such amount may be issued. A total of approximately $284,000 and $719,000 of unpaid cash interest was added to the note on June 30, 2008 and March 31, 2008, respectively, under this agreement. The unsecured note payable includes various loan covenants, all of which the Company was in compliance as of June 30, 2008.
	$11,649	$11,365

Note payable to Vicis Capital Master Fund (“Vicis”) in the amount of $5.3 million, dated March 31, 2008 bearing an effective interest rate of 10% on June 30, 2008 with unpaid accrued interest and the principal due in full on December 31, 2009. Unpaid cash interest that would otherwise be payable on such quarterly interest payment date may be added to the principal balance of the note payable or an additional promissory note equal to such amount may be issued. A total of approximately $133,000 of unpaid cash interest was added to the note on June 30, 2008 under this agreement. The amounts reported are net of unamortized debt discount of $1.0 million and $1.2 million on June 30, 2008 and March 31, 2008, respectively (see further discussion below).
	4,469	4,136

Notes payable, unsecured, to two executives dated September 10, 2007 bearing interest at 4% per year. The notes payable were paid in full on April 10, 2008.	—	99

Purchase price payable to Remedy Therapeutics, Inc., unsecured, dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009.	218	288

Other long-term obligations with interest charged at various rates ranging from 4% to 8.75% to be paid over time based on respective terms, due dates ranging from April 2009 to November 2011, secured by certain equipment.	468	508

Total long-term obligations	16,804	16,396
Less current portion of long-term obligations	(341)	(545)

Long-term obligations, less current portion	$16,463	$15,851

On March 31, 2008, JANA sold $5.0 million and related accrued interest of $338,000 of its note payable due from the Company to Vicis. Simultaneous with this transaction, the Company and Vicis entered into an amended promissory note to extend the maturity date to December 31, 2009. In conjunction with the note payable entered into with Vicis, the Company amended a Class B-2 warrant agreement held by Vicis (see Note 6 for further discussion).
As of June 30, 2008, future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2009	$341
Fiscal 2010	17,396
Fiscal 2011	49
Fiscal 2012	18

17,804
Less — unamortized debt discount	(1,000)

Total	$16,804

The weighted average interest rate of outstanding long-term obligations as of June 30, 2008 and March 31, 2008 was 9.9% and 10.5%, respectively.
Note 6 — Stockholders’ Equity
Stock Price Guarantees
In conjunction with the JASCORP, LLC ("JASCORP") acquisition as well as one additional equity transaction, the Company guaranteed that its stock price would meet or exceed various target prices in the future. If the guaranteed stock prices are not met, the Company will be required to issue additional shares of common stock or cash or a combination thereof, at the Company’s discretion, to make up the difference. The amount of the Company’s aggregate “true up” obligation is dependent on the closing price of the Company’s common stock on a future date specified in each of the referenced transactions.
In July 2008, the Company issued 1,512,403 shares of common stock to the former owner of JASCORP in order to satisfy the guaranteed stock price obligation.
Warrants
The following table represents warrants outstanding:

				June 30,	March 31,
Description	Exercise Price	Granted	Expiration	2008	2008

Class A	$0.50	May 2004	May 2011	5,749,036	5,749,036
Class B-1	$0.001	September 2005	September 2009	8,990,277	8,990,277
Class B-2	$1.20	September 2005	May 2014	3,111,111	3,111,111
Class B-2	$2.25	September 2005	September 2009	1,599,999	1,599,999
May 2007 Private Placement	$1.75	May 2007	May 2014	2,754,726	2,754,726
ABDC issuance	$0.75	June 2008	June 2015	490,000	—

Total Warrants Outstanding				22,695,149	22,205,149

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
No warrants were exercised during the three-month periods ended June 30, 2008 and June 30, 2007.
On March 31, 2008 and in conjunction with the note payable entered into with Vicis Capital Master Fund, the Company amended a Class B-2 warrant agreement held by Vicis. The amendment reduced the exercise price for 3,111,111 warrants to $1.20 per share and extended the maturity date to May 2014. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $1,202,000. This was recorded as a debt discount which will be amortized over the life of the related note payable. The assumptions used were as follows: risk free interest rate of 2.88%, expected dividend yield of 0%, expected volatility of 73%, and expected life of 6.15 years.
On June 5, 2008 and as partial consideration for the amendment of the line of credit agreement with ABDC, the Company issued 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $248,000. This amount was recorded as a loss on the extinguishment of a debt agreement

(see Note 4 for further discussion). The assumptions used were as follows: risk free interest rate of 3.63%, expected dividend yield of 0%, expected volatility of 76%, and expected life of 7 years.
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
Note 8 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of June 30, 2008, 620,197 shares were available for grant under the 2006 Plan.
Stock Options
Prior to the adoption of the 2006 Plan, stock options were granted to certain members of management and the Board of Directors. The terms of these options varied depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years.
The fair value of each stock option award is estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company currently uses the “simplified” method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. The Company estimated the volatility of its common stock by using historical stock price volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.
Following are the specific valuation assumptions used for each respective period:

	Three Month Period Ended
	June 30,
	2008	2007

Weighted-average expected volatility	73%	64%
Expected dividend yields	0%	0%
Expected terms (in years)	4	7
Risk-free interest rate	3.19%	4.58% — 4.79%

Stock option activity for the three-month period ended June 30, 2008 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)

Outstanding at April 1, 2008	1,872,989	$1.09
Granted	1,737,467	0.72

Outstanding at June 30, 2008	3,610,456	$0.91	5.6	$155

Exercisable at June 30, 2008	2,148,553	$1.03	4.7	$155

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.25	500,000	5.6 years	$0.25	500,000	$0.25
$0.26 - $1.00	1,976,876	6.8 years	$0.74	559,636	$0.72
$1.01 - $1.50	1,015,967	5.1 years	$1.41	971,304	$1.40
$1.51 - $2.25	43,000	4.8 years	$2.22	43,000	$2.22
$2.26 - $2.92	74,613	5.1 years	$2.92	74,613	$2.92

Outstanding at June 30, 2008	3,610,456		$0.91	2,148,553	$1.03

The weighted-average grant-date fair value of options granted during the three-month periods ended June 30, 2008 and 2007 was $0.40 and $0.92, respectively.
No stock options were exercised during either of the three-month periods ended June 30, 2008 and 2007.
The Company recognized $206,000 and $28,000 in stock-based compensation expense relating to stock options during the three-month periods ended June 30, 2008 and 2007, respectively.
As of June 30, 2008, total unrecognized stock-based compensation expense related to stock options was $680,000, which is expected to be expensed through June 2011.
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
The following table summarizes the activity for restricted stock awards during the three-month period ended June 30, 2008:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share

Unvested at April 1, 2008	961,801	$1.47
Granted	11,750	0.65
Vested	(109,792)	1.50
Forfeited	(11,250)	2.40

Unvested at June 30, 2008	852,509	$1.44

During the three-month periods ended June 30, 2008 and 2007, the Company recognized $128,000 and $232,000, respectively, of stock-based compensation expense from continuing operations related to restricted stock.
During the three-month periods ended June 30, 2008 and 2007, the total fair value of restricted stock vested was $165,000 and $1.7 million, respectively.
As of June 30, 2008, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.1 million, which is expected to be expensed over a weighted-average period of 2.7 years.
Note 9 — Income Taxes
The Company incurred state and local tax expense of $196,000 and $16,000 during the three-month periods ended June 30, 2008 and 2007, respectively.
SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.
Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (“UTP’s”) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of June 30, 2008. There was no 2009 activity related to unrecognized tax benefits. In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2003 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.
In July 2007, the State of Michigan enacted a substantial change to its corporate tax structure effective January 1, 2008. The tax law change eliminated of the Single Business Tax (“SBT”) and created an income tax and a modified gross receipts tax. Previous to this change, the expense related to the SBT was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was previously included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation. Management does not anticipate that these new laws will have a material impact on the Company in future periods.
Note 10 — Related Party Transactions
On June 30, 2008, the Company had an outstanding balance of $11,649,0000 related to an Amended and

Restated Promissory Note and $5,125,000 outstanding on a line of credit agreement, both of which were with JANA dated March 31, 2008. Prior to the Amended and Restated Promissory Note dated March 31, 2008, the Company had a note payable with JANA dated June 25, 2007 for $17.0 million. JANA held greater than 10% of the outstanding shares of Company common stock on June 30, 2008. The Company incurred interest expense relating to the debt in the amounts of $408,000 and $710,000 during the three-month periods ended June 30, 2008 and 2007, respectively. See Notes 4 and 5 above for additional information pertaining to the balances of these debt instruments.
PrairieStone has a line of credit agreement with a former owner of PrairieStone that was issued shares of the Company’s common stock as part of the purchase price consideration. At June 30, 2008, the outstanding balance of the line of credit was $2,425,000. The former owner held approximately 2% of the outstanding shares of Company’s common stock on June 30, 2008. The Company incurred interest expense relating to this line of credit of $50,000 and $63,000 during the three-month periods ended June 30, 2008 and 2007, respectively. Additionally, $248,000 was recognized as “Other” expense during the three-month period ended June 30, 2008 due to the modification of the line of credit agreement for the value of the warrants issued to ABDC on June 5, 2008. Please see Notes 4 and 6 above for additional information.
On September 10, 2007, the Company entered into a note payable with the Company’s Chief Executive Officer for $433,000 and a separate note payable with an Executive Vice President for $282,000. Both of these individuals were former executive officers and owners of PrairieStone. Pursuant to the PrairieStone purchase agreement, these two (2) individuals sold a predetermined number of shares of the Company’s common stock, which they received as consideration for the sale of their interests in PrairieStone, in order to cover their estimated personal tax liabilities resulting from the sale of PrairieStone to Arcadia. The proceeds from these common stock sales were less than the estimated tax liabilities. The purchase agreement obligated Arcadia to reimburse them the difference. The notes payable matured on April 10, 2008.
One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and an additional 47,437 shares in February 2008 due to a stock price guarantee provision relating to the acquisition. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $34,000 and $182,000 in revenue during the three-month periods ended June 30, 2008 and 2007, respectively. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal year 2007 and is due in February 2009.
Another member of the Board of Directors of the Company is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement. In addition, these entities received 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years.
On September 24, 2007, the Company hired an Executive Vice President of In-Home Health Care and Staffing. This individual has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. For the three-month periods ended June 30, 2008, commissions totaled $374,000. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
Note 11 — Segment Information
The Company reports net revenue from continuing operations and operating income/(loss) from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates three segments: Services, HHE and Pharmacy. Segments include operations engaged in similar lines of business and in some cases, may utilize common back office support services. Prior period segment information has been reclassified in order to conform to the current year presentation.
The Services segment is a national provider of home care services, including skilled and personal care; medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities; and light industrial, clerical and technical staffing services.
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
The Pharmacy segment operates a mail order pharmacy, which offers a full line of services and products including the dispensing of pills and other medications, multi-dose strip medication packages, respiratory supplies and medications, diabetic care management, drug interaction monitoring, and special assisted living medication packaging. The Pharmacy segment also provides comprehensive pharmacy management services including oversight, marketing support, third party systems interfaces, pharmacy setup and billing and dispensing software for pharmacies across the United States.
The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three Month Period Ended
	June 30,
	2008	2007

Revenue, net:
Services	$30,225	$31,214
Home Health Equipment	5,498	5,344
Pharmacy	1,661	1,451

Total revenue	37,384	38,009

Operating income (loss):
Services	$1,579	$1,068
Home Health Equipment	199	(683)
Pharmacy	(798)	(291)
Unallocated corporate overhead	(2,856)	(2,578)

Total operating income (loss)	(1,876)	(2,484)

Other expenses:
Interest expense, net	956	1,159
Other	258	—

Net loss before income tax expense	(3,090)	(3,643)
Income tax expense	196	16

Net loss from continuing operations	$(3,286)	$(3,659)

Depreciation and amortization (continuing operations):
Services	$286	$333
Home Health Equipment — cost of revenue	712	606
Home Health Equipment — operating expense	275	333
Pharmacy	162	103
Corporate	33	79

Total depreciation and amortization	$1,468	$1,454

	June 30,
	2008	2007

Capital expenditures:
Services	$37	$24
Home Health Equipment	23	232
Pharmacy	103	6
Care Clinics, Inc. (discontinued in fiscal year 2008)	—	518
Corporate	101	9

Total assets	$264	$789

	June 30, 2008	March 31, 2008

Assets:
Services	$47,420	$48,383
Home Health Equipment	14,729	16,219
Pharmacy	29,457	29,867
Unallocated corporate assets	2,661	4,946

Total assets	$94,267	$99,415

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
Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing, if necessary, and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) our ability to successfully integrate acquisitions; (14) the ability of our management team to successfully pursue our business plan; (15) other unforeseen events that may impact our business; and (16) the risks, uncertainties and other factors described in Part II, Item 1A of this Report which are incorporated herein by this reference.
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
The Company consolidated and relocated its corporate headquarters to Indianapolis, Indiana in 2007. The Company conducts its business from 92 facilities located in 22 states. The Company operates pharmacies in Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
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
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A contractual adjustment is recorded as a reduction to net patient services revenues and consists of (a) the difference between the payer’s allowable amount and the customary billing rate; and (b) services for which payment is denied by governmental or third-party payors or otherwise deemed non-billable.
Allowance for Doubtful Accounts and Contractual Allowances
The Company reviews its accounts receivable balances on a periodic basis. Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts as described below.
The provision for contractual allowances is the difference between the amount billed and the amount expected to be paid by the applicable third-party payor. The Company records the provision for contractual adjustments based on a percentage of accounts receivable using historical data. Due to the complexity of many third-party billing arrangements, the amount billed, which represents the estimated net realizable amount when the services are provided, is sometimes adjusted at the time of cash remittance or claim denial.
The provision for doubtful accounts is primarily based on historical analysis of the Company’s records. The analysis is based on patient and institutional client payment histories, the aging of the accounts receivable, and specific review of patient and institutional client records. As actual collection experience changes, revisions to the allowance may be required. Any unanticipated change in customers’ creditworthiness or other matters affecting the collectability of amounts due from customers could have a material effect on the results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.
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

Three-Month Period Ended June 30, 2008 Compared to the Three-Month Period Ended June 30, 2007
Results of Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended June 30,
	2008	2007

Revenues, net	$37,384	$38,009
Cost of revenues	24,461	25,908

Gross profit	12,923	12,101

Selling, general and administrative expenses	14,043	13,737
Depreciation and amortization	756	848

Total operating expenses	14,799	14,585

Operating loss	(1,876)	(2,484)
Other expenses	1,214	1,159

Net loss before income tax expense	(3,090)	(3,643)
Income tax expense	196	16

Net loss from continuing operations	$(3,286)	$(3,659)

Weighted average number of shares — basic and diluted	131,688,000	114,997,000
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.03)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$30,225	80.9%	$31,214	82.1%	$(989)	-3.2%
Home Health Equipment	5,498	14.7%	5,344	14.1%	154	2.9%
Pharmacy	1,661	4.4%	1,451	3.8%	210	14.5%

	37,384	100.0%	38,009	100.0%	(625)	-1.6%

Cost of revenues:
Services	$21,595		$22,794		(1,199)	-5.3%
Home Health Equipment	1,840		1,902		(62)	-3.3%
Pharmacy	1,026		1,212		(186)	-15.3%

	24,461		25,908		(1,447)	-5.6%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	8,630	28.6%	8,420	27.0%	210	2.5%
Home Health Equipment	3,658	66.5%	3,442	64.4%	216	6.3%
Pharmacy	635	38.2%	239	16.5%	396	165.7%

	$12,923	34.6%	$12,101	31.8%	$822	6.8%

The revenue mix continues to change, however the Services segment revenue remains the largest revenue source for the Company. The cost of revenues in the Services segment is primarily employee costs. The costs of revenue in the HHE and Pharmacy segments are largely the cost of products and medication sold to patients, as well as, to a lesser extent, the services provided to patients and supplies used in the delivery of other rental products. The HHE segment cost of revenues includes the depreciation of patient rental equipment (discussed in “Depreciation and Amortization” section).
Total revenue in the Services segment of $30.2 million represented a 3.2% decline in the first quarter of fiscal year 2009 versus the same period of the prior year. Home care, medical staffing and industrial staffing revenue represented 50.3%, 31.5% and 18.2%, respectively, of Services revenue during the quarter, compared with 43.6%, 37.2% and 19.2%, respectively, for the first quarter of fiscal 2008. During the first quarter of fiscal 2009, home care revenues increased approximately 9% compared to the prior year, with significant growth in the private pay sector. Medical staffing revenues declined approximately 19% compared to the prior year, with declines in both per diem and travel nursing revenues. Industrial staffing declined by approximately 10% versus the prior year due to general economic conditions and plant closures associated with a major automotive company strike in Michigan, the primary market for the Company’s non-medical staffing business.
Gross margin percentages for the Services segment increased by 1.6% during the first quarter of fiscal 2009 compared to the prior year. The improvement in gross margins was driven by: a.) a reduction in workers compensation expense, reflecting the Company’s efforts to control and reduce these costs through improved training, more active and timely reporting and monitoring of claims, and reduced administrative costs; and b.) the increase in the mix of business towards the higher margin home care market, as home care accounted for a higher percentage of revenue during the period than the lower margin medical staffing and industrial staffing businesses.
The revenue in the HHE segment remained relatively flat compared to the quarter ended June 30, 2007. The $154,000 increase reflects a reduction in the contractual adjustments, which resulted in higher net revenues. Management recently performed a detailed analysis of the HHE segment’s billing and collection history. Based on this analysis, the Company updated its model for classifying contractual adjustments and bad debt expense, which is classified as an operating expense. This resulted in lower total adjustments and a decrease in the portion classified as contractual adjustments versus bad debt expense compared to the prior year. This reduction in contractual adjustment also contributed to the 2.1% increase in the gross margin percentage.
The Pharmacy segment for the three-month period ended June 30, 2008 includes a full quarter of operations from JASCORP, LLC (“JASCORP”), which was acquired in July 2007. The revenue contribution from JASCORP during the three-month period June 30, 2008 was partially offset by a reduction in Pharmacy management fee revenues from a related party (see Note 10 to the Company’s Consolidated Financial Statements under Item 1 of this Report).

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended June 30, (in thousands):

						%
		% of Total		% of Total	$ Increase/	Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$6,764	48.2%	$7,018	51.1%	$(254)	-3.6%
Home Health Equipment	3,184	22.7%	3,809	27.7%	(625)	-16.4%
Pharmacy	1,272	9.1%	594	4.3%	678	114.1%
Corporate	2,823	20.1%	2,316	16.9%	507	21.9%

	$14,043	100.0%	$13,737	100.0%	$306	2.2%

The Services segment selling, general and administrative expense decreased primarily due to a decrease in selling expenses, which include commissions paid to the affiliate agencies. These commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins for the three-month period ended June 30, 2008 compared to the same period for the prior year. In addition to the reduction in selling expenses, the Services selling, general and administrative expenses decreased due to a change in classification of certain functions in the Southfield, Michigan support office as more fully discussed below.
The decrease in the HHE segment selling, general and administrative expense was primarily due to the closure of the Orlando, Florida administrative support office in November 2007. The Orlando office housed the HHE accounting, IT and compliance functions. The Company consolidated these HHE support functions with the Services support function located in Southfield, Michigan. This consolidation resulted in decreased employee and location costs in the HHE segment.
The decreases in HHE selling, general and administrative expenses were partially offset by an increase in bad debt expense. Management recently performed a detailed analysis of the HHE segment’s billing and collection history. Based on this analysis, the Company developed updated its model for classifying contractual adjustments (adjustment to net revenue) and bad debt expense. This resulted in lower adjustments but an increase in the portion classified as bad debt versus contractual adjustments compared to the prior year.
The increase in the Pharmacy segment selling, general and administrative expense reflects the full quarter of expenses subsequent to the JASCORP acquisition. The increase also highlights the Company’s investment in the infrastructure and additional employees that will be necessary to support the anticipated growth in the Pharmacy segment during fiscal 2009.
The increase in Corporate selling, general and administrative expense was due to the following:
•	A change in the classification of certain employees who were previously included in the Services segment to Corporate. Historically, employees in the Southfield, Michigan location supported the Services segment almost exclusively. During fiscal 2008, the Company centralized many of its corporate functions in Southfield, Michigan, and these employees now support the entire organization. Effective April 1, 2008, the Company began to more accurately separate and record these corporate functions from the segment specific functions; and

•	Severance expense relating to two former executives.
These increases were partially offset by a decrease in professional fees. During fiscal 2008, the Company hired an in-house legal counsel, and since this hiring, the Company’s legal fees have decreased significantly. Additionally, audit fees and fees relating to Sarbanes-Oxley requirements decreased due to improved efficiencies and general fee reduction efforts.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the three-

month periods ended June 30, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation — cost of revenues	$712	$606	$106	17.5%
Depreciation and amortization of property and equipment	$300	$274	26	9.5%
Amortization of acquired intangible assets	456	574	(118)	-20.6%

Depreciation and amortization — operating expense	$756	$848	$(92)	-10.8%

Depreciation expense included in cost of revenues increased by 17.5% during the three-month period ended June 30, 2008 compared to the prior year as a result of increased depreciation expense due to an increase in HHE rental equipment purchases in recent quarters.
Depreciation and amortization of property and equipment increased slightly during the three-month period ended June 30, 2008 compared to the prior year, primarily as a result of depreciation of computer software equipment and leasehold improvements subsequent to the JASCORP acquisition. Amortization of acquired intangible assets decreased 20.6%, primarily as a result of the completion of certain intangible asset amortization during fiscal year 2008.
Other Expenses
The following summarizes net interest expense for the three-month periods ended June 30, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Interest expense	$974	$1,203	$(229)	-19.0%
Interest income	(18)	(44)	(26)	-59.1%

	$956	$1,159	$(203)	-17.5%

The average interest bearing liabilities balance (balance at the beginning of the period plus the balance at the end of the period divided by two) for the three-month period ended June 30, 2008 was $37.8 million compared to $42.8 million for the three-month period ended June 30, 2007. The reduction in the average balance reflects a $7.5 million reduction of total interest bearing liabilities during fiscal 2008 as well as an additional $3.0 million reduction during the first quarter of fiscal 2009. The decrease in the prime rate of 350 basis points over the last 12 months has also contributed to the reduction in interest expense.
Other expenses for the three-month period ended June 30, 2008 totaling $258,000 included $248,000 which represents a loss on the extinguishment of debt. The loss represents the estimated fair value of warrants to purchase 490,000 shares of common stock issued to ABCD as part of the consideration for amending certain terms of a line of credit agreement.
Income Taxes
Income tax expense was $196,000 for the three-month period ended June 30, 2008 compared to $16,000 for the three-month period ended June 30, 2007, an increase of $180,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. Additionally, the State of Michigan changed the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.
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
Loss from Discontinued Operations
As noted in Note 2 to the Company’s Consolidated Financial Statements under Item 1 of this Report, the Company divested several entities beginning in the second quarter of fiscal 2008. As such, the prior period consolidated statements of operations have been recast to conform to this presentation. The loss from discontinued operations for the three-month period ended June 30, 2007 was $3.8 million.
Liquidity and Capital Resources
Working capital, which represents current assets less current liabilities, was $19.1 million at June 30, 2008 compared to $24.9 million at March 31, 2008.
The following summarizes the Company’s cash flows for the three-month periods ended June 30, (in thousands):

	2008	2007

Net cash provided by (used in) operating activities	$623	$(3,962)
Net cash used in investing activities	(608)	(789)
Net cash provided by (used in) financing activities	(3,985)	5,863
Net change in cash and cash equivalents	(3,970)	1,112
Cash and cash equivalents, end of period	2,381	4,106
Availability under line of credit agreements	$2,022	$—
Total cash and cash equivalents decreased by $4.0 million to $2.4 million during the three-month period ended June 30, 2008. At June 30, 2008, the Company had $2 million in additional line of credit availability, which results in $4.4 million in cash and availability. The decrease in cash includes a $3.5 million reduction in the line of credit balance and a $400,000 decrease in debt and capital lease obligations. The line of credit balance fluctuates based on working capital needs. The $623,000 of cash generated from operating activities was approximately offset by the $608,000 used in investing activities, which included $363,000 used for business acquisitions.
Net cash provided by operating activities of $623,000 for the three-month period ended June 30, 2008 represents a significant improvement compared to ($4.0) million for the same period in the prior year. The improvement was primarily due to the reduction in the net loss by $4.1 million. The loss from discontinued operations during the three-month period ended June 30, 2007 accounted for $3.7 million of the total $7.4 million net loss during the period. The positive cash flow from operations during the first quarter of fiscal 2009 also reflects an increased emphasis on day-to-day cash management.
Cash used in investing activities for the three-month period ended June 30, 2008 included $363,000 of cash paid for acquisitions in the Services segment and $264,000 of capital expenditures. The $363,000 used for business acquisitions includes the $245,000 for current year acquisitions while the remaining $118,000 represents payments associated with acquisitions made in previous periods. Cash used in investing activities for the three-month period ended June 30, 2007 consisted of property and equipment purchases, primarily related to the Care Clinic initiative which the Company subsequently divested.
Cash used in financing activities for the three-month period end June 30, 2008 consisted of payments debt payments, including the reduction in the outstanding balance on the lines of credit. The $3.5 million reduction in the line of credit balance primarily reflects the timing of cash receipts and disbursements. Available cash is used to reduce the line of credit balance, and the available cash can fluctuate significantly on a daily basis. During the three-month period ended June 30, 2007, the Company raised $12.4 million in cash through a private placement of its common stock. $5.6 million of these proceeds were used to pay down outstanding debt.
If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding JANA debt. Specifically, the Company must remit to JANA 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
Net accounts receivable were $24.7 million at both June 30, 2008 and at March 31, 2008. The Services and HHE segments account for 80% and 18%, respectively, of total accounts receivable at June 30, 2008 compared to 80% and 17% at March 31, 2008.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the three-month period ended June 30, 2008 was as follows:

Medicare	8%
Medicaid/other government	19%
Commercial Insurance	7%
Institution/Facilities	51%
Private Pay	15%
In order for the Company and its subsidiaries to receive reimbursement from Medicare for goods and services provided, appropriate provider numbers and billing codes must be maintained and active. As part of its need to update information required to keep these provider numbers and billing codes active, the Company submits information to the Centers for Medicare and Medicaid Services (“CMS”). During the CMS review process, the Company has from time to time experienced temporary deactivation of some provider numbers and/or billing codes needed to obtain timely reimbursement from Medicare. The temporary deactivation has resulted in a delay in reimbursement, which impacts the Company’s cash collections. Generally, the Company obtains reimbursement retroactive to the date of deactivation. However, there is some risk that revenues recognized during the deactivation period may not ultimately be reimbursed. The delayed cash collection can adversely impact the Company’s short-term liquidity. As of June 30, 2008, the amounts associated with these reimbursement delays are not considered material.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated financial statements.
Fair Value Hierarchy. SFAS No. 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008, resulting in no impact on its consolidated financial statements.
In December 2007, the Securities and Exchange Commission staff issued SAB 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for stock option grants after December 31, 2007. Use of the simplified method after December 31, 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the stock options. The Company currently uses the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for stock options granted after December 31, 2007. The Company adopted SAB 110 effective April 1, 2008 and will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants.
In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP No. 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. 142-3 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The majority of our cash balances are held primarily in highly liquid commercial bank accounts. The Company utilizes lines of credit to fund operational cash needs. The risk associated with fluctuating interest rates is primarily limited to our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows. All our revenues since inception have been in the U.S. and in U.S. Dollars; therefore, we have not yet adopted a strategy for the future currency rate exposure as it is not anticipated that foreign revenues are likely to occur in the near future.

Item 4.	Controls and Procedures.
The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
As of June 30, 2008, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2008, and the additional Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.
The price of our common stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our Company.
The market price of our common stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The closing price of our common stock, as quoted by the American Stock Exchange (AMEX) beginning July 3, 2006 through July 30, 2008, has fluctuated from a low of $0.26 to a high of $3.50. From July 31, 2007 through July 31, 2008, our common stock has fluctuated from a low of $0.26 to a high of $2.34. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
To the extent we do not generate adequate cash flow from operations, we may need to raise additional cash through equity or debt financing, both of which may be difficult due to the Company’s current capital structure and stock price.
We raised $5.0 million in additional debt financing in March 2008. While we believe this funding, along with other lines of available credit, will enable us to fund our plans for fiscal 2009, we may have additional cash needs during the course of the year. It may be difficult to raise additional cash through debt financing due to our current outstanding debt level (lines of credit, notes payable and capital lease obligations) of $36.3 million. Further, due to our recent stock price and volatility as well as the total number of common shares outstanding and available, additional equity financing may not be attractive or possible. If we were unable to raise additional cash, we may need to modify or abandon our growth strategy or may need to eliminate certain product or service offerings. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock and shareholder value.
Although the Company generated positive cash flow from operations of approximately $623,000 for the quarter ended June 30, 2008, this trend may not be sustainable over the next several quarters. Cash flows generated from operations may not be adequate to cover the Company’s debt obligations and capital requirements. The Company anticipates that its operating expenses will increase as it continues to invest in its Pharmacy segment. If an increase in operating expenses is not accompanied by a corresponding increase in revenues, the Company’s operating results may suffer. Accordingly, although the Company had positive cash flow from operations for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008, it cannot assure you that it will be able to sustain or increase its cash flow from operations in the future.

Changes in reimbursement for Home Health Equipment products under Medicare could negatively affect our business and financial condition.
Recent federal legislative changes contain provisions that will directly impact reimbursement for some of the products supplied by the HHE segment, including oxygen equipment. Over the past several years federal legislative changes implemented by the Centers for Medicare and Medicaid Services (“CMS”) have included the Medicare, Medicaid and SCHIP Extension Act of 2007; the Deficit Reduction Act of 2005; and the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under these new provisions, the most significant changes for our HHE segment were to have included (a) establishment of competitive bidding areas (“CBA’s”) for certain HHE products, starting in ten metropolitan statistical areas (“MSAs”) in 2008 and extending to additional MSAs in 2009 and beyond; (b) quality standards and accreditation requirements for participants in the competitive bidding program; (c) capped rental payments limiting the period of time for which the Company may be reimbursed for oxygen equipment supplied to its customers to 36 months, and required transfer of title to such equipment to the client after the 36 month reimbursement cap was reached; and (d) reductions in the reimbursement levels for certain inhalation drugs.
In April 2007 CMS issued its final rule implementing the first round of the competitive bidding program in ten of the largest MSA’s across the country, applying initially to ten categories of HHE and medical supplies. This first round of competitive bidding included a CBA in which one of the Company’s fourteen HHE businesses was located. CMS announced the winning suppliers in March 2008. The Company was not a winning supplier of the product categories for which we submitted bids.
On January 8, 2008, CMS announced the next 70 MSAs and the applicable product categories for the second round of the competitive bidding program for certain HHE products under Medicare Part B. CMS stated that it planned to announce the specific zip codes included in each of the respective MSA for the second round of competitive bidding during the second quarter of 2008.
In July 2008, the Unites States Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). Among other things, MIPPA (1) terminates contracts awarded in the first round of competitive bidding; (2) delays the first round of competitive bidding until 2009 and requires changes to the program be adopted prior to its re-implementation; (3) delays the second round of competitive bidding to after 2011; (4) retains the 36 month cap on reimbursement for oxygen equipment rentals, but deletes the requirement that title to such equipment be transferred to the patient at that time; and (5) implements effective January 1, 2009 a 9.5% reduction in reimbursement for certain HHE items supplied anywhere in the United States.
The Company is evaluating the impact of these changes on its existing business. The changes will reduce reimbursement levels for certain HHE equipment, which will adversely impact revenues and margins starting in the fourth quarter of fiscal 2009. While these changes are not expected to have a material adverse change on the net revenues, operating income and cash flows of the Company as a whole in fiscal 2009 as compared to fiscal 2008, the impact of these and possible future legislative changes could have a material adverse impact on the net revenues, operating income and cash flow of the HHE segment, starting in 2009 and continuing into future periods. The company continually evaluates opportunities to increase revenue and reduce costs in response to these and other changes affecting the HHE business. These initiatives, if successful, will mitigate the impact of these changes on the net revenues and margins realized in the Company’s HHE segment. Moreover, until such time that the competitive bid program is implemented, bids are awarded in the applicable CBA’s and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of MIPPA nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries in one or more of the markets we currently serve.

Item 6.	Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 8, 2008	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

August 8, 2008	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-32935.

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