Form 10-Q
period 2008-09-30
ARCADIA RESOURCES, INC
filed 2008-11-06
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (317) 569-8234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 28, 2008, 136,817,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page
No.
Part I: Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	2
Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2008 and 2007 (unaudited)	3
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended September 30, 2008 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2008 and 2007 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

Part II: Other Information

Item 1. Legal Proceedings
Item 1A. Risk Factors	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	34
Item 6. Exhibits	34
34

Exhibits
Signatures	34
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-3.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,294	$6,351
Accounts receivable, net of allowance of $3,543 and $5,449, respectively	26,021	24,723
Inventories, net	1,546	1,867
Prepaid expenses and other current assets	2,058	3,101

Total current assets	31,919	36,042
Property and equipment, net	5,017	5,991
Goodwill	33,386	32,836
Acquired intangible assets, net	23,765	24,371
Other assets	267	175

Total assets	$94,354	$99,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$375	$250
Accounts payable	3,414	2,567
Accrued expenses:
Compensation and related taxes	4,148	3,676
Interest	60	97
Other	2,082	1,643
Payable to affiliated agencies	2,789	2,255
Long-term obligations, current portion	462	545
Capital lease obligations, current portion	84	105
Deferred revenue	10	29

Total current liabilities	13,424	11,167
Lines of credit, less current portion	19,665	22,492
Long-term obligations, less current portion	16,880	15,851
Capital lease obligations, less current portion	75	108

Total liabilities	50,044	49,618

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 134,985,500 shares and 133,113,440 shares issued, respectively	135	133
Additional paid-in capital	130,474	129,442
Accumulated deficit	(86,299)	(79,778)

Total stockholders’ equity	44,310	49,797

Total liabilities and stockholders’ equity	$94,354	$99,415

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Revenues, net	$36,923	$37,984	$74,308	$75,993
Cost of revenues	23,938	25,992	48,399	51,900

Gross profit	12,985	11,992	25,909	24,093

Selling, general and administrative	13,871	14,342	27,913	28,079
Depreciation and amortization	1,053	936	1,810	1,784

Total operating expenses	14,924	15,278	29,723	29,863

Operating loss	(1,939)	(3,286)	(3,814)	(5,770)
Other expenses:
Interest expense, net	1,054	949	2,010	2,108
Other	44	14	303	14

Total other expenses	1,098	963	2,313	2,122

Loss from continuing operations before income taxes	(3,037)	(4,249)	(6,127)	(7,892)

Current income tax expense	198	7	394	23

Loss from continuing operations	(3,235)	(4,256)	(6,521)	(7,915)

Discontinued operations:
Loss from discontinued operations	—	(2,758)	—	(6,527)
Net loss on disposal	—	(2,160)	—	(2,160)

	—	(4,918)	—	(8,687)

NET LOSS	$(3,235)	$(9,174)	$(6,521)	$(16,602)

Weighted average number of common shares outstanding	133,019,000	123,456,000	132,357,000	119,250,000

Basic and diluted net loss per share:
Loss from continuing operations	(0.02)	(0.03)	(0.05)	(0.07)
Loss from discontinued operations	—	(0.04)	—	(0.07)

Net loss per share	$(0.02)	$(0.07)	$(0.05)	$(0.14)

     See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 1, 2008	133,113,440	$133	$129,442	$(79,778)	$49,797
Issuance of warrants	—	—	248	—	248
Stock-based compensation expense	359,657	—	786	—	786
Contingent consideration relating to prior year acquisition	1,512,403	2	(2)	—	—
Net loss for the period	—	—	—	(6,521)	(6,521)

Balance, September 30, 2008	134,985,500	$135	$130,474	$(86,299)	$44,310

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six-Month Period Ended
	September 30,
	(Unaudited)
	2008	2007

Operating activities
Net loss for the period	$(6,521)	$(16,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,654	1,272
Depreciation of property and equipment	2,297	2,733
Amortization of intangible assets	943	1,485
Impairment of long-lived assets	—	1,900
Loss on sale of property and equipment	55	—
Loss on sale of business disposal	—	2,160
(Gain)/loss on extinguishment of debt	248	(121)
Amortization of deferred financing costs and debt discounts	492	—
Non-cash interest expense	1,102	—
Reduction in expense due to return of common stock previously issued	—	(246)
Stock-based compensation expense	741	2,132
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,952)	1,096
Inventories	(611)	(362)
Other assets	689	(43)
Accounts payable	908	(3,703)
Accrued expenses	781	399
Due to affiliated agencies	166	328
Deferred revenue	(19)	(438)

Net cash used in operating activities	(27)	(8,010)

Investing activities
Business acquisitions, net of cash acquired	(429)	(384)
Proceeds from prior year business disposal	356	—
Proceeds from disposals of property and equipment	19	5,751
Purchases of property and equipment	(462)	(1,079)

Net cash provided by (used in) investing activities	(516)	4,288

Financing activities
Proceeds from issuance of common stock, net of fees	—	12,442
Net payments on lines of credit	(2,956)	(4,878)
Payments on notes payable and capital lease obligations	(558)	(5,088)

Net cash provided by (used in) financing activities	(3,514)	2,476

Net change in cash and cash equivalents	(4,057)	(1,246)
Cash and cash equivalents, beginning of period	6,351	2,994

Cash and cash equivalents, end of period	$2,294	$1,748

Supplementary information:
Cash paid during the period for:
Interest	$485	$2,282
Income taxes	97	24
Non-cash investing / financing activities:
Payments on note payable with issuance of common stock	—	1,281
Common stock issued in conjunction with JASCORP, LLC acquisition	—	1,800
HHE cost of disposal paid in common stock	—	876
Stock price guarantee relating to prior year acquisition settled with issuance of notes payable	—	715
Prior period liability satisfied with equity	45	—
Accrued interest converted to notes payable	1,102	—
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. The Company operates in two complementary business groups: Home Health Care/Staffing and Pharmacy/Medication Management. These two business groups operate in three reportable business segments: In-Home Health Care Services and Staffing (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from 98 facilities located in 21 states. The Company operates pharmacies in Indiana, Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three-month and six-month periods ended September 30, 2008 and 2007, the consolidated statements of cash flows for the six-month periods ended September 30, 2008 and 2007 and the consolidated statement of stockholders’ equity for the six-month period ended September 30, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month and six-month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2008 included in the Company’s Form 10-K filed with the SEC on June 16, 2008.
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
Property and Equipment
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenue. Depreciation expense included in cost of revenues included in continuing operations was $719,000 and $584,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.2 million for the six-month periods ended September 30, 2008 and 2007, respectively.
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
Revenue generated through the affiliate agencies represented approximately 45% and 50% of total revenue from continuing operations during the three-month periods ended September 30, 2008 and 2007, respectively, and 46% and 51% during the six-month periods ended September 30, 2008 and 2007, respectively.

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
Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 25% and 20% for the three-month periods ended September 30, 2008 and 2007, respectively, and 24% and 27% during the six-month periods ended September 30, 2008 and 2007, respectively. No customer represents more than 10% of the Company’s revenues for the periods presented.
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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options, unvested restricted stock, warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of September 30, 2008 and 2007, there were approximately 27,291,000 and 30,179,000 potentially dilutive shares outstanding, respectively.
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
Note 2 — Management’s Plan
Since its reverse merger in May 2004, the Company has incurred operating losses and has accumulated a significant amount of debt. For the year ended March 31, 2008, the Company incurred net losses of $23.4 million, of which $13.1 million represents losses from continuing operations. For the six month period ended September 30, 2008, the Company incurred a net loss of $6.5 million. At September 30, 2008, the Company had total outstanding debt of approximately $37.5 million, of which $30 million is due on October 1, 2009 and an additional $5 million is due on December 31, 2009. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
A new executive management team, including a new Chief Executive Officer, Chief Financial Officer, General Counsel and Executive Vice Presidents of Operations and Sales and Marketing, was assembled during fiscal 2008. This team created a new vision for the Company, “Keeping People at Home and Healthier Longer”, focusing management efforts in the Home Health Care and Pharmacy marketplaces. During the first six months of fiscal 2008, the Company sold or ceased operations of certain locations and lines of business that were under performing or did not complement the Company’s vision. Over the last four quarters, management has worked to improve the results of the home care, medical staffing and home health equipment businesses, while at the same time, growing the early-stage pharmacy business. During this period of time, significant progress has been made in improving margins, reducing selling, general and administrative expenses and creating a more unified and disciplined culture within the Company.
During the six month period ended September 30, 2008, the Company decreased its loss from continuing operations by $1.4 million compared to the prior year. This improvement was made in a difficult market environment, which has resulted in lower revenues in some segments. In addition, this improvement was made while the Company increased expenditures in the pharmacy business infrastructure in anticipation of a significant ramp up in pharmacy revenue.
The Company continues its efforts to reduce selling, general and administrative expenses and anticipates additional savings during the last six months of fiscal 2009, primarily within its employee-related expenses. Additionally, the Company anticipates margins to continue to be stronger than prior years. Finally, management expects the pharmacy revenue to increase significantly over the next several quarters.
Cash used in operations was approximately neutral for the six months ended September 30, 2008. Total cash decreased by approximately $4.1 million during this period, of which $3.5 million was used to reduce outstanding debt balances. The Company has implemented a disciplined approach to cash management. Management believes that its cash and line of credit availability are sufficient to fund on-going operations in the current business environment.
As of September 30, 2008, the Company had approximately $12.5 million outstanding under its Comerica Bank line of credit, which is secured by eligible receivables of the Services segment. The line of credit expires on October 1, 2009. The Company believes that it will be able to renew this line of credit with Comerica or, if necessary, replace it with a similar secured line of credit with another lender. The Company had an additional $22 million of debt owed to its two largest equity holders, which matures during the third quarter of fiscal 2010. Senior management is in on-going dialogue with these two entities and is exploring various alternatives for reducing and/or restructuring its outstanding debt. Management believes that it will be able to restructure its debt before maturity, but this may require the sale of additional assets. The Company continues to explore the possible sale of non-core assets, and the proceeds of such a sale would be used, in part, to reduce outstanding debt.
Note 3 — Discontinued Operations
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
The results of the above are reported in discontinued operations through the dates of disposition in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation. The segment results in Note 12 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included legal fees, insurance, external audit fees, payroll processing, human resources services and information technology support. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.
The components of the loss from discontinued operations are presented below (in thousands):

	Three-Month Period	Six-Month Period
	Ended	Ended
	September 30, 2007
Revenues, net:
Retail operations	$117	$348
Care Clinic, Inc.	64	202
Pharmacy — Florida	581	1,558
Home Health Equipment	1,162	4,167

	$1,924	6,275

Loss from operations:
Retail operations	(159)	(439)
Care Clinic, Inc.	(1,733)	(5,644)
Pharmacy — Florida	(136)	(221)
Home Health Equipment	(730)	(223)

	(2,758)	(6,527)

Loss on disposal:
Retail operations	(13)	(13)
Care Clinic, Inc.	(770)	(770)
Pharmacy — Florida	(1)	(1)
Home Health Equipment	(1,376)	(1,376)

	(2,160)	(2,160)

Loss from discontinued operations:
Retail operations	(172)	(452)
Care Clinic, Inc.	(2,503)	(6,414)
Pharmacy — Florida	(137)	(222)
Home Health Equipment	(2,106)	(1,599)

	$(4,918)	$(8,687)

Note 4 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the six-month period ended September 30, 2008 (in thousands):

	Services	HHE	Pharmacy	Total

Goodwill at April 1, 2008	$14,180	$2,015	$16,641	$32,836
Acquisitions during the period	550	—	—	550

Goodwill at September 30, 2008	$14,730	$2,015	$16,641	$33,386

Goodwill of approximately $20.4 million is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following (in thousands):

	September 30, 2008		March 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000	$724	$8,000	$628
Customer relationships	21,987	5,761	21,652	5,003
Non-competition agreements	660	433	674	381
Acquired technology	90	54	850	793

	30,737	$6,972	31,176	$6,805

Less accumulated amortization	(6,972)		(6,805)

Net acquired intangible assets	$23,765		$24,371

Amortization expense for acquired intangible assets included in continuing operations was $487,000 and $614,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $943,000 and $1.2 million for the six-month periods ended September 30, 2008 and 2007, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of September 30, 2008 is as follows (in thousands):

Remainder of fiscal 2009	$917
Fiscal 2010	1,918
Fiscal 2011	1,688
Fiscal 2012	1,496
Fiscal 2013	1,373
Thereafter	16,373

Total	$23,765

Note 5 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At September 30, 2008
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2008	Interest rate

Comerica Bank	October 1, 2009	$14,254	$12,436	$15,292	Prime
AmerisourceBergen Drug Corporation	September 30, 2010	2,350	2,350	2,450	10%
Jana Master Fund, Ltd.	October 1, 2009	5,254	5,254	5,000	10%

Total lines of credit obligations		$21,858	20,040	22,742

Less current portion			(375)	(250)

Long-term portion			$19,665	$22,492

Comerica Bank
The Comerica Bank line of credit agreement includes certain financial covenants specifically relating to Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company. ASI was not in compliance with the leverage ratio financial covenant as of March 31, 2008. In October 2008, the Company entered into an amendment to the original credit agreement with Comerica. In conjunction with the amendment, the bank waived the event of default relating to the March 31, 2008 covenant violation. Additionally, the amendment included an increase in the interest rate to prime plus 1% per annum.
The effective interest rate at September 30, 2008 was 5.0%.
As of September 30, 2008, the Company was in compliance with all financial covenants.
AmerisourceBergen Drug Corporation (“ABDC”)
There have been no changes to the Company’s line of credit agreement with ABDC as discussed in Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission (SEC) on August 11, 2008.
Jana Master Fund, Ltd. (“JANA”)
There have been no changes to the Company’s line of credit agreement with JANA as discussed in Form 10-Q filed with SEC on August 11, 2008, other than the Company elected to add an additional $129,000 to the line of credit for unpaid cash interest on September 30, 2008.
The prime rate was 5.0% at September 30, 2008. The weighted average interest rate of borrowings under line of credit agreements as of September 30, 2008 and March 31, 2008 was 6.9% and 6.5%, respectively.

Note 6 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
Note payable to Jana Master Fund, Ltd. amended on March 31, 2008 with principal due in full on October 1, 2009 bearing an effective interest rate of 10% on September 30, 2008. A total of approximately $577,000 of unpaid cash interest was added to the note during fiscal 2009 as of September 30, 2008 and approximately $719,000 for the year ended March 31, 2008 under this agreement. The unsecured note payable includes various loan covenants, all of which the Company was in compliance as of September 30, 2008.	$11,942	$11,365

Note payable to Vicis Capital Master Fund (“Vicis”) dated March 31, 2008 bearing an effective interest rate of 10% on September 30, 2008 with the principal due in full on December 31, 2009. A total of approximately $271,000 of unpaid cash interest was added to the note during fiscal 2009 as of September 30, 2008 under this agreement. The amounts reported are net of unamortized debt discount of $801,000 and $1.2 million on September 30, 2008 and March 31, 2008, respectively.	4,808	4,136

Notes payable, unsecured, to two executives dated September 10, 2007 bearing interest at 4% per year. The notes payable were paid in full on April 10, 2008.	—	99

Purchase price payable to Remedy Therapeutics, Inc., unsecured, dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment due on January 27, 2009.	147	288

Other long-term obligations with interest charged at various rates ranging from 4% to 8.75% to be paid over time based on respective terms, due dates ranging from April 2009 to March 2012, secured by certain equipment.	445	508

Total long-term obligations	17,342	16,396
Less current portion of long-term obligations	(462)	(545)

Long-term obligations, less current portion	$16,880	$15,851

As of September 30, 2008, future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2009	$419
Fiscal 2010	17,639
Fiscal 2011	59
Fiscal 2012	26

18,143
Less — unamortized debt discount	(801)

Total	$17,342

     The weighted average interest rate of outstanding long-term obligations as of September 30, 2008 and March 31, 2008 was 9.9% and 10.5%, respectively.

Note 7 — Stockholders’ Equity
Stock Price Guarantees
In July 2007, the Company acquired 100% of the membership interest of JASCORP, LLC (“JASCORP”). As partial consideration, the Company issued 1,814,883 shares of common stock. The Company guaranteed the share price of $0.99 per share at the one-year anniversary date of the acquisition. In July 2008, the Company issued 1,512,403 shares of common stock to the former owner of JASCORP in order to satisfy the guaranteed stock price obligation.
In September 2007 and simultaneous with the Company’s sale of its Florida and Colorado home health equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc. (“Alliance”), an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. In the agreement, the Company guaranteed the share price of $0.70 per share. In October 2008, the Company issued 1,804,491 shares of common stock to the former owners of Alliance in order to satisfy the guaranteed stock price obligation.
Subsequent to the issuance of the shares of common stock to Alliance in October, the Company has satisfied all of its guaranteed stock price obligations.
Warrants
The following table represents warrants outstanding:

				September 30,	March 31,
Description	Exercise Price	Granted	Expiration	2008	2008

Class A	$0.50	May 2004	May 2011	5,749,036	5,749,036
Class B-1	$0.001	September 2005	September 2009	8,990,277	8,990,277
Class B-2	$1.20	September 2005	May 2014	3,111,111	3,111,111
Class B-2	$2.25	September 2005	September 2009	1,599,999	1,599,999
May 2007 Private Placement	$1.75	May 2007	May 2014	2,754,726	2,754,726
ABDC issuance	$0.75	June 2008	June 2015	490,000	—

Total Warrants Outstanding				22,695,149	22,205,149

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
No warrants were exercised during either of the six-month periods ended September 30, 2008 and 2007.
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
Note 9 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of September 30, 2008, 633,447 shares were available for grant under the 2006 Plan.
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
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended		Six-Month period Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average expected volatility	N/A	64%	74%	64%
Expected dividend yields	N/A	0%	0%	0%
Expected terms (in years)	N/A	7	4	7
Risk-free interest rate	N/A	4.67%	3.23%	4.67%
Stock option activity for the six-month period ended September 30, 2008 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)

Outstanding at April 1, 2008	1,872,989	$1.09
Granted	1,737,467	0.72
Forfeited or expired	(384,250)	1.41

Outstanding at September 30, 2008	3,226,206	$0.85	5.6	—

Exercisable at September 30, 2008	2,266,397	$0.91	5.2	—

     The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.25	500,000	5.4 years	$0.25	500,000	$0.25
$0.26 - $1.00	1,957,626	6.4 years	$0.73	997,817	$0.73
$1.01 - $1.50	650,967	4.4 years	$1.37	650,967	$1.37
$1.51 - $2.25	43,000	4.6 years	$2.22	43,000	$2.22
$2.92	74,613	4.8 years	$2.92	74,613	$2.92

Outstanding at September 30, 2008	3,226,206		$1.09	2,266,397	$1.11

The weighted-average grant-date fair value of options granted during the six-month periods ended September 30, 2008 and 2007 was $0.85 and $0.92, respectively.
No stock options were exercised during either of the six-month periods ended September 30, 2008 and 2007.
The Company recognized $222,000 and $739,000 in stock-based compensation expense relating to stock options during the three-month periods ended September 30, 2008 and 2007, respectively, and $428,000 and $767,000 in stock-based compensation expense relating to stock options during the six-month periods ended September 30, 2008 and 2007, respectively.
As of September 30, 2008, total unrecognized stock-based compensation expense related to stock options was $409,000, which is expected to be expensed through June 2011.
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
The following table summarizes the activity for restricted stock awards during the six-month period ended September 30, 2008:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share

Unvested at April 1, 2008	961,801	$1.47
Granted	31,750	0.60
Vested	(205,959)	1.54
Forfeited	(18,250)	1.79

Unvested at September 30, 2008	769,342	$1.39

During the three-month periods ended September 30, 2008 and 2007, the Company recognized $117,000 and $669,000, respectively, of stock-based compensation expense from continuing operations related to restricted stock. During the six-month periods ended September 30, 2008 and 2007, the Company recognized $245,000 and $1.3 million, respectively, of stock-based compensation expense from continuing operations related to restricted stock.
During the six-month periods ended September 30, 2008 and 2007, the total fair value of restricted stock vested was $318,000 and $2.1 million, respectively.

As of September 30, 2008, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.0 million, which is expected to be expensed over a weighted-average period of 2.4 years.
Note 10 — Income Taxes
The Company incurred state and local tax expense of $198,000 and $7,000 during the three-month periods ended September 30, 2008 and 2007, respectively, and $394,000 and $23,000 during the six-month periods ended September 30, 2008 and 2007, respectively.
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
Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (“UTP’s”) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of September 30, 2008. There was no 2009 activity related to unrecognized tax benefits. In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2003 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.
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
Note 11 — Related Party Transactions
On September 30, 2008, the Company had an outstanding balance of $11,942,000 related to an Amended and Restated Promissory Note and $5,254,000 outstanding on a line of credit agreement, both of which were with JANA dated March 31, 2008. Prior to the Amended and Restated Promissory Note dated March 31, 2008, the Company had a note payable with JANA dated June 25, 2007 for $17.0 million. JANA held greater than 10% of the outstanding shares of Company common stock on September 30, 2008. The Company incurred interest expense relating to the debt in the amounts of $423,000 and $558,000 during the three-month periods ended September 30, 2008 and 2007, respectively, and $831,000 and $1.3 million during the six-month periods ended September 30, 2008 and 2007, respectively. See Notes 5 and 6 above for additional information pertaining to the balances of these debt instruments.
PrairieStone has a line of credit agreement with a former owner of PrairieStone that was issued shares of the Company’s common stock as part of the purchase price consideration. At September 30, 2008, the outstanding balance of the line of credit was $2,350,000. The former owner held approximately 1% of the outstanding shares of Company’s common stock on September 30, 2008. The Company incurred interest expense relating to this line of credit of $61,000 and $63,000 during the three-month periods ended September 30, 2008 and 2007, respectively, and $110,000 and $126,000 during the six-month periods ended September 30, 2008 and 2007, respectively. As noted in Form 10-Q filed with SEC for the period ended June 30, 2008, $248,000 was recognized as “Other” expense during the three-month period ended September 30, 2008 due to the modification of the line of credit agreement for the value of the warrants issued to ABDC on June 5, 2008.

One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and an additional 47,437 shares in February 2008 due to a stock price guarantee provision relating to the acquisition. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $35,000 and $183,000 in revenue during the three-month periods ended September 30, 2008 and 2007, respectively, and $69,000 and $365,000 in revenue during the six-month periods ended September 30, 2008 and 2007, respectively. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal year 2007 and is due in February 2009.
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
On September 24, 2007, the Company hired an Executive Vice President of Operations. This individual has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $348,000 and $390,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $722,000 and $846,000 for the six-month periods ended September 30, 2008 and 2007, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
Note 12 — Segment Information
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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three-Month Period Ended		Six-Month Period
	September 30,		September 30,
	2008	2007	2008	2007

Revenue, net:
Services	$29,645	$31,164	$59,870	$62,378
Home Health Equipment	5,536	5,082	11,034	10,426
Pharmacy	1,742	1,738	3,404	3,189

Total revenue	36,923	37,984	74,308	75,993

Operating loss:
Services	$1,528	$844	$3,107	$1,912
Home Health Equipment	115	(1,006)	315	(1,689)
Pharmacy	(1,033)	(336)	(1,831)	(627)
Unallocated corporate overhead	(2,549)	(2,788)	(5,405)	(5,366)

Total operating loss	(1,939)	(3,286)	(3,814)	(5,770)

Other expenses:
Interest expense, net	1,054	949	2,010	2,108
Other	44	14	303	14

Net loss before income tax expense	(3,037)	(4,249)	(6,127)	(7,892)
Income tax expense	198	7	394	23

Net loss from continuing operations	$(3,235)	$(4,256)	$(6,521)	$(7,915)

Depreciation and amortization (continuing operations):
Services	$282	$307	$568	$640
Home Health Equipment — cost of revenue	719	584	1,430	1,190
Home Health Equipment — operating expense	415	356	690	689
Pharmacy	272	37	434	140
Corporate	84	236	118	315

Total depreciation and amortization	$1,772	$1,520	$3,240	$2,974

	September 30,
	2008	2007

Capital expenditures:
Services	$66	$44
Home Health Equipment	85	440
Pharmacy	196	7
Care Clinics, Inc. (discontinued in fiscal year 2008)	—	557
Corporate	115	31

Total assets	$462	$1,079

	September 30, 2008	March 31, 2008

Assets:
Services	$48,953	$48,383
Home Health Equipment	12,962	16,219
Pharmacy	29,481	29,867
Unallocated corporate assets	2,958	4,946

Total assets	$94,354	$99,415

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended September 30, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2008 and Form 10-Q for the period ended June 30, 2008 filed with the SEC on June 16, 2008 and August 11, 2008, respectively, which are incorporated herein by this reference.
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

The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from 98 facilities located in 21 states. The Company operates pharmacies in Indiana, Kentucky and Minnesota and has customer service centers in Michigan and Indiana.
Critical Accounting Policies
See Part II, Item 7 — Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on June 16, 2008 and Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 10-Q for the period ended June 30, 2008 filed with the SEC on August 11, 2008 for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Three-Month Period Ended September 30, 2008 Compared to the Three-Month Period Ended September 30, 2007
Results of Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended September 30,
	2008	2007

Revenues, net	$36,923	$37,984
Cost of revenues	23,938	25,992

Gross profit	12,985	11,992

Selling, general and administrative expenses	13,871	14,342
Depreciation and amortization	1,053	936

Total operating expenses	14,924	15,278

Operating loss	(1,939)	(3,286)
Other expenses	1,098	963

Net loss before income tax expense	(3,037)	(4,249)
Income tax expense	198	7

Net loss from continuing operations	$(3,235)	$(4,256)

Weighted average number of shares — basic and diluted	133,019,000	123,456,000
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.03)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended September 30, (in thousands):

						%
		% of Total		% of Total	$ Increase/	Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$29,645	80.3%	$31,164	82.0%	$(1,519)	-4.9%
Home Health Equipment	5,536	15.0%	5,082	13.4%	454	8.9%
Pharmacy	1,742	4.7%	1,738	4.6%	4	0.2%

	36,923	100.0%	37,984	100.0%	(1,061)	-2.8%

Cost of revenues:
Services	$20,954		$23,063		$(2,109)	-9.1%
Home Health Equipment	1,868		1,801		67	3.7%
Pharmacy	1,116		1,128		(12)	-1.1%

	23,938		25,992		(2,054)	-7.9%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	8,691	29.3%	8,101	26.0%	590	7.3%
Home Health Equipment	3,668	66.3%	3,281	64.6%	387	11.8%
Pharmacy	626	35.9%	610	35.1%	16	2.6%

	$12,985	35.2%	$11,992	31.6%	$993	8.3%

The Services segment remains the largest source of revenue for the Company. Total revenue in the Services segment during the second quarter of fiscal 2009 was $29.6 million, a 4.9% decline from the same period of the prior year. Home care, medical staffing and industrial staffing revenues represented 52.2%, 29.2% and 18.6%, respectively, of Services revenues during the quarter, compared with 43.1%, 33.9% and 23.0%, respectively, for the second quarter of fiscal 2008.
The Company continues to generate higher sales from its home care business. During the second quarter of fiscal 2009, home care revenues increased approximately 15% over the same period a year ago. Approximately 5% of this increase was attributable to an acquisition of a home care company in April 2008. The remainder represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.
The growth in home care revenues was more than offset by significant year-over-year declines in revenue in the medical staffing and industrial staffing markets, which declined by approximately 18% and 23%, respectively, as compared with the prior year. Demand for per diem medical and travel nurse staffing services is at lower levels than the same period a year ago, with patient censuses down in many of the markets and facilities serviced by the Company’s offices. Economic conditions have also caused part-time staff in these facilities to increase work hours and full-time staff to accept more overtime hours, thus reducing the demand for temporary staffing. Industrial staffing has declined significantly due to economic conditions in Michigan, the Company’s primary industrial staffing market, offset by growth in the new Mid-Atlantic region now being served by the Company. One customer accounted for a decrease in the industrial staffing revenue of approximately $1.9 million during the second quarter compared with the prior year.
Gross margins in the Services segment increased from 26.0% in the second quarter of fiscal 2008 to 29.3% in the current period. The cost of revenues in this segment primarily consists of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense. The year-over-year improvement in gross margins was driven primarily by two factors. The first was a reduction in workers’ compensation expense, reflecting the success of the Company’s on-going efforts to control and reduce these costs through improved training, timelier reporting and investigation of claims, and reduced administrative costs. The second factor was the increased mix of home care revenue as a percentage of sales, with margins in this market being significantly higher than gross margins in the medical staffing and industrial staffing.

The increase in HHE net sales revenue of $454,000 for the three-month period ended September 30, 2008 compared to the same period a year ago reflects a reduction in the level of contractual adjustments made to gross sales versus the second quarter of fiscal 2008. Management has reviewed historical adjustments, including those related to the fiscal year 2007 Medicare provider number deactivation issues, and has updated its model for classifying both contractual adjustments and bad debt provisions based on a detailed analysis of the HHE segment’s recent billing and collection history.
The costs of revenue in the HHE segment are largely the costs of products that are rented, leased or sold to HHE customers and the costs of supplies and some patient services. Costs of revenue include the depreciation expense for patient rental equipment, as described further in the “Depreciation and Amortization” section that follows.
Recent changes in reimbursement levels under the Medicare program will result in a 9.5% reduction in reimbursement on certain products commencing January 1, 2009. In addition, Medicare has capped the period of time that a provider may be reimbursed for providing oxygen concentrator rental equipment to customers, effective January 1, 2009. Providers will be able to continue to bill these customers for portable oxygen products and will also be permitted to bill for equipment service and maintenance on terms and conditions prescribed by the Centers for Medicare & Medicaid Services (CMS). As a result of these changes to the Medicare program, the Company anticipates a reduction in net revenue and gross margins in the HHE segment starting in the fourth quarter of fiscal 2009. The Company has initiated several cost reduction measures to partially offset the impact of these changes.
The revenue in the Pharmacy segment remained relatively flat compared to the second quarter of fiscal 2008. The Company has launched its DailyMed™ medication management program and is pursuing opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care and HHE customers and in direct-to-consumer initiatives. Indiana Medicaid is in the process of enrolling approximately 70,000 lives into its Care Select program. The Company is working with the Indiana Medicaid program and its managed care providers to identify those Care Select enrollees who will benefit most from participation in the DailyMed™ program. DailyMed™ revenue increased approximately 10% over the first quarter of fiscal 2009, and revenue will increase as the Indiana Care Select program enrolls more lives.
The costs of revenue in the Pharmacy segment include the cost of medications sold to clients and packaging costs for the DailyMed™ proprietary dispensing system. Costs of revenue also include switching services and other costs associated with the Company’s pharmacy software management products.
Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended September 30, (in thousands):

		% of		% of		%
		Total		Total	$ Increase/	Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$6,881	49.6%	$6,950	48.5%	$(69)	-1.0%
Home Health Equipment	3,137	22.6%	3,916	27.3%	(779)	-19.9%
Pharmacy	1,388	10.0%	737	5.1%	651	88.3%
Corporate	2,465	17.8%	2,739	19.1%	(274)	-10.0%

	$13,871	100.0%	$14,342	100.0%	$(471)	-3.3%

SG&A as % of Net Revenues	37.6%		37.8%
The Services segment selling, general and administrative expense decreased primarily due to a decrease in selling expenses, which include commissions paid to the affiliate agencies. These commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins for the three-month period ended September 30, 2008 compared to the same period for the prior year. In addition to the reduction in selling expenses, the Services selling, general and administrative expenses decreased due to a change in the classification of certain functions in the Southfield, Michigan support office to Corporate as more fully discussed below.
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
The decreases in HHE selling, general and administrative expenses were partially offset by an increase in bad debt expense. The Company updated its model for classifying contractual adjustments and bad debt expense based on a detailed analysis of the HHE segment’s more recent billing and collection history. This resulted in lower adjustments but an increase in the portion classified as bad debt versus contractual adjustments compared to the prior year.
The increase in the Pharmacy segment selling, general and administrative expense highlights the Company’s investment in the infrastructure and additional employees that will be necessary to support the anticipated growth in the Pharmacy segment during fiscal 2009.
The decrease in Corporate selling, general and administrative expense was due to the following:
•	During fiscal 2008, the Company hired an in-house legal counsel, and since this hiring, the Company’s legal fees have decreased significantly; and

•	The reduction of equity compensation expense. During the three-month period ended September 30, 2007, the Company recognized approximately $700,000 relating to the vesting of certain stock options consistent with the former CEO’s separation agreement executed in July 2007.
These decreases were partially offset by a change in the classification of certain employees who were previously included in the Services segment to Corporate. Historically, employees in the Southfield, Michigan location supported the Services segment almost exclusively. During fiscal 2008, the Company centralized many of its corporate functions in Southfield, Michigan, and these employees now support the entire organization.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the three-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation — cost of revenues	$719	$584	$135	23.1%

Depreciation and amortization of property and equipment	$566	$322	$244	75.8%
Amortization of acquired intangible assets	487	614	(127)	-20.7%

Depreciation and amortization — operating expense	$1,053	$936	$117	12.5%

Depreciation expense included in cost of revenues increased compared to the prior year as a result of an review of the net book value of inventory and HHE rental equipment assets during the current quarter. Certain assets were written off and thus contributed to an increase depreciation expense during the three-month period ended September 30, 2008 compared to the same period in the prior year.
Depreciation and amortization of property and equipment increased slightly during the three-month period ended September 30, 2008 compared to the prior year, primarily as a result of depreciation of computer software equipment and leasehold improvements subsequent to the JASCORP acquisition. Amortization of acquired intangible assets decreased 20.7%, primarily as a result of the completion of certain intangible asset amortization during fiscal year 2009.

Interest Expense and Income
The following summarizes net interest expense for the three-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Interest expense	$1,068	$978	$90	9.2%
Interest income	(14)	(29)	(15)	-51.7%

	$1,054	$949	$105	11.1%

The average interest bearing liabilities balance (balance at the beginning of the period plus the balance at the end of the period divided by two) for the three-month period ended September 30, 2008 was $36.9 million compared to $37.6 million for the same period in the prior year. The decrease in interest expense related to the decrease in the average balance of total interest bearing liabilities was offset by amortization of deferred financing costs and debt discount of $246,000, which accounted for the slight increase in net interest expense compared the comparable periods.
Income Taxes
Income tax expense was $198,000 for the three-month period ended September 30, 2008 compared to $7,000 for the three-month period ended September 30, 2007, an increase of $191,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. Additionally, the State of Michigan changed the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.
Loss from Discontinued Operations
As noted in Note 3 to the Company’s Consolidated Financial Statements under Item 1 of this Report, the Company divested several entities beginning in the second quarter of fiscal 2008. As such, the prior period consolidated statements of operations have been recast to conform to this presentation. The loss from discontinued operations for the three-month and six-month periods ended September 30, 2007 was $4.9 million and $8.7 million, respectively.

Six-Month Period Ended September 30, 2008 Compared to the Six-Month Period Ended September 30, 2007
Results of Continuing Operations, (in thousands, except share amounts)

	Six-Month Period
	Ended September 30,
	2008	2007

Revenues, net	$74,308	$75,993
Cost of revenues	48,399	51,900

Gross profit	25,909	24,093

Selling, general and administrative expenses	27,913	28,079
Depreciation and amortization	1,810	1,784

Total operating expenses	29,723	29,863

Operating loss	(3,814)	(5,770)
Other expenses	2,313	2,122

Net loss before income tax expense	(6,127)	(7,892)
Income tax expense	394	23

Net loss from continuing operations	$(6,521)	$(7,915)

Weighted average number of shares — basic and diluted	132,357,000	119,250,000
Net loss from continuing operations per share — basic and diluted	$(0.05)	$(0.07)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the six-month periods ended September 30, (in thousands):

						%
		% of Total		% of Total	$ Increase/	Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$59,870	80.6%	$62,378	82.1%	$(2,508)	-4.0%
Home Health Equipment	11,034	14.8%	10,426	13.7%	608	5.8%
Pharmacy	3,404	4.6%	3,189	4.2%	215	6.7%

	74,308	100.0%	75,993	100.0%	(1,685)	-2.2%

Cost of revenues:
Services	$42,549		$45,857		$(3,308)	-7.2%
Home Health Equipment	3,708		3,703		5	0.1%
Pharmacy	2,142		2,340		(198)	-8.5%

	48,399		51,900		(3,501)	-6.7%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	17,321	28.9%	16,521	26.5%	800	4.8%
Home Health Equipment	7,326	66.4%	6,723	64.5%	603	9.0%
Pharmacy	1,262	37.1%	849	26.6%	413	48.6%

	$25,909	34.9%	$24,093	31.7%	$1,816	7.5%

The Services segment remains the largest source of revenue for the Company. Total revenue in the Services segment during the first six months of fiscal 2009 was $59.9 million, a 4.0% decline from the same period of the prior year. Home care, medical staffing and industrial staffing revenues represented 50.8%, 29.9% and 19.3%, respectively, of Services revenues for the six-months ended September 30, 2008, compared with 43.3%, 36.0% and 20.7%, respectively, for the same period last year.

The Company continues to generate higher sales from its home care business. During the first six months of fiscal 2009, home care revenues increased approximately 12% over the same period a year ago. A majority of this increase represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.
The growth in home care revenues was more than offset by significant year-over-year declines in revenue in the medical staffing and industrial staffing markets, which declined by approximately 20% and 15%, respectively, as compared with the prior year. Demand for per diem medical and travel nurse staffing services is at lower levels than the same period a year ago, with patient censuses down in many of the markets and facilities serviced by the Company’s offices. Economic conditions have also caused part-time staff in these facilities to increase work hours, and full-time staff to accept more overtime hours, thus reducing the demand for temporary staffing. Industrial staffing has declined significantly due to economic conditions in Michigan, the Company’s primary industrial staffing market, offset by growth in the new Mid-Atlantic region now being served by the Company. One customer accounted for a decrease in the industrial staffing revenue of approximately $3.0 million during the six month period ended September 30, 2008 compared with the prior year.
Gross margins in the Services segment increased from 26.5% in the first six months of fiscal 2008 to 28.9% in the same current period. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense. The year-over-year improvement in gross margins was driven primarily by two factors. The first was a reduction in workers’ compensation expense, reflecting the success of the Company’s on-going efforts to control and reduce these costs through improved training, timelier reporting and investigation of claims, and reduced administrative costs. The second factor was the increased mix of home care revenue as a percentage of sales, with margins in this market being significantly higher than gross margins in the medical staffing and industrial staffing.
The increase in HHE net sales revenue of $608,000 for the six-month period ended September 30, 2008 compared to the same period a year ago reflects a reduction in the level of contractual adjustments made to gross sales versus the same period of fiscal 2008. Management has reviewed historical adjustments, including those related to the fiscal year 2007 Medicare provider number deactivation issues, and has updated its model for classifying both contractual adjustments and bad debt provisions based on a detailed analysis of the HHE segment’s recent billing and collection history.
The costs of revenue in the HHE segment are largely the costs of products that are rented, leased or sold to HHE customers and the costs of supplies and some patient services. Costs of revenue include the depreciation expense for patient rental equipment, as described further in the “Depreciation and Amortization” section below.
Recent changes in reimbursement levels under the Medicare program will result in a 9.5% reduction in reimbursement on certain products commencing January 1, 2009. In addition, Medicare has capped the period of time that a provider may be reimbursed for providing oxygen concentrator rental equipment to customers, effective January 1, 2009. Providers will be able to continue to bill these customers for portable oxygen products and will also be permitted to bill for equipment service and maintenance on terms and conditions prescribed by the Centers for Medicare & Medicaid Services (CMS). As a result of these changes to the Medicare program, the Company anticipates a reduction in net revenue and gross margins in the HHE segment starting in the fourth quarter of fiscal 2009. The Company has initiated several cost reduction measures to partially offset the impact of these changes.
The revenue in the Pharmacy segment remained relatively flat compared to the first six months of fiscal 2008. The Company has launched its DailyMed™ medication management program and is pursuing opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care and HHE customers and in direct-to-consumer initiatives. The Company is working with the Indiana Medicaid program and its managed care providers to identify those Care Select enrollees who will benefit most from participation in the DailyMed™ program.
The costs of revenue in the Pharmacy segment include the cost of medications sold to clients and packaging costs for the DailyMed™ proprietary dispensing system. Costs of revenue also include switching services and other costs associated with the Company’s pharmacy software management products.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the six-month periods ended September 30, (in thousands):

		% of		% of		%
		Total		Total	$ Increase/	Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$13,645	48.9%	$13,968	49.7%	$(323)	-2.3%
Home Health Equipment	6,321	22.6%	7,725	27.5%	(1,404)	-18.2%
Pharmacy	2,659	9.5%	1,331	4.7%	1,328	99.8%
Corporate	5,288	18.9%	5,055	18.0%	233	4.6%

	$27,913	100.0%	$28,079	100.0%	($166)	-0.6%

SG&A as % of Net Revenues	37.6%		36.9%
The Services segment selling, general and administrative expense decreased primarily due to a decrease in selling expenses, which include commissions paid to the affiliate agencies. These commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins for the six-month period ended September 30, 2008 compared to the same period for the prior year. In addition to the reduction in selling expenses, the Services selling, general and administrative expenses decreased due to a change in classification of certain functions in the Southfield, Michigan support office as more fully discussed below.
The decrease in the HHE segment selling, general and administrative expense was primarily due to the closure of the Orlando, Florida administrative support office in November 2007. The Orlando office housed the HHE accounting, IT and compliance functions. The Company consolidated these HHE support functions with the Services support function located in Southfield, Michigan beginning in the third quarter of fiscal 2008. This consolidation resulted in decreased employee and location costs in the HHE segment.
The decreases in HHE selling, general and administrative expenses were partially offset by an increase in bad debt expense. The Company updated its model for classifying contractual adjustments and bad debt expense based on a detailed analysis of the HHE segment’s more recent billing and collection history. This resulted in lower adjustments but an increase in the portion classified as bad debt versus contractual adjustments compared to the prior year.
The increase in the Pharmacy segment selling, general and administrative expense was due to the following:
•	A full six months of expenses subsequent to the JASCORP acquisition in July 2007; and

•	The Company’s investment in the infrastructure and additional employees that will be necessary to support the anticipated growth in the Pharmacy segment during fiscal 2009.
The increase in Corporate selling, general and administrative expense was due to the following:
•	A change in the classification of certain employees who were previously included in the Services segment to Corporate. Historically, employees in the Southfield, Michigan location supported the Services segment almost exclusively. During fiscal 2008, the Company centralized many of its corporate functions in Southfield, Michigan, and these employees now support the entire organization. Beginning in fiscal 2009, the Company began to more accurately separate and record these corporate functions from the segment specific functions; and

•	Severance expense relating to two former executives.
These increases were partially offset by the following:
•	In the third quarter of fiscal 2008, the Company hired an in-house legal counsel, and since this hiring, the Company’s legal fees have decreased significantly. Additionally, audit fees and fees relating to Sarbanes-Oxley requirements decreased due to improved efficiencies and general fee reduction efforts.

•	The reduction of equity compensation expense. During the three-month period ended September 30, 2007, the Company recognized approximately $700,000 relating to the vesting of certain stock options consistent with the former CEO’s separation agreement executed in July 2007.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the six-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation — cost of revenues	$1,430	$1,190	$240	20.2%

Depreciation and amortization of property and equipment	$867	$596	$271	45.5%
Amortization of acquired intangible assets	943	1,188	(245)	-20.6%

Depreciation and amortization — operating expense	$1,810	$1,784	$26	1.5%

Depreciation expense included in cost of revenues increased by 20.2% during the six-month period ended September 30, 2008 compared to the prior year as a result of increased depreciation expense due to an increase in HHE rental equipment purchases in recent quarters and certain inventory and rental equipment written off due to these assets converts to sales to customers.
Depreciation and amortization of property and equipment increased slightly during the six-month period ended September 30, 2008 compared to the prior year, primarily as a result of depreciation of computer software equipment and leasehold improvements subsequent to the JASCORP acquisition. Amortization of acquired intangible assets decreased 20.6%, primarily as a result of the completion of certain intangible asset amortization during fiscal year 2009.
Interest Expense and Income
The following summarizes net interest expense for the six-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Interest expense	$2,042	$2,181	$(139)	-6.4%
Interest income	(32)	(73)	(41)	-56.2%

	$2,010	$2,108	$(98)	-4.6%

The average interest bearing liabilities balance (balance at the beginning of the period plus the balance at the end of the period divided by two) for the six-month period ended September 30, 2008 was $38.4 million compared to $41.2 million for the six-month period ended September 30, 2007. The reduction in the average balance reflects a $2.8 million reduction of total interest bearing liabilities for the comparable periods. Additionally, the decrease in the prime rate of 325 basis points over the last 12 months has contributed to the reduction in interest expense.
Income Taxes
Income tax expense was $394,000 for the six-month period ended September 30, 2008 compared to $23,000 for the six-month period ended September 30, 2007, an increase of $371,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. Additionally, the State of Michigan changed the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.

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
Liquidity and Capital Resources
Since its reverse merger in May 2004, the Company has incurred operating losses and has accumulated a significant amount of debt. For the year ended March 31, 2008, the Company incurred net losses of $23.4 million, of which $13.1 million represents losses from continuing operations. For the six month period ended September 30, 2008, the Company incurred a net loss of $6.5 million. At September 30, 2008, the Company had total outstanding debt of approximately $37.5 million, of which $30 million is due on October 1, 2009 and an additional $5 million is due on December 31, 2009. Additionally, certain of the Company’s debt agreements include subjective acceleration clauses and other provisions that allow lenders, in their sole discretion, to determine that the Company has experienced a material adverse change, which, in turn, would be an event of default.
A new executive management team, including a new Chief Executive Officer, Chief Financial Officer, General Counsel and Executive Vice Presidents of Operations and Sales and Marketing, was assembled during fiscal 2008. This team created a new vision for the Company, “Keeping People at Home and Healthier Longer”, focusing management efforts in the Home Health Care and Pharmacy marketplaces. During the first six months of fiscal 2008, the Company sold or ceased operations of certain locations and lines of business that were under performing or did not complement the Company’s vision. Over the last four quarters, management has worked to improve the results of the home care, medical staffing and home health equipment businesses, while at the same time, growing the early-stage pharmacy business. During this period of time, significant progress has been made in improving margins, reducing selling, general and administrative expenses and creating a more unified and disciplined culture within the Company.
During the six month period ended September 30, 2008, the Company decreased its loss from continuing operations by $1.4 million compared to the prior year. This improvement was made in a difficult market environment, which has resulted in lower revenues in some segments. In addition, this improvement was made while the Company increased expenditures in the pharmacy business infrastructure in anticipation of a significant ramp up in pharmacy revenue.
The Company continues its efforts to reduce selling, general and administrative expenses and anticipates additional savings during the last six months of fiscal 2009, primarily within its employee-related expenses. Additionally, the Company anticipates margins to continue to be stronger than prior years. Finally, management expects the pharmacy revenue to increase significantly over the next several quarters.
Cash used in operations was approximately neutral for the six months ended September 30, 2008. Total cash decreased by approximately $4.1 million during this period, of which $3.5 million was used to reduce outstanding debt balances. The Company has implemented a disciplined approach to cash management. Management believes that its cash and line of credit availability are sufficient to fund on-going operations in the current business environment.
As of September 30, 2008, the Company had approximately $12.5 million outstanding under its Comerica Bank line of credit, which is secured by eligible receivables of the Services segment. The line of credit expires on October 1, 2009. The Company believes that it will be able to renew this line of credit with Comerica or, if necessary, replace it with a similar secured line of credit with another lender. The Company had an additional $22 million of debt owed to its two largest equity holders, which matures during the third quarter of fiscal 2010. Senior management is in on-going dialogue with these two entities and is exploring various alternatives for reducing and/or restructuring its outstanding debt. Management believes that it will be able to restructure its debt before maturity, but this may require the sale of additional assets. The Company continues to explore the possible sale of non-core assets, and the proceeds of such a sale would be used, in part, to reduce outstanding debt.
Working capital, which represents current assets less current liabilities, was $18.5 million at September 30, 2008 compared to $24.9 million at March 31, 2008.
The following summarizes the Company’s cash flows for the six-month periods ended September 30, (in thousands):

	2008	2007

Net cash used in operating activities	$(27)	$(8,010)
Net cash provided by (used in) investing activities	(516)	4,288
Net cash provided by (used in) financing activities	(3,514)	2,476
Net change in cash and cash equivalents	(4,057)	(1,246)
Cash and cash equivalents, end of period	2,294	1,748
Availability under line of credit agreements	$1,818	$5,048
Total cash and cash equivalents decreased by $4.1 million from March 31, 2008 to $2.3 million during the six-month period ended September 30, 2008. At September 30, 2008, the Company had $1.8 million in additional line of credit availability, which results in $4.1 million in cash and availability. The line of credit availability at September 30, 2007 included a line that was closed by the Company on March 31, 2008 and replaced by financing. The decrease in cash during the six-month period ended September 30, 2008 includes a $3.0 million reduction in the line of credit balance and a $558,000 decrease in debt and capital lease obligations. The line of credit balance fluctuates based on working capital needs.
Net cash used in operating activities of $27,000 for the six-month period ended September 30, 2008 represents a significant improvement compared to the use of $8.0 million for the same period in the prior year. The improvement was primarily due to the reduction in the net loss by $10.0 million. The loss from discontinued operations during the six-month period ended September 30, 2007 accounted for $8.7 million of the total $16.6 million net loss during the period. The improvement in cash flows for operations during the six-month period ended September 30, 2008 reflects an increased emphasis on day-to-day cash management while investing in the pharmacy segment in anticipation of the increased volume from the Company’s growth strategies associated with DailyMed™.
Cash used in investing activities for the six-month period ended September 30, 2008 included $429,000 of cash paid for acquisitions in the Services segment and $462,000 of capital expenditures. The $429,000 used for business acquisitions includes the $245,000 for current year acquisitions while the remaining $184,000 represents payments associated with acquisitions made in previous periods. Additionally, in September 2008, the Company received a final payment of $356,000 relating to the sale of its Florida HHE operations during fiscal 2008. Cash provided by investing activities for the six-month period ended September 30, 2007 included $5.8 million received upon the sale of the Florida and Colorado HHE operations, offset by $384,000 used to purchase JASCORP, LLC.
Cash used in financing activities for the six-month period end September 30, 2008 consisted of debt payments, including the reduction in the outstanding balance on the lines of credit. The $3.0 million reduction in the line of credit balance primarily reflects the timing of cash receipts and disbursements. Available cash is used to reduce the line of credit balance, and the available cash can fluctuate significantly on a daily basis. During the six-month period ended September 30, 2007, the Company raised $12.4 million in cash through a private placement of its common stock. Approximately $5.6 million and $4.3 million of these proceeds and proceeds from the sale of Florida and Colorado HHE locations, respectively, were used to pay down outstanding debt.

If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding JANA debt. Specifically, the Company must remit to JANA 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million.
Net accounts receivable were $26.0 million at September 30, 2008 compared to $24.7 million at March 31, 2008. The Services and HHE segments account for 82% and 16%, respectively, of total accounts receivable at September 30, 2008 compared to 80% and 17% at March 31, 2008.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the six-month period ended September 30, 2008 was as follows:

Medicare	8%
Medicaid/other government	16%
Commercial Insurance	12%
Institution/Facilities	40%
Private Pay	24%
In order for the Company and its subsidiaries to receive reimbursement from Medicare for goods and services provided, appropriate provider numbers and billing codes must be maintained and active. As part of its need to update information required to keep these provider numbers and billing codes active, the Company submits information to the Centers for Medicare and Medicaid Services (“CMS”). During the CMS review process, the Company has from time to time experienced temporary deactivation of some provider numbers and/or billing codes needed to obtain timely reimbursement from Medicare. The temporary deactivation has resulted in a delay in reimbursement, which impacts the Company’s cash collections. Generally, the Company obtains reimbursement retroactive to the date of deactivation. However, there is some risk that revenues recognized during the deactivation period may not ultimately be reimbursed. The delayed cash collection can adversely impact the Company’s short-term liquidity. As of September 30, 2008, the amounts associated with these reimbursement delays are not considered material.
Recent Accounting Pronouncements
Please see Note 1 of this Report for recent accounting pronouncements that may have an impact on the Company’s financial statements.
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
As of September 30, 2008, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The market price of our common stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The closing price of our common stock, as quoted by the American Stock Exchange (AMEX) beginning July 3, 2006 through October 22, 2008, has fluctuated from a low of $0.15 to a high of $3.50. From October 22, 2007 through October 22, 2008, our common stock has fluctuated from a low of $0.15 to a high of $2.34. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
To the extent we do not generate adequate cash flow from operations, we may need to raise additional cash through equity or debt financing, both of which may be difficult due to the Company’s current capital structure and stock price.
We raised $5.0 million in additional debt financing in March 2008. While we believe this funding, along with other lines of available credit, will enable us to fund our plans for fiscal 2009, we may have additional cash needs during the course of the year. It may be difficult to raise additional cash through debt financing due to our current outstanding debt level (lines of credit, notes payable and capital lease obligations) of $37.5 million. Further, due to our recent stock price and volatility as well as the total number of common shares outstanding and available, additional equity financing may not be attractive or possible. If we were unable to raise additional cash, we may need to modify or abandon our growth strategy or may need to eliminate certain product or service offerings. Higher financing costs, modification or abandonment of our growth strategy, or the elimination of product or service offerings could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock and shareholder value.
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
In July 2008, the Unites States Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). Among other things, MIPPA (1) terminates contracts awarded in the first round of competitive bidding; (2) delays the first round of competitive bidding until 2009 and requires changes to the program be adopted prior to its re-implementation; (3) delays the second round of competitive bidding to after 2011; (4) retains the 36 month cap on reimbursement for oxygen equipment rentals, but deletes the requirement that title to such equipment be transferred to the patient at that time; and (5) implements effective January 1, 2009 a 9.5% reduction in reimbursement for certain HHE items supplied anywhere in the United States. On October 30, 2008, CMS announced that providers would be reimbursed for providing one in-home routine maintenance and servicing visit for oxygen concentrators every six months, beginning six months after the end of the 36 month rental period. This rule will be in effect for calendar year 2009 and CMS is soliciting comments about whether such payments should continue after 2009.
The Company is evaluating the impact of these changes on its existing business. The changes will reduce reimbursement levels for certain HHE equipment, which will adversely impact revenues and margins starting in the fourth quarter of fiscal 2009. While these changes are not expected to have a material adverse change on the net revenues, operating income and cash flows of the Company as a whole in fiscal 2009 as compared to fiscal 2008, the impact of these and possible future legislative changes could have a material adverse impact on the net revenues, operating income and cash flow of the HHE segment, starting in January 2009 and continuing into future periods. The company continually evaluates opportunities to increase revenue and reduce costs in response to these and other changes affecting the HHE business. These initiatives, if successful, will mitigate the impact of these changes on the net revenues and margins realized in the Company’s HHE segment. Moreover, until such time that the competitive bid program is implemented, bids are awarded in the applicable CBA’s and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of MIPPA nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries in one or more of the markets we currently serve.

Item 4. Submission of Matters to a Vote of Security Holders.
During the quarter ended September 30, 2008, the following matter was submitted by us to a vote of our security holders at the Company’s 2008 Annual Meeting of Stockholders held on September 5, 2008.
1. The following individuals were elected as Class B Directors serving for a three (3) year term:

			Percentage of
			Votes Cast in
	For	Withheld	Favor of:
Joseph Mauriello	96,303,241	552,139	99.4%
Daniel Eisenstadt	96,259,641	595,739	99.4%
Item 5. Other Information.
On November 5, 2008, the Company’s Board of Directors amended its Bylaws to delete a provision providing an exception to the application of Nevada Revised Statutes Sections 78.378 through and including 78.793 to an acquisition of a controlling interest in the Company by either of two parties identified as the “Shareholders” to a certain Voting Agreement, dated May 7, 2004 (which Voting Agreement is no longer in effect). The Bylaws of the Company, as restated to incorporate the amendment made on November 5, 2008, is attached as Exhibit 3.2 and incorporated by this reference.
On November 5, 2008, the Company’s Board of Directors adopted and approved the Arcadia Resources, Inc. Board of Director Compensation for October 1, 2008 to September 30, 2009, attached hereto as Exhibit 10.1.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 6, 2008	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

November 6, 2008	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-32935.

Exhibit
No.	Exhibit Description

3.2	Amended and restated Bylaws of Arcadia Resources, Inc. (November 5, 2008)

10.1	Arcadia Resources, Inc. Board of Director Compensation for October 1, 2008 to September 30, 2009

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).

31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.

32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.