Form 10-Q
period 2008-12-31
ARCADIA RESOURCES, INC
filed 2009-02-09
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                     to
Commission file number 001-32935
ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification
Number)

9229 DELEGATES ROW, SUITE 260
INDIANAPOLIS, INDIANA	46240
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2009, 136,903,240 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page
No.
Part I: Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	2
Consolidated Statements of Operations for the Three and Nine Months ended December 31, 2008 and 2007 (unaudited)	3
Consolidated Statement of Stockholders’ Equity for the Nine Months ended December 31, 2008 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2008 and 2007 (unaudited)	5
Notes to the Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
Part II: Other Information
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	42

Exhibits	42
Signatures
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302	$6,351
Accounts receivable, net of allowance of $3,097 and $5,449, respectively	23,970	24,723
Inventories, net	1,253	1,867
Prepaid expenses and other current assets	2,168	3,101

Total current assets	27,693	36,042
Property and equipment, net	4,880	5,991
Goodwill	33,392	32,836
Acquired intangible assets, net	23,304	24,371
Other assets	211	175

Total assets	$89,480	$99,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$17,029	$250
Accounts payable	2,475	2,567
Accrued expenses:
Compensation and related taxes	3,212	3,676
Interest	61	97
Other	2,077	1,643
Payable to affiliated agencies	2,684	2,255
Long-term obligations, current portion	17,771	545
Capital lease obligations, current portion	71	105
Deferred revenue	—	29

Total current liabilities	45,380	11,167
Lines of credit, less current portion	1,888	22,492
Long-term obligations, less current portion	90	15,851
Capital lease obligations, less current portion	64	108

Total liabilities	47,422	49,618

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 136,885,740 shares and 133,113,440 shares issued, respectively	137	133
Additional paid-in capital	131,458	129,442
Accumulated deficit	(89,537)	(79,778)

Total stockholders’ equity	42,058	49,797

Total liabilities and stockholders’ equity	$89,480	$99,415

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three-Month Period Ended		Nine-Month Period Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Revenues, net	$35,218	$37,190	$108,877	$112,188
Cost of revenues	23,196	25,100	71,477	76,631

Gross profit	12,022	12,090	37,400	35,557

Selling, general and administrative	13,113	12,560	40,700	40,056
Depreciation and amortization	780	860	2,552	2,725

Total operating expenses	13,893	13,420	43,252	42,781

Operating loss	(1,871)	(1,330)	(5,852)	(7,224)

Other expenses:
Interest expense, net	1,031	924	3,041	3,032
Other	(2)	135	301	149

Total other expenses	1,029	1,059	3,342	3,181

Loss from continuing operations before income taxes	(2,900)	(2,389)	(9,194)	(10,405)

Current income tax (benefit) expense	(274)	33	120	56

Loss from continuing operations	(2,626)	(2,422)	(9,314)	(10,461)

Discontinued operations:
Income (loss) from discontinued operations	84	(1,037)	251	(7,440)
Net loss on disposal	(696)	(244)	(696)	(2,404)

	(612)	(1,281)	(445)	(9,844)

NET LOSS	$(3,238)	$(3,703)	$(9,759)	$(20,305)

Weighted average number of common shares outstanding	135,949,000	124,961,000	133,559,000	121,160,000

Basic and diluted net loss per share:
Loss from continuing operations	(0.02)	(0.02)	(0.07)	(0.09)
Loss from discontinued operations	—	(0.01)	—	(0.08)

Net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.17)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 1, 2008	133,113,440	$133	$129,442	$(79,778)	$49,797
Issuance of warrants	—	—	248	—	248
Stock-based compensation expense	455,407	—	1,076	—	1,076
Contingent consideration	3,316,893	4	692	—	696
Net loss for the period	—	—	—	(9,759)	(9,759)

Balance, December 31, 2008	136,885,740	$137	$131,458	$(89,537)	$42,058

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine-Month Period Ended
	December 31,
	(Unaudited)
	2008	2007

Operating activities
Net loss for the period	$(9,759)	$(20,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,598	2,181
Depreciation of property and equipment	3,353	3,689
Amortization of intangible assets	1,403	2,017
Impairment of long-lived assets	—	1,900
Loss on sale of property and equipment	35	—
Loss on sale of business disposal	696	2,553
(Gain)/loss on extinguishment of debt	248	(121)
Amortization of deferred financing costs and debt discounts	738	—
Non-cash interest expense	1,677	—
Reduction in expense due to return of common stock previously issued	—	(252)
Stock-based compensation expense	1,030	2,492
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,845)	5,899
Inventories	(788)	(508)
Other assets	590	(2,554)
Accounts payable	(30)	(2,201)
Accrued expenses	(140)	(1,488)
Due to affiliated agencies	261	165
Deferred revenue	(29)	(610)

Net cash provided by (used in) operating activities	38	(7,143)

Investing activities
Business acquisitions, net of cash acquired	(653)	(384)
Proceeds from prior year business disposal	356	5,781
Proceeds from disposals of property and equipment	20	—
Purchases of property and equipment	(892)	(1,256)

Net cash provided by (used in) investing activities	(1,169)	4,141

Financing activities
Proceeds from issuance of common stock, net of fees	—	12,442
Net payments on lines of credit	(4,211)	(5,500)
Payments on notes payable and capital lease obligations	(707)	(5,393)

Net cash provided by (used in) financing activities	(4,918)	1,549

Net change in cash and cash equivalents	(6,049)	(1,453)
Cash and cash equivalents, beginning of period	6,351	2,994

Cash and cash equivalents, end of period	$302	$1,541

Supplementary information:
Cash paid during the period for:
Interest	$673	$2,937
Income taxes	104	—
Non-cash investing / financing activities:
Payments on note payable with issuance of common stock	—	1,281
Common stock issued in conjunction with JASCORP, LLC acquisition	—	1,800
HHE cost of disposal paid in common stock	—	876
Stock price guarantee relating to prior year acquisition settled with issuance of notes payable	—	715
Prior period liability satisfied with equity	45	—
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. The Company operates in three reportable business segments: Home Health Care Services and Staffing (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 95 facilities located in 21 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of December 31, 2008, the consolidated statements of operations for the three-month and nine-month periods ended December 31, 2008 and 2007, the consolidated statements of cash flows for the nine-month periods ended December 31, 2008 and 2007 and the consolidated statement of stockholders’ equity for the nine-month period ended December 31, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month and nine-month periods ended December 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2008 included in the Company’s Form 10-K filed with the SEC on June 16, 2008.
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
Revenue generated through the affiliate agencies represented approximately 48% and 47% of total revenue from continuing operations during the three-month periods ended December 31, 2008 and 2007, respectively, and 46% and 50% during the nine-month periods ended December 31, 2008 and 2007, respectively.
Allowance for Doubtful Accounts and Contractual Allowances
The Company reviews its accounts receivable balances on a periodic basis. Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts as described below.
The provision for contractual allowances is the difference between the amount billed and the amount expected to be paid by the applicable third-party payer. The Company records the provision for contractual adjustments based on a percentage of accounts receivable using historical data. Due to the complexity of many third-party billing arrangements, the amount billed, which represents the estimated net realizable amount when the services are provided, is sometimes adjusted at the time of cash remittance or claim denial.
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
Property and Equipment
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The majority of the Company’s property and equipment includes equipment held for rental to patients in the home for which the related depreciation expense is included in cost of revenue. Depreciation expense included in cost of revenues from continuing operations was $683,000 and $489,000 for the three-month periods ended December 31, 2008 and 2007, respectively, and $2.0 million and $1.6 million for the nine-month periods ended December 31, 2008 and 2007, respectively.

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
Net patient service revenues are recorded at net realizable amounts estimated to be paid by the customers and third-party payers. A contractual adjustment is recorded as a reduction to net patient services revenues and consists of (a) the difference between the payer’s allowable amount and the customary billing rate; and (b) services for which payment is denied by governmental or third-party payers or otherwise deemed non-billable.
Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 25% and 20% for the three-month periods ended December 31, 2008 and 2007, respectively, and 24% and 27% during the nine-month periods ended December 31, 2008 and 2007, respectively. No customer represents more than 10% of the Company’s revenues for the periods presented.
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
Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options, unvested restricted stock, warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of December 31, 2008 and 2007, there were approximately 27,657,000 and 29,900,000 potentially dilutive shares outstanding, respectively.

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
Note 2 – Management’s Plan
Since fiscal 2008, a new management team has been focused on the implementation of a new strategic plan designed to focus on expanding certain core businesses; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; establishing a more disciplined approach to cash management; and reducing and restructuring the Company’s long-term debt. Management believes that the Company continues to make progress in each of these areas.
During the nine-months ended December 31, 2008, the Company reduced its loss from continuing operations by $1.1 million compared to the same period during the previous year. This improved performance was achieved despite lower revenue in some of the Company’s business segments due to weak market conditions and other factors. The Company’s operating margins have improved significantly and while SG&A expenses have increased slightly, much of this increase is due to the planned ramp-up and expansion of the Pharmacy segment, including the DailyMed medication management products and services. SG&A related employee costs in other segments of the business have declined year-over-year as the Company has reduced administrative employee headcount and other discretionary expenses.
Management expects continued improvement in the operating results of its core businesses. Home care revenue continues to grow, and significant increases in Pharmacy revenue are anticipated over the next several quarters. While market conditions in the medical staffing and non-medical staffing businesses are expected to remain soft in the near-term, the Company is well positioned to benefit from improvements in these markets. Operating margins in the Services segment are expected to remain at or near current levels for the foreseeable future. In the HHE segment, the Company has taken significant steps (as described in Management’s Discussion & Analysis) to maintain profitability and positive cash flow despite changes in the Medicare reimbursement system effective January 1, 2009. In the Pharmacy segment, the consolidation of the Paducah, Kentucky operations into the new Indianapolis, Indiana pharmacy will improve efficiencies and increase oversight. Management expects to see a reduction in Pharmacy operating losses as revenues expand.
Cash plus line of credit availability was $3.1 million at December 31, 2008 compared to $6.4 million at March 31, 2008. Cash provided by operations was $38,000 for the nine-months ended December 31, 2008. The reduction in the Company’s available funds during the current fiscal year was due to investing and financing activities, including capital expenditures associated with the Pharmacy ramp up and cash payments to satisfy certain prior year business acquisition requirements and debt obligations.
Management is making progress on the sale of non-core assets and the restructuring of its long-term debt. As of December 31, 2008, a significant portion of the Company’s long-term debt was reclassified as current. $11.2 million of this debt is owed under its Comerica Bank line of credit, which is secured by eligible receivables of the Services segment. This line of credit expires on October 1, 2009. Management believes that it will be able to either renew this line of credit on acceptable terms or replace it with a similar line of credit with another lender. The remainder of the current long-term debt is held by the Company’s two largest common stockholders. Management is in continuing discussions with these two entities to explore alternatives for reducing and restructuring the outstanding debt. As part of this, the Company is in the process of divesting certain non-core businesses and assets. A portion of the proceeds of these sales would be used to reduce and restructure the existing debt and, depending on the proceeds realized, to provide additional liquidity to the Company. While successful execution of this plan depends upon the Company’s success in reaching definitive agreements regarding these asset sales, management believes this will be done before the maturity of the current portion of the long term debt.

Note 3 – Discontinued Operations
On January 6, 2009, the Company entered into an Asset Purchase Agreement to sell the assets of its HHE business in San Fernando, California for approximately $503,000. Because the asset sale was imminent at December 31, 2008, the results of operations for this business unit are included in discontinued operations in the Company’s Consolidated Statement of Operations.
In October 2008, the Company recognized $696,000 in additional loss on the sale of its Florida HHE operations, which was divested of in September 2007. See “Note 7 – Stockholders’ Equity” for a more detailed discussion.
As discussed in Form 10-K for the fiscal year ended March 31, 2008, the Company sold or closed several underperforming businesses during the fiscal year 2008, including the exit of the retail HHE locations, the non-emergency care clinic segment and the Colorado and Florida HHE business units. The following table summarizes the divestures during fiscal year ended March 31, 2008:

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
The results of the above are reported in discontinued operations through the dates of disposition in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation. The segment results in “Note 12 – Segment Information” also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included legal fees, insurance, external audit fees, payroll processing, human resources services and information technology support. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the loss from discontinued operations are presented below (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues, net:
Retail operations	$—	$29	$—	$377
Care Clinic, Inc.	—	—	—	202
Pharmacy — Florida	—	100	—	1,658
Home Health Equipment	298	407	946	5,570

	$298	$536	$946	$7,807

Income (loss) from operations:
Retail operations	$—	$(146)	$—	$(585)
Care Clinic, Inc.	—	5	—	(5,639)
Pharmacy — Florida	—	(1,002)	—	(1,223)
Home Health Equipment	84	106	251	7

	$84	$(1,037)	$251	$(7,440)

Loss on disposal:
Retail operations	$—	$(163)	$—	$(176)
Care Clinic, Inc.	—	—	—	(770)
Pharmacy — Florida	—	(64)	—	(65)
Home Health Equipment	(696)	(17)	(696)	(1,393)

	$(696)	$(244)	$(696)	$(2,404)

Loss from discontinued operations:
Retail operations	$—	$(309)	$—	$(761)
Care Clinic, Inc.	—	5	—	(6,409)
Pharmacy — Florida	—	(1,066)	—	(1,288)
Home Health Equipment	(612)	89	(445)	(1,386)

	$(612)	$(1,281)	$(445)	$(9,844)

Note 4 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the nine-month period ended December 31, 2008 (in thousands):

	Services	HHE	Pharmacy	Total

Goodwill at April 1, 2008	$14,180	$2,015	$16,641	$32,836
Acquisitions during the period	556	—	—	556

Goodwill at December 31, 2008	$14,736	$2,015	$16,641	$33,392

Goodwill of approximately $20.4 million is amortizable over 15 years for tax purposes while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following (in thousands):

	December 31, 2008		March 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$8,000	$772	$8,000	$628
Customer relationships	21,987	6,129	21,652	5,003
Non-competition agreements	660	466	674	381
Acquired technology	90	66	850	793

	30,737	$7,433	31,176	$6,805

Less accumulated amortization	(7,433)		(6,805)

Net acquired intangible assets	$23,304		$24,371

Amortization expense for acquired intangible assets included in continuing operations was $446,000 and $511,000 for the three-month periods ended December 31, 2008 and 2007, respectively, and $1.4 million and $1.7 million for the nine-month periods ended December 31, 2008 and 2007, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of December 31, 2008 is as follows (in thousands):

Remainder of fiscal 2009	$456
Fiscal 2010	1,918
Fiscal 2011	1,688
Fiscal 2012	1,496
Fiscal 2013	1,373
Thereafter	16,373

Total	$23,304

Note 5 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At December 31, 2008
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2008	Interest rate

Comerica Bank	October 1, 2009	$14,015	$11,231	$15,292	Prime+1%
AmerisourceBergen Drug Corporation	September 30, 2010	2,300	2,300	2,450	10%
Jana Master Fund, Ltd.	October 1, 2009	5,386	5,386	5,000	10%

Total lines of credit obligations		$21,701	18,917	22,742

Less current portion			(17,029)	(250)

Long-term portion			$1,888	$22,492

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
The effective interest rate at December 31, 2008 was 4.25%.
As of December 31, 2008, the Company was in compliance with all financial covenants.

AmerisourceBergen Drug Corporation (“ABDC”)
There have been no changes to the Company’s line of credit agreement with ABDC as discussed in Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission (SEC) on August 11, 2008.
Jana Master Fund, Ltd. (“JANA”)
There have been no changes to the Company’s line of credit agreement with JANA as discussed in Form 10-Q filed with SEC on August 11, 2008, other than the Company elected to add an additional $386,000 of unpaid interest to the principal balance during the nine-month period ended December 31, 2008. The JANA line of credit agreement includes certain financial covenants specifically related to Acardia Products, Inc. (“API”), a wholly-owned subsidiary of the Company. As of December 31, 2008, the outstanding principal balance on the line of credit exceeded the borrowing base as calculated on such date. JANA waived the requirement of API to repay the excess of the outstanding principal balance and the calculated borrowing base as of December 31, 2008.
The prime rate was 3.25% at December 31, 2008. The weighted average interest rate of borrowings under line of credit agreements as of December 31, 2008 and March 31, 2008 was 6.6% and 6.5%, respectively.

Note 6 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,	March 31,
	2008	2008

Note payable to Jana Master Fund, Ltd. amended on March 31, 2008 with principal due in full on October 1, 2009 bearing an effective interest rate of 10% on December 31, 2008. A total of approximately $878,000 of unpaid cash interest was added to the note during fiscal 2009 as of December 31, 2008 and approximately $719,000 for the year ended March 31, 2008 under this agreement. The unsecured note payable includes various loan covenants, all of which the Company was in compliance as of December 31, 2008.	$12,244	$11,365

Note payable to Vicis Capital Master Fund (“Vicis”) dated March 31, 2008 bearing an effective interest rate of 10% on December 31, 2008 with the principal due in full on December 31, 2009. A total of approximately $412,000 of unpaid cash interest was added to the note during fiscal 2009 as of December 31, 2008 under this agreement. The amounts reported are net of unamortized debt discount of $601,000 and $1.2 million on December 31, 2008 and March 31, 2008, respectively.	5,149	4,136

Purchase price payable to Remedy Therapeutics, Inc., unsecured, dated January 27, 2006, bearing simple interest of 8% per year payable in equal quarterly payments of principal and interest with the final payment paid on January 27, 2009.	74	288

Notes payable, unsecured, to two executives dated September 10, 2007 bearing interest at 4% per year. The notes payable were paid in full on April 10, 2008.	—	99

Other long-term obligations with interest charged at various rates ranging from 4% to 8.75% to be paid over time based on respective terms, due dates ranging from April 2009 to March 2012, secured by certain equipment.	394	508

Total long-term obligations	17,861	16,396
Less current portion of long-term obligations	(17,771)	(545)

Long-term obligations, less current portion	$90	$15,851

As of December 31, 2008, future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2009	$113
Fiscal 2010	18,275
Fiscal 2011	55
Fiscal 2012	19

18,462
Less — unamortized debt discount	(601)

Total	$17,861

The weighted average interest rate of outstanding long-term obligations as of December 31, 2008 and March 31, 2008 was 10% and 10.5%, respectively.

Note 7 — Stockholders’ Equity
Stock Price Guarantees
In July 2007, the Company acquired 100% of the membership interest of JASCORP, LLC (“JASCORP”). As partial consideration, the Company issued 1,814,883 shares of common stock. The Company guaranteed the share price of $0.99 per share at the one-year anniversary date of the acquisition. In July 2008, the Company issued 1,512,402 shares of common stock to the former owner of JASCORP in order to satisfy the guaranteed stock price obligation.
In September 2007 and simultaneous with the Company’s sale of its Florida and Colorado home health equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc. (“Alliance”), an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. In the agreement, the Company guaranteed the share price of $0.70 per share. In October 2008, the Company issued 1,804,491 shares of common stock to the former owners of Alliance in order to satisfy the guaranteed stock price obligation. The value of these shares was determined to be $696,000. This amount was recognized as an additional loss on the disposal of the Florida HHE divestiture and is included in discontinued operations for the three-month period ended December 31, 2008 (see “Note 2- Discontinued Operations”).
Subsequent to the issuance of the shares of common stock to Alliance in October, the Company has satisfied all guaranteed stock price obligations.
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
On June 5, 2008 and as partial consideration for the amendment of the line of credit agreement with ABDC, the Company issued 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $248,000. This was recorded as a loss on the extinguishment of a debt agreement. The assumptions used were as follows: risk free interest rate of 3.63%, expected dividend yield of 0%, expected volatility of 76%, and expected life of 7 years.
No warrants were exercised during either of the nine-month periods ended December 31, 2008 and 2007.

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
Note 9 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of December 31, 2008, approximately 200,000 shares were available for grant under the 2006 Plan.
On January 27, 2009, the Board of Directors approved and adopted the Second Amendment (the “Amendment”) to the 2006 Plan. The Amendment proposes to increase the number of shares available to be issued under the Plan to 5% of the Company’s authorized shares of common stock as of the date the Amendment is approved by the Company’s stockholders. The Amendment is subject to approval by the Company’s stockholders at the next regularly scheduled or special meeting of stockholders.
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

Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31,		December 31,
Weighted-average	2008	2007	2008	2007

Expected volatility	84%	69%	76%	68%
Expected dividend yields	0%	0%	0%	0%
Expected terms (in years)	5	7	4	7
Risk-free interest rate	1.74%	4.26%	2.90%	4.28%
Stock option activity for the nine-month period ended December 31, 2008 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)

Outstanding at April 1, 2008	1,872,989	$1.09
Granted	2,217,236	0.63
Forfeited or expired	(384,250)	1.41

Outstanding at December 31, 2008	3,705,975	$0.79	4.7	$76

Exercisable at December 31, 2008	2,759,169	$0.86	5.2	$63

As part of the fiscal 2009 executive compensation plan as outlined in the fiscal 2008 Proxy Statement for the Company as filed with the Securities Exchange Commission on July 29, 2008, the Board determined that each named executive would be granted a number of options (such options valued at 200% of annual base salary for the Chief Executive Officer, 100% of annual base salary for the Chief Financial Officer and 100% of annual base salary for Executive Vice Presidents) which would vest over three (3) years.  On April 3, 2008, the Board authorized the issuance of one-third of these total option grants for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company has option shares available to do so.  Following approval of the Amendment of the Plan as describe above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the named executives (an aggregate of 2,253,334 options), such options (i) having an exercise price of $0.72 per share (the closing share price on April 2, 2008), (ii) vesting in equal installments on March 31, 2010 and 2011, and (iii) expiring on January 26, 2016.  In the event shareholder approval of the Amendment to the Plan is not received at the next special or annual meeting of the Company’s shareholders, these option grants shall be terminated and voided in all respects and shall not vest or be exercisable by the participants at any time.
The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.18 -$0.25	539,000	6.4 years	$0.24	504,250	$0.25
$0.26 - $1.00	2,398,395	6.4 years	$0.66	1,486,339	$0.70
$1.01 - $1.50	650,967	4.1 years	$1.37	650,967	$1.37
$1.51 - $2.25	43,000	4.3 years	$2.22	43,000	$2.22
$2.92	74,613	4.6 years	$2.92	74,613	$2.92

Outstanding at December 31, 2008	3,705,975		$0.79	2,759,169	$0.86

The weighted-average grant-date fair value of options granted during the nine-month periods ended December 31, 2008 and 2007 was $0.38 and $0.70, respectively.
No stock options were exercised during the nine-month period ended December 31, 2008. During the nine-month period ended December 31, 2007, the former COO exercised 750,000 options with an exercise price of $0.25 per share on a cashless basis resulting in the issuance of 557,805 shares of common stock.
The Company recognized $182,000 and $72,000 in stock-based compensation expense relating to stock options during the three-month periods ended December 31, 2008 and 2007, respectively, and $610,000 and $1.6 million in stock-based compensation expense relating to stock options during the nine-month periods ended December 31, 2008 and 2007, respectively.
As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $349,000, which is expected to be expensed through September 2011.
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
The following table summarizes the activity for restricted stock awards during the nine-month period ended December 31, 2008:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share

Unvested at April 1, 2008	961,801	$1.47
Granted	31,750	0.60
Vested	(301,709)	1.54
Forfeited	(35,750)	1.19

Unvested at December 31, 2008	656,092	$1.41

During the three-month periods ended December 31, 2008 and 2007, the Company recognized $109,000 and $255,000, respectively, of stock-based compensation expense from continuing operations related to restricted stock. During the nine-month periods ended December 31, 2008 and 2007, the Company recognized $354,000 and $1.6 million, respectively, of stock-based compensation expense from continuing operations related to restricted stock.
During the nine-month periods ended December 31, 2008 and 2007, the total fair value of restricted stock vested was $463,000 and $264,000, respectively.
As of December 31, 2008, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $891,000, which is expected to be expensed over a weighted-average period of 2.3 years.
Note 10 — Income Taxes
The Company incurred state and local tax expense (benefit) of $(274,000) and $33,000 during the three-month periods ended December 31, 2008 and 2007, respectively, and $120,000 and $56,000 during the nine-month periods ended December 31, 2008 and 2007, respectively. The credit during the three-month period ended December 31, 2008 represents a change in state and local tax estimates primarily relating to the Michigan Business Tax as described below.

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
Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (“UTP’s”) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of December 31, 2008. There was no 2009 activity related to unrecognized tax benefits. In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2003 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.
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
Note 11 — Related Party Transactions
On December 31, 2008, the Company had an outstanding balance of $12,244,000 related to an Amended and Restated Promissory Note and $5,386,000 outstanding on a line of credit agreement, both of which were with JANA dated March 31, 2008. Prior to the Amended and Restated Promissory Note dated March 31, 2008, the Company had a note payable with JANA dated June 25, 2007 for $17.0 million. JANA held greater than 10% of the outstanding shares of Company common stock on December 31, 2008. The Company incurred interest expense relating to the debt in the amounts of $433,000 and $522,000 during the three-month periods ended December 31, 2008 and 2007, respectively, and $1.3 million and $827,000 during the nine-month periods ended December 31, 2008 and 2007, respectively. See “Note 5 – Lines of Credit” and “Note 6 – Long-term Obligations” above for additional information pertaining to the balances of these debt instruments.
On December 31, 2008, the Company had an outstanding balance of $5,149,000, net of unamortized debt discount of $601,000, related to a Promissory Note dated March 31, 2008 with Vicis Capital Master Fund, LLC. Vicis held greater than 10% of the outstanding shares of Company common stock on December 31, 2008. The Company incurred interest expense relating to the debt in the amounts of $141,000 and $412,000 for the three-month and nine-month periods ended December 31, 2008, respectively. See “Note 6 – Long-term Obligations” above for additional information pertaining to the balances of this debt instrument.
One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and an additional 47,437 shares in February 2008 due to a stock price guarantee provision relating to the acquisition. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $34,000 and $184,000 in revenue during the three-month periods ended December 31, 2008 and 2007, respectively, and $102,000 and $549,000 in revenue during the nine-month periods ended December 31, 2008 and 2007, respectively. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal year 2007 and is due in March 2009.
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
On September 24, 2007, the Company hired an Executive Vice President of Operations, who was named Chief Operating Officer effective February 9, 2009. This individual has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $343,000 and $329,000 for the three-month periods ended December 31, 2008 and 2007, respectively, and $1.1 million and $1.2 million for the nine-month periods ended December 31, 2008 and 2007, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
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
The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed™. The Company’s pharmacies in Indiana and Minnesota dispense patient’s prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed™ approach is designed to improve the safety and efficacy of the medications being dispensed. The Pharmacy segment also includes pharmacy dispensing and billing software that is utilized in DailyMed™ operations and by pharmacies throughout the United States.

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue, net:
Services	$28,211	$30,190	$88,081	$92,568
Home Health Equipment	4,958	5,232	15,343	14,663
Pharmacy	2,049	1,768	5,453	4,957

Total revenue	35,218	37,190	108,877	112,188

Operating loss:
Services	$1,127	$1,186	$4,234	$3,098
Home Health Equipment	(91)	(533)	58	(2,346)
Pharmacy	(1,269)	(391)	(3,101)	(1,018)
Unallocated corporate overhead	(1,638)	(1,592)	(7,043)	(6,958)

Total operating loss	(1,871)	(1,330)	(5,852)	(7,224)

Other expenses:
Interest expense, net	1,031	924	3,041	3,032

Other	(2)	135	301	149

Net loss before income tax expense	(2,900)	(2,389)	(9,194)	(10,405)
Income tax (benefit) expense	(274)	33	120	56

Net loss from continuing operations	$(2,626)	$(2,422)	$(9,314)	$(10,461)

Depreciation and amortization (continuing operations):
Services	$284	$312	$852	$952
Home Health Equipment – cost of revenue	683	489	2,031	1,579
Home Health Equipment – operating expense	183	317	836	958
Pharmacy	185	84	619	353
Corporate	128	147	245	462

Total depreciation and amortization	$1,463	$1,349	$4,583	$4,304

	Nine-Month Period Ended
	December 31,
	2008	2007

Capital expenditures:
Services	$73	$59
Home Health Equipment	114	589
Pharmacy	573	9
Care Clinics, Inc. (discontinued in fiscal year 2008)	—	557
Corporate	132	42

Total capital expenditures	$892	$1,256

	December 31, 2008	March 31, 2008

Assets:
Services	$46,609	$48,383
Home Health Equipment	11,368	16,219
Pharmacy	29,638	29,867
Unallocated corporate assets	1,865	4,946

Total assets	$89,480	$99,415

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended December 31, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2008 and Form 10-Q for the periods ended June 30, 2008 and September 30, 2008 filed with the SEC on June 16, 2008, August 11, 2008 and November 16, 2008, respectively, which are incorporated herein by this reference.
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
Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home health services and products, medical and non-medical staffing services and specialty pharmacy products and services operating under the service mark Arcadia HealthCare. The Company operates in three reportable business segments: Home Health Care Services and Staffing (“Services”), Home Health Equipment (“HHE”) and Pharmacy. Within the health care markets, the Company has a broad business mix and receives payment from a diverse group of payment sources. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 95 facilities located in 21 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.
Critical Accounting Policies
See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on June 16, 2008 and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 10-Q for the period ended June 30, 2008 and September 30, 2008 as filed with the SEC on August 11, 2008 and November 6, 2008, respectively, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Three-Month Period Ended December 31, 2008 Compared to the Three-Month Period Ended December 31, 2007
Results of Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended December 31,
	2008	2007

Revenues, net	$35,218	$37,190
Cost of revenues	23,196	25,100

Gross profit	12,022	12,090

Selling, general and administrative expenses	13,113	12,560
Depreciation and amortization	780	860

Total operating expenses	13,893	13,420

Operating loss	(1,871)	(1,330)
Other expenses	1,029	1,059

Net loss before income tax expense	(2,900)	(2,389)
Income (benefit) tax expense	(274)	33

Net loss from continuing operations	$(2,626)	$(2,422)

Weighted average number of shares — basic and diluted	135,949,000	124,961,000
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.02)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Home Care/Medical Staffing	$24,488	69.5%	$23,008	61.9%	$1,480	6.4%
Non-Medical Staffing	3,723	10.6%	7,182	19.3%	(3,459)	-48.2%

Total Services	28,211	80.1%	30,190	81.2%	(1,979)	-6.6%

Home Health Equipment	4,958	14.1%	5,232	14.1%	(274)	-5.2%
Pharmacy	2,049	5.8%	1,768	4.8%	281	15.9%

	35,218	100.0%	37,190	100.0%	(1,972)	-5.3%

Cost of revenues:
Home Care/Medical Staffing	17,069		16,184		885	5.5%
Non-Medical Staffing	2,933		5,962		(3,029)	-50.8%

Total Services	20,002		22,146		(2,144)	-9.7%

Home Health Equipment	1,814		1,864		(50)	-2.7%
Pharmacy	1,380		1,090		290	26.6%

	23,196		25,100		(1,904)	-7.6%

	Gross		Gross
	Margin%		Margin%
Gross margins:
Home Care/Medical Staffing	7,419	30.3%	6,824	29.7%	595	8.7%
Non-Medical Staffing	790	21.2%	1,220	17.0%	(430)	-35.2%

Total Services	8,209	29.1%	8,044	26.6%	165	2.1%

Home Health Equipment	3,144	63.4%	3,368	64.4%	(224)	-6.7%
Pharmacy	669	32.7%	678	38.3%	(9)	-1.3%

	$12,022	34.1%	$12,090	32.5%	$(68)	-0.6%

The following table summarizes the components of the Services segment revenues for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Home Care	17,484	62.0%	15,365	50.9%	2,119	13.8%
Medical Staffing	7,004	24.8%	7,643	25.3%	(639)	-8.4%
Non-Medical Staffing	3,723	13.2%	7,182	23.8%	(3,459)	-48.2%

Total Services	28,211	100.0%	30,190	100.0%	(1,979)	-6.6%

The Services segment remains the largest source of revenue for the Company. The Company continues to generate higher sales from its home care business. During the third quarter of fiscal 2009, home care revenues increased approximately 14% over the same period a year ago. Approximately 3% of this increase was attributable to an acquisition of a home care company in April 2008. The remainder represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.

The growth in home care revenues was more than offset by significant year-over-year declines in revenue in the medical staffing and non-medical staffing markets, which declined by approximately 8% and 48%, respectively, as compared to the prior year. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand, including lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. While these factors have impacted medical staffing generally, the more significant impact has been on the Company’s per diem staffing business. Non-medical staffing has declined significantly due to economic conditions in Michigan, the Company’s primary non-medical staffing market. One customer accounted for a decrease in the non-medical staffing revenue of approximately $1.7 million during the third quarter compared with the prior year.
Gross margins in the Services segment increased from 26.6% in the third quarter of fiscal 2008 to 29.1% in the current period. The cost of revenues in this segment primarily consists of employee costs, including wages, taxes, benefits and workers’ compensation expense. The year-over-year improvement in gross margins was driven primarily by three factors. The first was a reduction in workers’ compensation expense, reflecting the success of the Company’s on-going efforts to control and reduce these costs through improved training, timelier reporting and investigation of claims, and reduced administrative costs. The second factor was the increased mix of home care revenue as a percentage of sales, with margins in this market being higher than gross margins in the medical staffing and non-medical staffing. The final factor was higher margins from non-medical staffing on lower revenues.
The decrease in HHE net sales revenue of $274,000 for the three-month period ended December 31, 2008 compared to the same period a year ago reflects a decrease in the home-health oriented mail order catalog revenue and in the revenue generated from the medications related to nebulizer usage. Beginning in the fourth quarter of fiscal 2008, the Company reduced the number of catalogs mailed in an effort to generate stronger profits on less revenue. Additionally, in November 2008, management decided to outsource its nebulizer medication business to a private label provider, which resulted in approximately half the revenue as compared to the prior year period. These decreases in revenue were partially offset by a reduction in contractual allowances. During the fiscal 2008 fourth quarter, management reviewed historical write off trends and updated its model for classifying both contractual adjustments and bad debt provisions based on a detailed analysis of the HHE segment’s recent billing and collection history.
The costs of revenue in the HHE segment are largely the costs of products that are rented, leased or sold to HHE customers and the costs of supplies and some patient services. Costs of revenue include the depreciation expense for patient rental equipment, as described further in the “Depreciation and Amortization” section that follows. The reduction in the HHE segment gross margins was due to a one-time charge in the mail-order catalog business that increased cost of goods sold.
Recent changes in reimbursement levels under the Medicare program will result in a 9.5% reduction in reimbursement on certain products commencing January 1, 2009. In addition, Medicare has capped the period of time that a provider may be reimbursed for providing oxygen concentrator rental equipment to customers, effective January 1, 2009. Providers will be able to continue to bill these customers for portable oxygen products and will also be permitted to bill for equipment service and maintenance on terms and conditions prescribed by the Centers for Medicare & Medicaid Services (CMS). As a result of these changes to the Medicare program, the Company anticipates a reduction in net revenue and gross margins in the HHE segment starting in the fourth quarter of fiscal 2009. The Company has initiated several cost reduction measures to partially offset the impact of these changes. These actions include exiting the unprofitable direct supply of inhaled medications in November 2008; closing, consolidating and restructuring certain operating locations and activities; changes in billings and claims processing resulting in substantial cost reductions; changing the business’s approach to CPAP supply replenishment to increase sales and reduce fulfillment costs; implementing a more aggressive and systematic approach to cost reduction from the HHE supply base; and headcount and overhead reductions. While the Company believes these actions will substantially offset the adverse effects related to Medicare reimbursement changes, the timing of these savings may not coincide with the reductions in revenue and additional actions may be required.

The revenue in the Pharmacy segment increased by 16% compared to the third quarter of fiscal 2008 as a result of the increase in sales from our DailyMed™ programs. The Company has launched its DailyMed™ medication management program and is pursuing opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care and HHE customers and in direct-to-consumer initiatives. The Company is working with the Indiana Medicaid program and its managed care providers to identify those patients who will benefit most from participation in the DailyMed™ program. DailyMed™ revenue increased approximately 30% over the second quarter of fiscal 2009, and revenue will continue to increase as the Indiana Medicaid program enrolls more lives.
The costs of revenue in the Pharmacy segment include the cost of medications sold to clients and packaging costs for the DailyMed™ proprietary dispensing system. Costs of revenue also include switching services and other costs associated with the Company’s pharmacy software management products.
Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended December 31, (in thousands):

				% of		%
		% of Total		Total	$ Increase/	Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$6,798	51.8%	$6,547	52.1%	$251	3.8%
Home Health Equipment	3,051	23.3%	3,583	28.5%	(532)	-14.8%
Pharmacy	1,754	13.4%	986	7.9%	768	77.9%
Corporate	1,510	11.5%	1,444	11.5%	66	4.6%

	$13,113	100.0%	$12,560	100.0%	$553	4.4%

SG&A as % of Net Revenues	37.2%		33.8%
The Services segment selling, general and administrative expense increased due to an increase in bad debt expense. The bad debt expense for the prior year period was lower than normal due to temporary improvements in the aging of accounts receivable. The bad debt expense for the current year period reflects a more conservative approach in computing the reserve for uncollectible accounts receivable. The increase in bad debt expense is offset by reductions in employee and temporary labor costs as the Company continues to focus on reducing employee costs in efforts to reduce total administrative expenses.
The decrease in the HHE segment selling, general and administrative expense was due to decreases in employee costs, bad debt expense and mail-order catalog related costs. As discussed previously, the Company continues to decrease its headcount in several segments, which has resulted in lower employee costs compared to the prior year period. The prior year period bad debt expense reflects the continued impact of certain licensure and billing issues that the Company experienced subsequent to several HHE business acquisitions in fiscal 2006 and 2007. Finally, as previously discussed in the “Revenue, Cost of Goods Sold and Gross Profit” section, the Company has scaled back its mail-order catalog operations in an effort to improve profitability, and this has resulted in less revenue and less expenses.
The sizable increase in the Pharmacy segment selling, general and administrative expense reflects the follow:
•	The Company continues to invest in the infrastructure and additional employees that will be necessary to support the growth in the Pharmacy segment revenues.

•	During the three-month period ended December 31, 2008, the Company consolidated its Paducah, Kentucky pharmacy operations into its new Indianapolis, Indiana pharmacy. During the transition period, both pharmacies were open for approximately two months. Additionally, the Company incurred severance costs associated with the closing of the Paducah location.
Corporate selling, general and administrative expenses remained fairly consistent during the three-month period ended December 31, 2008 at $1.5 million compared to $1.4 million during the previous year period. The modest increase reflects an increase in employee costs partially offset by reductions in corporate marketing, travel and auto-related expenses.

Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the three-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation — cost of revenues	$683	$489	$194	39.7%

Depreciation and amortization of property and equipment	$334	$349	$(15)	-4.3%
Amortization of acquired intangible assets	446	511	(65)	-12.7%

Depreciation and amortization — operating expense	$780	$860	$(80)	-9.3%

Depreciation expense included in cost of revenues increased compared to the prior year period due to increased depreciation associated with the HHE sleep disorder equipment after a period of increased purchasing of this type of equipment.
Depreciation and amortization of property and equipment remained consistent with the prior year period. Amortization of acquired intangible assets decreased approximately 13%, primarily as a result of certain intangible assets becoming fully amortized during fiscal year 2009.
Interest Expense and Income
The following summarizes net interest expense for the three-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Interest expense	$1,047	$928	$119	12.8%
Interest income	(16)	(4)	12	300.0%

	$1,031	$924	$107	11.6%

The average interest bearing liabilities balance (balance at the beginning of the period plus the balance at the end of the period divided by two) for the three-month period ended December 31, 2008 was $37.2 million compared to $35.0 million for the same period in the prior year. The decrease in interest expense is due to lower interest rates on the Company’s largest interest bearing liabilities, specifically the Comerica Bank line of credit and the JANA note payable.
Income Taxes
The Company recognized an income tax benefit of $274,000 for the three-month period ended December 31, 2008 compared to a $33,000 expense for the three-month period ended December 31, 2007, a benefit of $307,000. This income tax credit is primarily the result of adjusting the accrued state income tax liabilities for the State of Michigan as a result of a change in the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.

Loss from Discontinued Operations
As noted in “Note 3 — Discontinued Operations” of the Company’s Consolidated Financial Statements under Item 1 of this Report, the Company divested several business units beginning in the second quarter of fiscal 2008. As such, the prior period consolidated statements of operations have been recast to conform to this presentation. The loss from discontinued operations for the three-month period ended December 31, 2008 was $612,000, which included $84,000 of income from the San Fernando, California HHE location prior to disposal offset by an additional loss on the prior year HHE disposal of $696,000 as described in “Note 7 — Stockholders’ Equity”. The loss from discontinued operations for the prior year period was $1.3 million.
Nine-month Period Ended December 31, 2008 Compared to the Nine-month Period Ended December 31, 2007
Results of Continuing Operations, (in thousands, except share amounts)

	Nine-Month Period
	Ended December 31,
	2008	2007

Revenues, net	$108,877	$112,188
Cost of revenues	71,477	76,631

Gross profit	37,400	35,557

Selling, general and administrative expenses	40,700	40,056
Depreciation and amortization	2,552	2,725

Total operating expenses	43,252	42,781

Operating loss	(5,852)	(7,224)
Other expenses	3,342	3,181

Net loss before income tax expense	(9,194)	(10,405)
Income tax expense	120	56

Net loss from continuing operations	$(9,314)	$(10,461)

Weighted average number of shares — basic and diluted	133,559,000	121,160,000
Net loss from continuing operations per share — basic and diluted	$(0.07)	$(0.09)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the nine-month periods ended December 31, (in thousands):

						%
		% of Total		% of Total	$ Increase/	Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Home Care/Medical Staffing	$74,054	68.0%	$72,153	64.3%	$1,901	2.6%
Non-Medical Staffing	14,027	12.9%	20,415	18.2%	(6,388)	-31.3%

Total Services	88,081	80.9%	92,568	82.5%	(4,487)	-4.8%

Home Health Equipment	15,343	14.1%	14,663	13.1%	680	4.6%
Pharmacy	5,453	5.0%	4,957	4.4%	496	10.0%

	108,877	100.0%	112,188	100.0%	(3,311)	-3.0%

Cost of revenues:
Home Care/Medical Staffing	51,582		51,266		316	0.6%
Non-Medical Staffing	10,969		16,735		(5,766)	-34.5%

Total Services	62,551		68,001		(5,450)	-8.0%

Home Health Equipment	5,404		5,327		77	1.4%
Pharmacy	3,522		3,303		219	6.6%

	71,477		76,631		(5,154)	-6.7%

		Gross		Gross
		Margin%		Margin%
Gross margins:
Home Care/Medical Staffing	22,472	30.3%	20,887	28.9%	1,585	7.6%
Non-Medical Staffing	3,058	21.8%	3,680	18.0%	(622)	-16.9%

Total Services	25,530	29.0%	24,567	26.5%	963	3.9%

Home Health Equipment	9,939	64.8%	9,336	63.7%	603	6.5%
Pharmacy	1,931	35.4%	1,654	33.4%	277	16.7%

	$37,400	34.4%	$35,557	31.7%	$1,843	5.2%

The following table summarizes the components of the Services segment revenues for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Home Care	51,798	58.8%	46,252	50.0%	5,546	12.0%
Medical Staffing	22,256	25.3%	25,901	28.0%	(3,645)	-14.1%
Non-Medical Staffing	14,027	15.9%	20,415	22.1%	(6,388)	-31.3%

Total Services	88,081	100.0%	92,568	100.0%	(4,487)	-4.8%

The Services segment remains the largest source of revenue for the Company The Company continues to generate higher sales from its home care business. During the first nine months of fiscal 2009, home care revenues increased approximately 12% over the same period a year ago. A majority of this increase represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.

The growth in home care revenues was more than offset by significant year-over-year declines in revenue in the medical staffing and non-medical staffing markets, which declined by approximately 14% and 31%, respectively, as compared with the prior year. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand, including lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. While these factors have impacted medical staffing generally, the more significant impact has been on the Company’s per diem staffing business. Non-medical staffing has declined significantly due to economic conditions in Michigan, the Company’s primary industrial staffing market, offset by growth in the new Mid-Atlantic region now being served by the Company. One customer accounted for a decrease in the industrial staffing revenue of approximately $4.6 million during the nine month period ended December 31, 2008 compared with the prior year.
Gross margins in the Services segment increased from 26.5% in the first nine months of fiscal 2008 to 29.0% in the same current period. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense. The year-over-year improvement in gross margins was driven primarily by three factors. The first was a reduction in workers’ compensation expense, reflecting the success of the Company’s on-going efforts to control and reduce these costs through improved training, timelier reporting and investigation of claims, and reduced administrative costs. The second factor was the increased mix of home care revenue as a percentage of sales, with margins in this market being significantly higher than gross margins in the medical staffing and industrial staffing. The final factor was higher margins from non-medical staffing on lower revenues.
The increase in HHE net sales revenue of $680,000 for the nine-month period ended December 31, 2008 compared to the same period a year ago reflects a reduction in the level of contractual adjustments made to gross sales versus the same period of fiscal 2008. Management has reviewed historical charge off trend and updated its model for classifying both contractual adjustments and bad debt provisions based on a detailed analysis of the HHE segment’s recent billing and collection history.
The costs of revenue in the HHE segment are largely the costs of products that are rented, leased or sold to HHE customers and the costs of supplies and some patient services. Costs of revenue include the depreciation expense for patient rental equipment, as described further in the “Depreciation and Amortization” section below.
The revenue in the Pharmacy segment increased by 10% compared to the first nine months of fiscal 2008 primarily related to its DailyMed™ programs. The Company has launched its DailyMed™ medication management program and is pursuing opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care and HHE customers and in direct-to-consumer initiatives. The Company is working with the Indiana Medicaid program and its managed care providers to identify those patients who will benefit most from participation in the DailyMed™ program. DailyMed™ revenue increased approximately 30% over the second quarter of fiscal 2009, and revenue will continue to increase as the Indiana Medicaid program enrolls more lives.
The costs of revenue in the Pharmacy segment include the cost of medications sold to clients and packaging costs for the DailyMed™ proprietary dispensing system. Costs of revenue also include switching services and other costs associated with the Company’s pharmacy software management products.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the nine-month periods ended December 31, (in thousands):

		% of		% of		%
		Total		Total	$ Increase/	Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$20,443	50.2%	$20,515	51.2%	$(72)	-0.4%
Home Health Equipment	9,046	22.2%	10,725	26.8%	(1,679)	-15.7%
Pharmacy	4,413	10.8%	2,317	5.8%	2,096	90.5%
Corporate	6,798	16.7%	6,499	16.2%	299	4.6%

	$40,700	100.0%	$40,056	100.0%	$644	1.6%

SG&A as % of Net Revenues	37.4%		35.7%
The Services segment selling, general and administrative expense decreased slightly to $20.4 million for the nine-month period ended December 31, 2008 compare to $20.5 million for the same period last year. The decrease reflects a decrease in the commissions paid to the affiliate agencies approximately offset by an increase in bad debt expense. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations for the nine-month period ended December 31, 2008 compared to the same period for the prior year. The bad debt expense for the prior year period was lower than normal due to some temporary improvements in the aging of accounts receivable. The bad debt expense for the current year period reflects a more conservative approach in determining the appropriate reserve for uncollectible accounts receivable.
The net decrease in the HHE segment selling, general and administrative expense was due to several changes in the segment year-over-year, including:
•	The closure of the Orlando, Florida administrative support office in November 2007. The Orlando office housed the HHE accounting, IT and compliance functions. The Company consolidated these HHE support functions with the Services support function located in Southfield, Michigan beginning in the third quarter of fiscal 2008. This consolidation resulted in decreased employee, contractor and location costs in the HHE segment.

•	Beginning in the third quarter of fiscal 2008, the Company began to outsource certain billing and collection functions associated with the HHE segment. The net result was an increase in administrative expenses year-over-year. During the third quarter of fiscal 2009, management decided to bring these functions back in-house, and the remaining phases of this transition will be completed during the fourth quarter.
The increase in the Pharmacy segment selling, general and administrative expense was due to the following:
•	The Company acquired JASCORP in July 2007, and the current year period ended December 31, 2008 includes a full nine months of expenses subsequent to the acquisition.

•	The Company consolidated its Paducah, Kentucky pharmacy operations into its new Indianapolis, Indiana pharmacy during the fiscal quarter ended December 31, 2008. During the transition period, both pharmacies were open for approximately two months. Additionally, the Company incurred severance costs associated with the closing of the Paducah location.

•	The Company’s investment in the infrastructure and additional employees that will be necessary to support the continued growth in the Pharmacy segment.

The increase in Corporate selling, general and administrative expense was due to the following:
•	A change in the classification of certain employees who were previously included in the Services segment to Corporate. Historically, employees in the Southfield, Michigan location supported the Services segment almost exclusively. During fiscal 2008, the Company centralized many of its corporate functions in Southfield, Michigan, and these employees now support the entire organization. Beginning in fiscal 2009, the Company began to more accurately separate and record these corporate functions from the segment specific functions; and

•	Severance expense relating to two former executives.
These increases were partially offset by the following:
•	In the third quarter of fiscal 2008, the Company hired an in-house legal counsel, and since this hiring, the Company’s legal fees have decreased significantly. Additionally, audit fees and fees relating to Sarbanes-Oxley requirements decreased due to improved efficiencies and general fee reduction efforts.

•	The reduction of equity compensation expense. During the fiscal 2008 second quarter, the Company recognized approximately $700,000 relating to the vesting of certain stock options consistent with the former CEO’s separation agreement executed in July 2007.
Depreciation and Amortization
The following summarizes depreciation and amortization expense from continuing operations for the nine-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation – cost of revenues	$2,031	$1,579	$452	28.6%

Depreciation and amortization of property and equipment	$1,194	$1,068	$126	11.8%
Amortization of acquired intangible assets	1,358	1,657	(299)	-18.0%

Depreciation and amortization – operating expense	$2,552	$2,725	$(173)	-6.3%

Depreciation expense included in cost of revenues increased by 28.6% compared to the prior year due to increased depreciation associated with the HHE sleep disorder equipment after a period of increased purchasing of this type of equipment.
Depreciation and amortization of property and equipment increased by 11.8% compare to the prior year, primarily as a result of depreciation of computer software equipment and leasehold improvements subsequent to the JASCORP acquisition. Amortization of acquired intangible assets decreased approximately 18% as a result of certain intangible assets becoming fully amortized during fiscal year 2009.
Interest Expense and Income
The following summarizes net interest expense for the nine-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Interest expense	$3,089	$3,109	$(20)	-0.6%
Interest income	(48)	(77)	(29)	-37.7%

	$3,041	$3,032	$9	0.3%

The average interest bearing liabilities balance (balance at the beginning of the period plus the balance at the end of the period divided by two) for the nine-month period ended December 31, 2008 was $38.1 million compared to $40.7 million for the nine-month period ended December 31, 2007. The decrease in interest expense during the current year was due to the reduction in interest-bearing liabilities compared to the prior year as well as a reduction in interest rates.

Income Taxes
Income tax expense was $120,000 for the nine-month period ended December 31, 2008 compared to $56,000 for the nine-month period ended December 31, 2007, an increase of $44,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. Additionally, the State of Michigan changed the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.
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
Loss from Discontinued Operations
As noted in Note 3 – Discontinued Operations of the Company’s Consolidated Financial Statements under Item 1 of this Report, the Company divested several business units beginning in the second quarter of fiscal 2008. As such, the prior period consolidated statements of operations have been recast to conform to this presentation. The loss from discontinued operations for the three-month period ended December 31, 2008 was $445,000, which included $251,000 of income from the San Fernando, California HHE location prior to disposal offset by an additional loss on the prior year HHE disposal of $696,000. The loss from discontinued operations for the prior year was $9.8 million.
Liquidity and Capital Resources
Since fiscal 2008, a new management team has been focused on the implementation of a new strategic plan designed to focus on expanding certain core businesses; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; establishing a more disciplined approach to cash management; and reducing and restructuring the Company’s long-term debt. Management believes that the Company continues to make progress in each of these areas.
During the nine-month period ended December 31, 2008, the Company reduced its loss from continuing operations by $1.1 million compared to the same period during the previous year. This improved performance was achieved despite lower revenue in some of the Company’s business segments due to weak market conditions and other factors. The Company’s operating margins have improved significantly and while SG&A expenses have increased slightly, much of this increase is due to the planned ramp-up and expansion of the Pharmacy segment, including the DailyMed medication management products and services. SG&A related employee costs in other segments of the business have declined year-over-year as the Company has reduced administrative employee headcount and other discretionary expenses.
Management expects continued improvement in the operating results of its core businesses. Home care revenue continues to grow, and significant increases in Pharmacy revenue are anticipated over the next several quarters. While market conditions in the medical staffing and non-medical staffing businesses are expected to remain soft in the near-term, the Company is well positioned to benefit from improvements in these markets. Operating margins in the Services segment are expected to remain at or near current levels for the foreseeable future. In the HHE segment, the Company has taken significant steps (as described in Management’s Discussion & Analysis) to maintain profitability and positive cash flow despite changes in the Medicare reimbursement system effective January 1, 2009. In the Pharmacy segment, the consolidation of the Paducah, Kentucky operations into the new Indianapolis, Indiana pharmacy will improve efficiencies and increase oversight. Management expects to see a reduction in Pharmacy operating losses as revenues expand.

Cash plus line of credit availability was $3.1 million at December 31, 2008 compared to $6.4 million at March 31, 2008. Cash provided by operations was $38,000 for the nine-months ended December 31, 2008. The reduction in the Company’s available funds during the current fiscal year was due to investing and financing activities, including capital expenditures associated with the Pharmacy ramp up and cash payments to satisfy certain prior year business acquisition requirements and debt obligations.
Management is making progress on the sale of non-core assets and the restructuring of its long-term debt. As of December 31, 2008, a significant portion of the Company’s long-term debt was reclassified as current. $11.2 million of this debt is owed under its Comerica Bank line of credit, which is secured by eligible receivables of the Services segment. This line of credit expires on October 1, 2009. Management believes that it will be able to either renew this line of credit on acceptable terms or replace it with a similar line of credit with another lender. The remainder of the current long-term debt is held by the Company’s two largest common stockholders. Management is in continuing discussions with these two entities to explore alternatives for reducing and restructuring the outstanding debt. As part of this, the Company is in the process of divesting certain non-core businesses and assets. A portion of the proceeds of these sales would be used to reduce and restructure the existing debt and, depending on the proceeds realized, to provide additional liquidity to the Company. While successful execution of this plan depends upon the Company’s success in reaching definitive agreements regarding these asset sales, management believes this will be done before the maturity of the current portion of the long term debt.
The following summarizes the Company’s cash flows for the nine-month periods ended December 31, (in thousands):

	2008	2007

Net cash used in operating activities	$38	$(7,143)
Net cash provided by (used in) investing activities	(1,169)	4,141
Net cash provided by (used in) financing activities	(4,918)	1,549
Net change in cash and cash equivalents	(6,049)	(1,453)
Cash and cash equivalents, end of period	302	1,541
Availability under line of credit agreements	$2,784	$5,048
At December 31, 2008, the Company had $3.1 million in cash and line of credit availability (Comerica Bank) compared to $6.4 million at March 31, 2008, a decrease of $3.3 million. The line of credit balance fluctuates based on working capital needs. The reduction in cash plus line of credit availability reflects the decrease in cash due to investing and financing activities, as more fully described below, as well as a reduction in the line of credit availability. The line of credit availability is based on the eligible accounts receivable within the Services segment, and as the Service segment revenues decrease, its receivables and borrowing base decreased as well. The availability under the line of credit agreements at December 31, 2007 included a line that was closed by the Company on March 31, 2008 and replaced by a new line of credit with more favorable terms.
Net cash provided by operating activities of $38,000 for the nine-month period ended December 31, 2008 represents a significant improvement compared to the use of $7.1 million for the same period in the prior year. The improvement was primarily due to the reduction in the net loss by $10.5 million. The loss from discontinued operations during the nine-month period ended December 31, 2007 accounted for $9.8 million of the total $20.3 million net loss during the period. The improvement in cash flows from operations during the nine-month period ended December 31, 2008 reflects an increased emphasis on day-to-day cash management.
Cash used in investing activities for the nine-month period ended December 31, 2008 of $1.2 million included $653,000 of cash paid for acquisitions in the Services segment and $892,000 of capital expenditures. The $653,000 used for business acquisitions includes the $300,000 for current year acquisitions while the remaining $353,000 represents payments associated with acquisitions made in previous periods. Additionally, in September 2008, the Company received a final payment of $356,000 relating to the sale of its Florida HHE operations during fiscal 2008. Cash provided by investing activities for the nine-month period ended December 31, 2007 included $5.8 million received upon the sale of the Florida and Colorado HHE operations, offset by $384,000 used to purchase JASCORP, LLC.

Cash used in financing activities for the nine-month period end December 31, 2008 of $4.9 million consisted of debt payments, including the reduction in the outstanding balance on the lines of credit. The $4.2 million reduction in the line of credit balance primarily reflects the timing of cash receipts and disbursements. Available cash is used to reduce the line of credit balance, and the available cash can fluctuate significantly on a daily basis. During the nine-month period ended December 31, 2007, the Company raised $12.4 million in cash through a private placement of its common stock. A significant portion of the proceeds from the private placement and the disposal of the Florida and Colorado HHE locations were used to pay down outstanding debt.
If the Company sells assets, other than inventory in the ordinary course of business, it is required to use a portion of the proceeds to pay down the outstanding JANA debt. Specifically, the Company must remit to JANA 50% of the net proceeds on the sale of assets up to $10 million and 75% of the net proceeds to the extent that the aggregate net proceeds exceed $10 million. JANA waived this requirement as it related to the sale of the Company’s HHE business in San Fernando, California on January 6, 2009 as more fully described in “Note 3 – Discontinued Operations”.
Net accounts receivable were $24 million at December 31, 2008 compared to $24.7 million at March 31, 2008. The Services and HHE segments account for 84% and 10%, respectively, of total accounts receivable at December 31, 2008 compared to 80% and 17% at March 31, 2008.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the nine-month period ended December 31, 2008 was as follows:

Medicare	7%
Medicaid/other government	22%
Commercial Insurance	14%
Institution/Facilities	37%
Private Pay	20%

100%

In order for the Company and its subsidiaries to receive reimbursement from Medicare for goods and services provided, appropriate provider numbers and billing codes must be maintained and active. As part of its need to update information required to keep these provider numbers and billing codes active, the Company submits information to the Centers for Medicare and Medicaid Services (“CMS”). During the CMS review process, the Company has from time to time experienced temporary deactivation of some provider numbers and/or billing codes needed to obtain timely reimbursement from Medicare. The temporary deactivation has resulted in a delay in reimbursement, which impacts the Company’s cash collections. Generally, the Company obtains reimbursement retroactive to the date of deactivation. However, there is some risk that revenues recognized during the deactivation period may not ultimately be reimbursed. The delayed cash collection can adversely impact the Company’s short-term liquidity. As of December 31, 2008, there were no amounts subject to reimbursement delays.
Recent Accounting Pronouncements
Please see Note 1 – Description of Company and Significant Accounting Policies of this Report for recent accounting pronouncements that may have an impact on the Company’s financial statements.

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
As of December 31, 2008, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2008, and the additional Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.
Due to our operating losses during recent fiscal years, our stock could be at risk of being delisted by the NYSE Alternext.
Our stock currently trades on the NYSE Alternext US, LLC (the “NYSE Alternext”), which is the successor to the American Stock Exchange). The NYSE Alternext, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the NYSE Alternext (i) the financial condition and/or operating results of an issuer of stock listed on the NYSE Alternext appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the NYSE Alternext inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of NYSE Alternext, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the NYSE Alternext will consider suspending dealings in, or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the NYSE Alternext deems such action to be appropriate. The aggregate market value of our stock has been significantly higher than the Amex’s delisting thresholds for market value. However, we have sustained net losses and our stock has been trading at relatively low prices. Therefore our stock may be at risk of delisting by the NYSE Alternext. The delisting of our common stock by the NYSE Alternext would adversely affect the price and liquidity of our common stock.
The price of our common stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our Company.
The market price of our common stock, like that of the securities of many other companies with limited operating history and public float, has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The closing price of our common stock, as quoted by NYSE Alternext (as successor to the American Stock Exchange) beginning July 3, 2006 through February 5, 2009, has fluctuated from a low of $0.15 to a high of $3.50. From February 5, 2009 to February 5, 2009, our common stock has fluctuated from a low of $0.15 to a high of $1.23. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.

To finance acquisitions made as part of our growth strategy, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business.
We acquired Arcadia Services, Inc. and SSAC, LLC (d/b/a) Arcadia Rx on May 10, 2004 and have acquired approximately 30 additional companies since that time. We incurred substantial debt to finance these acquisitions. This debt has been reduced periodically through capital infusions. As of December 31, 2008, the current portion of our debt, including lines of credit and capital lease obligations, totaled $34.9 million, while the long-term portion of our debt totaled approximately $2.0 million, for a total of approximately $36.9 million. This level of debt could have consequences to holders of our common stock. Below are some of the material potential consequences resulting from this amount of debt:
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
We will need to pay or refinance a significant portion our outstanding indebtedness at or prior to its maturity in 2009.
A large portion of the Company’s senior and subordinated debt mature between October 1, 2009 and December 31, 2009, and we will be required to repay or refinance this debt as it matures. We may not be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, and any of such eventualities could cause us to default on our obligations, impair our liquidity and restrict our ability to continue our operations as currently conducted and to compete in the future. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could materially adversely affect our results of operations and financial condition. Under those circumstances, we would have to take appropriate action including restructuring or reorganizing all or a portion of our indebtedness, deferring payments on our debt, selling assets, incurring additional debt or issuing additional equity or taking other actions.
The adverse capital and credit market conditions could affect our liquidity.
Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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
In July 2008, the Unites States Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). Among other things, MIPPA (1) terminates contracts awarded in the first round of competitive bidding; (2) delays the first round of competitive bidding until 2009 and requires changes to the program be adopted prior to its re-implementation; (3) delays the second round of competitive bidding to after 2011; (4) retains the 36 month cap on reimbursement for oxygen equipment rentals, but deletes the requirement that title to such equipment be transferred to the patient at that time; and (5) implements effective January 1, 2009 a 9.5% reduction in reimbursement for certain HHE items supplied anywhere in the United States. On October 30, 2008, CMS announced that providers would be reimbursed for providing one in-home routine maintenance and servicing visit for oxygen concentrators every nine months, beginning nine months after the end of the 36 month rental period. This rule will be in effect for calendar year 2009 and CMS is soliciting comments about whether such payments should continue after 2009.
These changes will reduce reimbursement levels for certain HHE equipment, which will adversely impact revenues and margins starting in the fourth quarter of fiscal 2009. While these changes are not expected to have a material adverse change on the net revenues, operating income and cash flows of the Company as a whole in fiscal 2009 as compared to fiscal 2008, the impact of these (and possible future) legislative changes will have a negative impact on the net revenues, operating income and cash flow of the HHE segment, starting in January 2009 and continuing into future periods. Recently, the Company has initiated several cost reduction measures to partially offset the impact of these changes. These actions include: exiting the unprofitable direct supply of inhaled medications in November 2008; closing, consolidating and restructuring certain operating locations and activities; changes in billings and claims processing resulting in substantial cost reductions; changing the business’s approach to CPAP supply replenishment to increase sales and reduce fulfillment costs; implementing a more aggressive and systematic approach to cost reduction from the HHE supply base; and headcount and overhead reductions. While the Company believes these actions will substantially offset the adverse effects on Medicare reimbursement, the timing of these savings may not coincide with the reductions in revenue and additional actions may be required. These initiatives, if successful, will mitigate the impact of these changes on the net revenues and margins realized in the Company’s HHE segment, but additional actions may be required. Moreover, until such time that the competitive bid program is implemented, bids are awarded in the applicable CBA’s and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of MIPPA nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries in one or more of the markets we currently serve.

We have granted stock options to certain management employees and directors as compensation, which may depress our stock price and result in dilution to our common security holders.
As of December 31, 2008, options to purchase approximately 3.7 million shares of our common stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved).
On January 27, 2009, the Board of Directors approved an amendment to the Plan (the “Amendment”) to provide the granting of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5% of the Company’s authorized shares of common stock as of the date the Amendment is approved by the stockholders of the Company. The Board also granted an aggregate of 2,253,334 options to certain officers of the Company, the vesting and exercise of which are subject in all respects to approval of the Amendment by the Company’s stockholders at their next annual or special meeting.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On February 9, 2009, the Board of Directors appointed Steven L. Zeller as Chief Operating Officer of the Company. Mr. Zeller was previously the Executive Vice President of Operations.
On February 9, 2009, the Board approved modifications in the duties and responsibilities assigned to John J. Brady and to Cathy Sparling such that neither person will meet the criteria of being an “executive officer” for purposes of Item 401(b) of Regulation S-K and will no longer meet the reporting obligations of Section 16(a) if the Securities Act of 1934, as amended.

Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 9, 2009	By:	/s/ Marvin R. Richardson

Marvin R. Richardson
Chief Executive Officer
(Principal Executive Officer) and Director

February 9, 2009	By:	/s/ Matthew R. Middendorf

Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 001-32935.

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