Form 10-K
period 2009-03-31
ARCADIA RESOURCES, INC
filed 2009-07-14
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2009
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
Name of each exchange on which securities are registered: American Stock Exchange
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2008 based on $0.22 per share (the last reported sale price of our Common Stock quoted on the NYSE Amex Exchange), was approximately $24 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. This determination of affiliate status is not necessarily a determination for other purposes.
As of July 13, 2009, the Registrant had 161,255,000 shares of Common Stock outstanding.
Documents incorporated by reference:
     Portions of the definitive Proxy Statement for the Registrant’s fiscal 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end on March 31, 2009 are incorporated by reference into Part III of this Report.

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
Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries and when we refer to 2009, 2008 and 2007, we mean the twelve month period then ended March 31 of those respective years, unless otherwise provided.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing, if necessary, and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows and the current, on-going credit crisis; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable especially during the current, on-going economic recession; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) the ability of our management team to successfully pursue our business plan; and (14) other unforeseen events that may impact our business.
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

Part I
ITEM 1. BUSINESS
Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare. In May 2009, the Company disposed of its Home Health Equipment (“HHE”) and its industrial staffing businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 70 facilities located in 21 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.
Prior to May 2004, the Company was named Critical Home Care, Inc. (“CHC”). On May 10, 2004, RKDA, Inc., which as of March 31, 2009 is a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., completed a reverse acquisition with CHC. RKDA, Inc. was the accounting acquirer and is now the reporting entity for financial reporting purposes. On November 16, 2004, Arcadia Resources, Inc. changed its name from “Critical Home Care, Inc.” to “Arcadia Resources, Inc.”.
Recent Events
The Company implemented several elements of its strategic plan during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010. As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included under Item 8 of this report, these recent events have resulted in several previous lines of business being reported as discontinued operations.
These recent events include:
On March 25, 2009, the Company restructured $24 million in debt owed to JANA Master Fund, Ltd. (“JANA”) and Vicis Capital Master Fund (“Vicis”) to extend the maturity of this debt from 2009 to April 2012. In conjunction with this debt restructuring, the Company secured additional debt financing of approximately $3.0 million. As part of these transactions, JANA and Vicis exercised and/or cancelled certain common stock purchase warrants and were issued additional shares of common stock. The debt restructuring and associated transactions are summarized in the Company’s report on Form 8-K filed March 31, 2009.
On May 19, 2009, the Company completed the sale of its HHE business in two separate transactions. The net proceeds of these sales were approximately $11 million, of which $7.1 million of cash was received at close. $4.1 million of the proceeds were used to repay existing long-term indebtedness and the remaining proceeds will be used by the Company for general corporate purposes. These transactions are summarized in the Company’s report on Form 8-K filed May 21, 2009. The HHE business, which made up the majority of the Company’s previously reported HHE business segment, is classified as a discontinued operation for purposes of the 2009 fiscal year results and results for prior periods have been restated consistent with this treatment.
On May 29, 2009, the Company completed the sale of its industrial staffing business for $250,000 plus a portion of the future earnings of the business. The sale of this business is discussed in Note 3 to the Consolidated Financial Statements included under Item 8 of this report. The industrial staffing business’s financial results have previously been reported as part of the Services segment. As a result of the sale, this business has been classified as a discontinued operation for purposes of the 2009 fiscal year results and results for prior periods have been restated consistent with this treatment.
On June 11, 2009, the Company completed the sale of its JASCORP retail pharmacy software assets for $2.2 million. The sale of these assets is discussed in Note 3 to the Consolidated Financial Statements included under Item 8 of this report. The retail pharmacy software business’s financial results have previously been reported as part of the Pharmacy segment. As a result of the sale, this business has been classified as a discontinued operation for purposes of the 2009 fiscal year results and results for prior periods have been restated consistent with this treatment.
On July 13, 2009, Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from

October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The advance formula, which determines the amount that the Company can borrow at any point in time and is based on eligible accounts receivable, remained the same. The amended agreement requires the Company to maintain a deposit account with a minimum balance of $500,000. ASI agreed to the following financial covenants: tangible effective net worth of $2 million as of June 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million.
Business Strategy
The events described in the “Recent Events” section have been implemented as part of an on-going plan to refocus the Company’s lines of business, restructure debt and provide funding to grow the remaining Services and Pharmacy businesses as discussed below. As a result of the events described above, the Company currently has three reportable business segments – Services, Pharmacy, and Catalog. The former “Home Health Equipment” segment, which included the Company’s HHE business, is no longer a business segment of the Company and is treated as a discontinued operation for purposes of the financial statements, as more fully discussed below. The Company continues to operate its home-health oriented products catalog/on-line business. This business was previously included in the HHE segment.
The key elements of the Company’s on-going business strategy are:
     Business line focus. During the past two years, the Company has refocused its business strategy to support its overall vision of “Keeping People at Home and Healthier Longer”. Population demographics, the projected demand for home health care and the need for more effective management of medication for targeted groups are key drivers behind this strategic focus. The Company provides an array of health care services and products that fulfill these market needs. These services and products include home care services, specialty pharmacy services and medication management services.
     Brand strategy. The Company has adopted the Arcadia HealthCare service mark to better reflect its strategic focus on the health care market. The Company is investing in the promotion of the Arcadia HealthCare service mark as well as the DailyMed™ medication management brand in the health care markets.
     Organic growth and selective acquisitions. The Company is focused on organic growth of its home care services, medical staffing and specialty pharmacy businesses. With the launch of its proprietary DailyMed™ medication management system, the Company believes it will experience the largest organic growth (both in percentage and revenue terms) in the Pharmacy business segment. In addition to organic growth, the Company will consider acquisition opportunities in the specialty pharmacy and home care markets, as capital availability permits.
     Pharmacy growth plan. The Company has developed an aggressive growth plan for its DailyMed pharmacy business. The DailyMed program offers significant compliance, medication safety and cost reduction opportunities for end users and at-risk payors. The Company has identified key channels to market and the strategies and resources needed to implement its sales plans in each of these segments.
     Leverage back office/IT systems and services. The Company provides payroll, billing, credit and collection, finance, human resources, compliance and other support services for the Services segment from a centralized location in Southfield, Michigan. The goal of these centralized services is to provide a standardized operating platform, enhance productivity and operating efficiency, and leverage the transactional volume of the businesses to provide a cost-effective support structure. For the Services segment, the business utilizes a proprietary information technology system across all locations. The system allows scheduling of caregivers to be done efficiently and provides for flexibility and customization of billing formats for our customers. In light of the sale of the HHE business, the centralized billing and back office support center in Rossville, Indiana will be closed after a transition period to wrap up its activities related to the former HHE segment.
     Reduction of SG&A expense. The Company is focused on reducing its overall level of selling, general and administrative (“SG&A”) expense as a percentage of consolidated net revenue. During the past two years, the Company has implemented several actions designed to reduce SG&A expense, including exiting unprofitable business lines, reducing headcount (including the size of its senior management group), closing and consolidating executive and support offices, and reducing legal fees. The Company constantly evaluates further cost reduction opportunities. In light of the asset sales noted above, the revenue of the Company has been reduced and the scope of its activities has been narrowed. As a result, management is evaluating further reductions in SG&A expenses, principally at the corporate level, to bring these expenses more in line with the size and scope of current business operations.

     Centralized management with local delivery of products and services. The Company’s Executive Committee includes the Chief Financial Officer and Chief Operating Officer and is chaired by the President/Chief Executive Officer. The Executive Committee oversees all day-to-day aspects of the Company’s business including the establishment of operational policies and procedures. Subject to the review and approval of the Company’s Board of Directors, the Executive Committee sets the strategic direction for each business segment and establishes appropriate financial targets and controls. However, the strategies for delivery of the Company’s services and products are done at a business segment and local market level through more than 65 offices. Regional/local managers are given responsibility for tailoring their service and product mix in each office to meet the needs of the regional and local customers they serve.
Our Operating Segments
As indicated above, the Company’s services and products are organized into three complementary segments. These segments and their service and product offerings are discussed in more detail below.
     Services segment. The Services segment provides home care and medical staffing services across the United States. Operated principally through ASI, this segment is a national provider of home care services, including: skilled and personal care; and medical staffing services to numerous types of acute care and sub-acute care medical facilities. The Services segment provides nurses, home care aides, homemakers and companions to home care clients. It provides nurses and various allied health professionals to medical facilities. The medical staffing business provides per diem, local contract and travel staffing services to its customers.
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
The sales activities for this segment is carried out by company-owned offices and by affiliate offices nationwide. The Company has a diverse customer base and payor mix. We work with referral sources to demonstrate our ability to provide high quality, cost-effective services. These referral sources include physicians, case managers, medical social workers and hospital discharge planners. We also sell directly to facilities, managed care organizations and other providers. The Company serviced more than 37,000 clients in fiscal 2009. No single client accounted for more than 10% of the Company’s consolidated net revenue in fiscal 2009.
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
     Pharmacy segment. The Pharmacy segment markets, sells, packages and distributes the Company’s DailyMed™ medication management system, which was acquired as part of its purchase of PrairieStone Pharmacy, LLC in February 2007. DailyMed™ transfers a patient’s prescriptions, over-the-counter medications and vitamins and organizes them into pre-sorted 30-day supply packages marked with the date and time each dosage should be taken. A registered pharmacist reviews the entire medication profile at the time a patient is enrolled and prior to each monthly shipment. DailyMed™ is aimed at reducing medication errors, improving medication compliance and ultimately lowering the cost of health care for its target customers. DailyMed™ products and services are marketed and sold through several channels. These include: contracts with managed care providers and others responsible for managing the health care costs of the targeted population; selling to existing and prospective customers of our Services segment; and direct-to-consumer campaigns. The Company plans to invest in DailyMed™ as the need for improved systems for medication management creates growth opportunities for this segment.
Numerous companies provide products and services in the pharmacy industry. These companies include community-based retail pharmacies, some of whom operate on a national level and independents operating from a small number of locations; long-term care pharmacies, who provide pharmacy products and services to long-term care facilities such as assisted living and skilled nursing facilities; mail order pharmacies who provide 30 to 90 days’ supply of products by mail to retail customers; and providers of medication therapy management services. The Company believes it has a unique competitive position. The Company has integrated various aspects of pharmacy products and services offered by some of these competitors into a system for providing an enhanced system of medication management.
     Catalog segment. Previously included in the HHE segment, the Company also operates a home-health oriented products catalog/on-line business to sell ambulatory and mobility products, respiratory products, daily living aids, bathroom safety products and bathroom/home modification products. We market these products via direct mail and through our e-commerce website. In March 2005, the Company and Sears, Roebuck and Co. executed a licensing agreement which allows the Company to sell similar merchandise for their www.sears.com and mail order catalog businesses. Virtually all of the catalog/on-line home products business is paid privately by the customer.
Segment Financial Information
Financial information about the segments can be found in Item 7 of this Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements included under Item 8 of this Report.
Government Regulation and Compliance
Our health care-related businesses are subject to extensive government regulation. The federal government and all states in which we currently operate (or intend to operate) regulate various aspects of our health-care related businesses. In particular, our operations are subject to numerous laws: (a) requiring licensing and approvals to conduct certain activities; (b) targeting the prevention of fraud and abuse; and (c) regulating reimbursement under various government-funded programs. Our locations are subject to laws governing, among other things, pharmacies, nursing services, and certain types of home care.
The marketing, billing, documentation and other practices of health care companies are subject to periodic review by regional insurance carriers and various government agencies. These reviews include on-site audits, records reviews and investigations of complaints. Violations of federal and state regulations can result in criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.
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
Invoicing, Billing and Accounts Receivable Management
The Company performs most of its accounts receivable management at a national billing center covering the Services segment. The Company also maintains a billing center for its Pharmacy segment at its Indianapolis, Indiana pharmacy facility. Each of these billing centers has unique information systems, experienced billing personnel and established credit and collection procedures to support their business segments. Third-party reimbursement is a detailed and complicated process that requires knowledge of and compliance with regulatory, contractual and billing processing issues. The majority of our business is invoiced at the time of service. Accurate billing and successful collections are a key to our business plan.

Employees
The Company employs full-time management and administrative employees throughout the United States. In addition, the Company employs a variety of field staff, including health care professionals and caregivers to service the needs of our customers. As of March 31, 2009, the Company had 376 full-time or part-time management and administrative employees and employed approximately 4,000 field employees. Subsequent to the divestitures that occurred between March 31, 2009 and June 11, 2009, the Company had 270 full-time or part-time management and administrative employees. We have no unionized employees and do not have any collective bargaining agreements. We believe our relationships with our employees are good.
Supply
We purchase supplies from various vendors. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.
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
Due to our operating losses during recent fiscal years, our stock could be at risk of being delisted by the NYSE Amex Equities Exchange.
Our stock currently trades on the NYSE Amex Equities Exchange (“Amex”). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in, or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. The aggregate market value of our stock has been significantly higher than the Amex’s delisting thresholds for market value. However, we have sustained net losses and our stock has been trading at relatively low prices. Therefore our stock may be at risk of delisting by the Amex. Such delisting would adversely affect the price and liquidity of our common stock.
To finance previous acquisitions, the Company incurred significant debt which must be repaid. Our debt level could adversely affect our financial health and affect our ability to run our business.
We have previously incurred substantial debt to finance acquisitions. This debt has been reduced periodically through capital infusions and repayment following the sale of certain non-strategic businesses. As of March 31, 2009, the current portion of our debt, including lines of credit and capital lease obligations, totaled $1.3 million, while the long-term portion of our debt totaled approximately $37.9 million, for a total of approximately $39.2 million. In May and June 2009 and subsequent to certain asset divestitures, the Company used $6.0 million of net proceeds to pay down outstanding debt and related accrued interest. This level of debt could have consequences to holders of our common stock. Below are some of the material potential consequences resulting from this amount of debt:
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
Due to our debt level, our history of operating losses and negative cash flows, and the current credit crisis, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital, funding early-stage strategies and ongoing business operations, or acquisitions.
As of March 31, 2009, we have total outstanding long-term obligations (lines of credit, notes payable and capital lease obligations) of $39.2 million. In May and June 2009 and subsequent to certain asset divestitures, the Company used $6.0 million of net proceeds to pay down outstanding debt and related accrued interest. Due to our debt level and the current credit crisis, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital, funding our early-stage pharmacy product and patient care services and home care staffing business strategies, making acquisitions and for other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the need to revise management’s business plan for fiscal 2010 that depends on improvements in profitability and a disciplined approach to cash management, to the modification or abandonment of these strategies.
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The terms of the new credit facility are set forth in Note 7 — “Lines of Credit” to the Consolidated Financial Statements included under Item 8 of this report.
The terms of our credit agreements with various lenders subject us to the risk of foreclosure on certain property.
Our wholly-owned subsidiary RKDA, Inc. granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of its wholly-owned subsidiary Arcadia Services, Inc. Arcadia Services, Inc. and its subsidiaries granted Comerica security interests in all of their assets. Wholly-owned PraireStone Pharmacy, LLC and its subsidiaries granted AmerisourceBergen Corporation (“ABDC”) a security interest in certain of their assets, and consistent with the terms of the financing agreements with

JANA, Vicis and LSP, PrairieStone will work to provide these lenders a subordinated security interest in its assets. If an event of default occurs under the applicable credit agreements, each lender may, at its option, accelerate the maturity of the debt and exercise its respective right to foreclose on the issued and outstanding capital stock and/or on all of the assets of Arcadia Services, Inc. and its subsidiaries, and/or PraireStone Pharmacy, LLC and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.
In June 2009, the Company used the net proceeds from the divestiture of its retail pharmacy business to pay off the balance of the remaining ABDC debt. In the future the Company will continue to maintain certain smaller debt balances with ABDC, and the two entities have agreed to revisit the appropriate security interest.
In order to repay our debt obligations, as well as to pursue our growth strategies, we may seek additional equity financing, which could result in dilution to our security holders.
The Company may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. The Company also plans to continue to expand product and service offerings. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.
To the extent we do not generate funds from operations or raise adequate funds from the equity markets, we would need to seek additional debt financing or modify or abandon our growth strategy.
We raised $3.0 million in additional debt financing in March 2009. In addition, through the sale of various non-strategic assets in May and June 2009, we generated $9.1 million in additional cash, $6.0 million of which was used to repay indebtedness. The Company’s cash on hand, combined with presently available lines of credit, may not be adequate to satisfy our cash needs. To the extent that we are unsuccessful in raising funds from operations, from the equity markets or through the possible additional divestitures of certain businesses, we will need to seek additional financing. In this event, as discussed above in connection with our lines of credit availability, we may need to modify or abandon our growth strategies. Higher financing costs or modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
Because the Company is dependent on key management, the loss of the services or advice of any of these persons could have a material adverse effect on our business and prospects.
The success of the Company is dependent on its ability to attract and retain qualified and experienced management and personnel. We do not presently maintain key person life insurance for any of our personnel. There can be no assurance that the Company will be able to attract and retain key personnel in the future, and the Company’s inability to do so could have a material adverse effect on us. Our management team will need to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.
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
We have a number of contractual arrangements with governmental programs and private insurers, although no individual arrangement accounted for more than 10% of our net revenues for the fiscal years ended March 31, 2009, 2008 or 2007. Nevertheless, sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives may reduce our revenues, thereby harming our performance.
In the U.S., healthcare providers and consumers who purchase home care services, prescription drug products and related products and services generally rely on third party payers to reimburse all or part of the cost of the healthcare product or service. For the Company, such third party payers include Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products or services is clinically useful and cost-effective, medically necessary and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and services. Third party payers are increasingly attempting to contain the costs of healthcare products and services by limiting both coverage and the level of reimbursement for new and existing products and services. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop.
We could be subject to severe fines and possible exclusion from participation in federal and state healthcare programs if we fail to comply with the laws and regulations applicable to our business or if those laws and regulations change.
Certain of the healthcare-related products and services offered by the Company are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between our Company and physicians and other referral sources are subject to governmental regulations. Government officials and the public will continue to debate healthcare reform and regulation. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a material impact on our business and results of operations.

The markets in which we operate are highly competitive and we may be unable to compete successfully against competitors with greater resources.
The Company competes in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could harm our net revenue and results of operations. Many of the Company’s competitors and potential competitors relative to the Company’s products and services, including but not limited to the Company’s early-stage pharmacy products and services business, have more capital, substantial marketing, and technical resources than does the Company. These competitors and potential competitors include large drugstore chains, pharmacy benefits managers, on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMO’s or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than the Company to emerging market changes or changes in customer needs. In addition, certain of our competitors may have or may obtain significantly greater financial and marketing resources than we may have. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or clients. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our mail order pharmacy and related businesses.
The failure to implement the Company’s business strategy may result in our inability to be profitable and adversely impact the value of our common stock.
The Company continues to pursue an aggressive business strategy focused on growth in our established home care staffing business, and our early-stage business model based on rapid growth of our pharmacy operations. We believe that the failure to successfully implement these strategies may result in our inability to be profitable, because our business plan is premised in part on capitalizing on the economies of scale presented by spreading our cost structure over a rapidly growing and larger revenue base.
We cannot predict the impact that registration of shares may have on the price of the Company’s shares of common stock.
We cannot predict the impact, if any, that sales of, or the availability for sale of, shares of our common stock by selling security holders pursuant to a prospectus or otherwise will have on the market price of our securities prevailing from time to time. The possibility that substantial amounts of our common stock might enter the public market could adversely affect the prevailing market price of our common stock and could impair our ability to fund acquisitions or to raise capital in the future through the sales of securities. Sales of substantial amounts of our securities, including shares issued upon the exercise of options or warrants, or the perception that such sales could occur, could adversely effect prevailing market prices for our securities.
The price of our common stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our Company.
The market price of our common stock has fluctuated over a wide range, and it is likely that it will continue to do so in the future. The closing price of our common stock, as quoted by the NYSE Amex has fluctuated from a low of $0.18 to a high of $0.77 between April 1, 2008 and June 15, 2009. Since the reverse merger in May 2004, our stock price has been as high as $3.49 per share. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of the Company’s securities. Due to the volatility of the price of our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our Company or earn a return on an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, our Company would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
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
The exercise of common stock warrants and stock options may depress our stock price and may result in dilution to our common security holders.
Approximately 6.1 million warrants to purchase 6.1 million shares of our common stock are issued and outstanding as of March 31, 2009. The market price of our common stock is above the exercise price of some of the outstanding warrants; therefore, holders of those securities are likely to exercise their warrants and sell the common stock acquired upon exercise of such warrants in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will incur dilution. The exercise price of all common stock warrants is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
As of March 31, 2009, options to purchase approximately 3.8 million shares of our common stock were issued and outstanding. On August 18, 2006, the Board of Directors approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), which was subsequently approved by the security holders on September 26, 2006. The Plan allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of the Company’s authorized shares of common stock as of the date the Plan was approved). The market price of our common stock is above the exercise price of some of the outstanding options; therefore, holders of those securities are likely to exercise their options and sell the common stock acquired upon exercise of such options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common security holders will incur dilution. The exercise price of all common stock options is subject to adjustment upon stock dividends, splits and combinations, as well as anti-dilution adjustments as set forth in the option agreement.
The Company’s Board of Directors has approved an amendment to the Plan increasing the number of shares authorized to be issued under the Plan to 5.0% of the Company’s authorized shares, or 10 million shares. This amendment is subject to approval of the Company’s common stockholders, which approval will be sought at the next Annual Meeting of Shareholders. If approved, the Plan would permit the issuance of additional shares of restricted stock or stock options.
Following approval of the amendment of the Plan, the Board of Directors granted 2,253,334 options to certain executives.  In the event shareholder approval of the amendment to the Plan is not received at the next special or annual meeting of the Company’s shareholders, these option grants shall be terminated and voided. These options are in addition to those described above.
We are dependent on our affiliated agencies and our internal sales force to sell our services and products, the loss of which could adversely affect our business.
We rely upon our affiliated agencies and our internal sales force to sell our staffing and home care services and our internal sales force to sell our pharmacy products and services. Arcadia Services’ affiliated agencies are owner-operated businesses. The office locations maintained by our affiliated agencies are listed on the Company’s website. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which state performance requirements of the affiliated agencies. Our affiliated agencies and internal sales force operate in particular defined geographic regions. Our employees provide the services to our customers and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents, which could cause our operating costs to increase and our sales to fall in the interim.
We have a history of operating losses and negative cash flow that may continue into the foreseeable future.
We have a history of operating losses and negative cash flow. While the Company has achieved positive cash flow from operations in recent quarters, which was partially due to deferring certain interest amounts, net cash flows has been negative, and the Company continues to follow a very disciplined approach to cash management. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and could adversely affect our ability to meet the financial covenants contained in our credit agreement with our financial institution. Further, if we continue to incur operating losses and negative cash flow, we may have to implement significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will also need to, among other things, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
We may not be able to meet the financial covenants contained in our credit facilities, and we may not be able to obtain waivers for such violations.
Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. We were not in compliance with certain financial covenants under our Comerica Bank and AmerisourceBergen lines of credit as of March 31, 2008, but we received waivers from both lenders. If there are future covenant violations, and we do not receive a waiver for such future covenant violations, then our lenders could declare a default under the applicable credit facility and, among other actions, increase our borrowing costs and demand the immediate repayment of the applicable credit facility. If such demand is made and we are unable to refinance the applicable credit facility or obtain an alternative source of financing, such demand for repayment could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
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
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The financial covenants associated with this line of credit are described in Note 7 — “Lines of Credit” to the Consolidated Financial Statements included under Item 8 of this report.
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
Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.
We dispense significant volumes of brand-name and generic drugs from our Pharmacy business, which will be a significant basis for our net revenues and profitability. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.
The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business.

We are dependent on our infrastructure, including our information systems, for many aspects of our business operations, particularly our pharmacy operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data and we must maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
Our corporate headquarters and administrative support offices are located in Indianapolis, Indiana and Southfield, Michigan, respectively. We operate on a national basis with a presence in 21 states and approximately 70 locations. All facilities are leased and have lease expiration dates ranging from 2009 to 2014. As we continue to grow DailyMed™, we anticipate the need for additional facilities to meet future demand. As of March 31, 2009, we have two material operating leases which include our corporate headquarters and the Southfield, Michigan administrative support offices.
We do not own any real estate.
ITEM 3. LEGAL PROCEEDINGS
We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the quarter ended March 31, 2009.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are currently quoted on the NYSE Amex Exchange (“NYSE Amex”) under the symbol “KAD.” Prior to July 3, 2006, shares of our common stock were quoted on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices for our common stock for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. There is no established public trading market for any of our warrants, options or any other securities.

	Fiscal Year Ended March 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$0.50	$0.53	$0.57	$0.77
Low	$0.23	$0.18	$0.19	$0.56

	Fiscal Year Ended March 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$1.30	$2.34	$1.24	$2.05
Low	$0.46	$0.73	$0.61	$1.08
There is no established market for our warrants to purchase common stock. The Company’s warrants are not quoted by NYSE Amex, nor are they listed on any exchange. We do not expect our warrants to be quoted by the NYSE Amex or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of our warrants.
There are 307 record holders of our common stock as of June 1, 2009. The number of record holders of our common stock excludes an estimate of the number of beneficial owners of common stock held in street name, totaling approximately 89.6 million shares. The transfer agent and registrar for our common stock is National City Bank, 629 Euclid Avenue, Suite 635, Cleveland, Ohio 44114 (216-222-2537).
We have never paid cash dividends on our common shares, and we do not anticipate that we will pay dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements, debt agreement restrictions and other factors as our Board may deem relevant at that time.
The information presented in Item 9B of this Report pertaining to sales of unregistered equity securities is incorporated herein by this reference. The information presented in Item 12 of this Report regarding compensation plans under which equity securities of the Company are authorized for issuance is incorporated herein by this reference.
Stock Performance Graph
The following graph compares the percentage change in the cumulative total shareholder return on the Company’ Common Stock during the period beginning November 28, 2003 and ending March 31, 2009 with the American Stock Exchange Composite index, a peer group index comprised of the following companies: Almost family, Inc., Amedysis, Inc., Genitiva Health services, Inc., LHC Group, Inc., Omnicare, Inc., and Pharmerica Corp. The stock prices shown are historical and do not determine future performance.

	3/04	3/05	3/06	3/07	3/08	3/09
Arcadia Resources Inc	100.00	453.49	730.23	460.47	200.00	100.14
AMEX Composite	100.00	117.87	167.11	192.30	212.81	124.61
Peer Group	100.00	84.72	125.03	104.76	63.98	69.03

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated summary financial data is set forth in the table below. Results for the period from April 1, 2004 to May 9, 2004 are those of Arcadia Services, Inc. and its subsidiaries presented on a consolidated basis (i.e., the Predecessor entity). Results for periods after May 10, 2004 are those of the Successor entity subsequent to the reverse merger transaction as described below. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
The “Predecessor” entity is Arcadia Services, Inc. and its subsidiaries. On May 7, 2004, RKDA acquired Arcadia Services, Inc. This acquisition, which preceded the RKDA reverse merger, was accounted for as a purchase transaction. The “Successor” entity is the combined company resulting from the RKDA reverse merger, including “old” Critical Home Care, Inc., RKDA, Arcadia Services and its subsidiaries, Arcadia RX and all other entities purchased subsequent to the reverse merger through March 31, 2009.

(In thousands, except per share data)

	Successor					Predecessor
					Period
					from May	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	10, 2004 to	April 1, 2004
	March 31,	March 31,	March 31,	March 31,	March 31,	to May 9,
	2009	2008	2007	2006	2005	2004

Revenues, net	$106,132	$104,819	$106,125	$99,100	$75,030	$9,487
Cost of revenues	74,370	74,230	74,709	69,956	53,564	6,906

Gross profit	31,762	30,589	31,416	29,144	21,466	2,581
Selling, general and administrative expenses	40,483	37,976	35,645	29,996	25,478	2,102
Depreciation and amortization	2,016	1,860	1,673	1,667	1,117	—
Goodwill and intangible asset impairment	23,511	—	—	—	—	16

Operating income (loss)	(34,248)	(9,247)	(5,902)	(2,519)	(5,129)	463
Total other expenses (income)	8,634	4,446	3,572	2,457	2,087	—

Income (loss) from continuing operations before income taxes	(42,882)	(13,693)	(9,474)	(4,976)	(7,216)	463
Current income tax expense	122	535	138	119	186	—

Income (loss) from continuing operations	(43,004)	(14,228)	(9,612)	(5,095)	(7,402)	463

Discontinued operations:
Loss from discontinued operations	(2,208)	(6,781)	(34,160)	384	(495)	—
Net loss on disposal	(1,258)	(2,389)	—	—	—	—

	(3,466)	(9,170)	(34,160)	384	(495)	—

NET INCOME (LOSS)	$(46,470)	$(23,398)	$(43,772)	$(4,711)	$(7,897)	$463

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.32)	$(0.12)	$(0.11)	$(0.06)	$(0.10)	$0.49
Loss from discontinued operations	(0.03)	(0.07)	(0.37)	—	(0.01)	—

	$(0.35)	$(0.19)	$(0.48)	$(0.06)	$(0.11)	$0.49

Weighted average number of basic and diluted common shares outstanding	134,583	122,828	91,433	83,834	72,456	948

	Successor
	2009	2008	2007	2006	2005

Balance Sheet Data (excluding assets/liabilities of discontinued operations):
Total current assets	$19,679	$25,295	$24,345	$22,036	$18,829
Working capital	10,150	18,648	(9,505)	13,790	6,292
Total assets	47,935	76,565	82,985	51,008	37,616

Total long-term debt, including current maturities	38,936	38,735	44,044	14,619	16,616
Total liabilities	47,373	44,937	54,466	22,529	22,098
Total stockholders’ equity	9,833	49,797	54,084	57,044	25,522

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Concerning Forward-Looking Statements
The MD&A should be read in conjunction with the other sections of this Report, including the consolidated financial statements and notes thereto beginning on page 48 of this report and the subsection captioned “Statements Regarding Forward-Looking Information” above. Historical results set forth in Selected Consolidated Financial Information and the Financial Statements beginning on page F-3 and this section should not be taken as indicative of our future operations.
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
Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries and when we refer to 2009, 2008 and 2007, we mean the twelve month period then ended March 31 of the respective year, unless otherwise provided.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to (1) our ability to compete with our competitors; (2) our ability to obtain additional debt or equity financing, if necessary, and/or to restructure existing indebtedness, which may be difficult due to our history of operating losses and negative cash flows and the current, on-going credit crisis; (3) the ability of our affiliated agencies to effectively market and sell our services and products; (4) our ability to procure product inventory for resale; (5) our ability to recruit and retain temporary workers for placement with our customers; (6) the timely collection of our accounts receivable especially during the current, on-going economic recession; (7) our ability to attract and retain key management employees; (8) our ability to timely develop new services and products and enhance existing services and products; (9) our ability to execute and implement our growth strategy; (10) the impact of governmental regulations; (11) marketing risks; (12) our ability to adapt to economic, political and regulatory conditions affecting the health care industry; (13) the ability of our management team to successfully pursue our business plan; and (14) other unforeseen events that may impact our business. Also, please see the Risk Factors outlined earlier in this Form 10-K.
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
Identified below are some of the more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see “Note 1 – Description of Company and Significant Accounting Policies” in the notes to the consolidated financial statements.

Revenue Recognition
In general, the Company recognizes revenue when all revenue recognition criteria are met, which typically is when:
•	Evidence of an arrangement exists;

•	Services have been provided or goods have been delivered;

•	The price is fixed or determinable; and

•	Collection is reasonably assured.
Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on sales prices established with the client or its insurer prior to delivery.
Allowance for Doubtful Accounts
The Company reviews its accounts receivable balances on a periodic basis. Accounts receivable have been reduced by the estimated allowance for doubtful accounts.
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
Goodwill and Intangible Assets
The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is tested for impairment annually in the fourth quarter and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value.
The Company assesses goodwill related to reporting units for impairment and writes down the carrying amount of goodwill as required. As of March 31, 2009, the Company had three distinct reporting units included in continuing operations: Services, Pharmacy and Catalog. The Company had three additional reporting units included in discontinued operations: HHE, Industrial Staffing and Pharmacy Software. Each reporting unit represents a distinct business unit that offers different products and services. Segment management monitors each unit separately.
SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the estimated fair value of each reporting unit to its carrying value. The Company determines the estimated fair value of each reporting unit using a combination of the income approach and the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenues or earnings for comparable companies or expected sales prices for the reporting units held for sale. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company is required to perform the second step to determine the implied fair value of the reporting unit’s goodwill and compares it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference.
SFAS No. 142 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized over their useful lives and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
The income approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units.
Acquired finite-lived intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customer relationships (depending on the type of business purchased)	5 to 15 years
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

Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008
Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2009	2008

Revenues, net	$106,132	$104,819
Cost of revenues	74,370	74,230

Gross profit	31,762	30,589

Selling, general and administrative expenses	40,483	37,976
Depreciation and amortization	2,016	1,860
Goodwill and intangible asset impairment	23,511	—

Total operating expenses	66,010	39,836

Operating loss	(34,248)	(9,247)
Other expenses	8,634	4,446

Net loss before income tax expense	(42,882)	(13,693)
Income tax expense	122	535

Net loss from continuing operations	$(43,004)	$(14,228)

Weighted average number of shares — basic and diluted	134,583	122,828
Net loss from continuing operations per share — basic and diluted	$(0.32)	$(0.12)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profits by segment for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$97,537	91.9%	$96,589	92.2%	$948	1.0%
Pharmacy	6,019	5.7%	5,071	4.8%	948	18.7%
Catalog	2,576	2.4%	3,159	3.0%	(583)	-18.5%

	106,132	100.0%	104,819	100.0%	1,313	1.3%

Cost of revenues:
Services	67,779		68,395		(616)	-0.9%
Pharmacy	4,997		3,905		1,092	28.0%
Catalog	1,594		1,930		(336)	-17.4%

	74,370		74,230		140	0.2%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	29,758	30.5%	28,194	29.2%	1,564	5.5%
Pharmacy	1,022	17.0%	1,166	23.0%	(144)	-12.3%
Catalog	982	38.1%	1,229	38.9%	(247)	-20.1%

	$31,762	29.9%	$30,589	29.2%	$1,173	3.8%

The following table summarizes the components of the Services segment revenues for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Home care	$69,204	71.0%	$63,050	65.3%	$6,154	9.8%
Medical staffing	18,779	19.3%	21,370	22.1%	(2,591)	-12.1%
Travel staffing	9,554	9.7%	12,169	12.6%	(2,615)	-21.5%

Total Services	$97,537	100.0%	$96,589	100.0%	$948	1.0%

Services Segment
The Services segment remains the largest source of revenue for the Company. During fiscal 2009, home care revenues increased approximately 10% over the same period a year ago. A majority of this increase represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.
The growth in home care revenues was approximately offset by significant year-over-year declines in revenue in the medical staffing and travel staffing markets, which declined by approximately 12% and 22%, respectively, as compared with the prior year. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand, including lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements.
Gross margins in the Services segment increased from 29.2% in fiscal 2008 to 30.5% in fiscal 2009. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense. The year-over-year improvement in gross margins was driven primarily by two factors. The first was a reduction in workers’ compensation expense, reflecting the success of the Company’s on-going efforts to control and reduce these costs through improved training, timelier reporting and investigation of claims, and reduced administrative costs. The second factor was the increased mix of home care revenue as a percentage of sales, with margins in this market being significantly higher than gross margins in medical and travel staffing.
Pharmacy Segment
The revenue in the Pharmacy segment increased by 18.7% during fiscal 2009 compared to fiscal 2008 primarily due to its DailyMed™ programs. During the third and fourth quarters of fiscal 2009, revenue generated from the Company’s DailyMed™ medication management program began to increase at a more rapid pace than in previous quarters, and the Company continues to pursue additional opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care customers and in direct-to-consumer initiatives. The Company expects these growth trends to continue during fiscal 2010 and beyond. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed™ program. Pharmacy revenue in fiscal 2008 included $641,000 of revenue for retail pharmacy management services. No such revenue was generated in fiscal 2009.
The costs of revenue in the Pharmacy segment include the cost of medications sold to clients and packaging costs for the DailyMed™ proprietary dispensing system. The reduction in the gross margin percentage from 23% in fiscal 2008 to 17% in fiscal 2009 was primarily due to the change in revenue mix. Specifically, the pharmacy management services revenue generated in fiscal 2008 had nominal costs of revenue associated with it.

Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business were previously included as part of the HHE business segment. Catalog business sales decreased from $3,159,000 in fiscal 2008 to $2,576,000 in fiscal 2009. The 18.5% decrease in revenue is consistent the Company’s change in approach, which began in mid-2008, with the goal of becoming more profitable in part by printing and with fewer catalogs to a more targeted audience. The cost of revenue remained relatively consistent at 38.1% in fiscal 2009 compared to 38.9% in fiscal 2008.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	SG&A	2008	SG&A	(Decrease)	(Decrease)

Services	$25,194	62.2%	$25,061	66.0%	$133	0.5%
Pharmacy	4,522	11.2%	2,379	6.2%	2,143	90.1%
Catalog	1,130	2.8%	1,551	4.1%	(421)	-27.1%
Corporate	9,637	23.8%	8,985	23.7%	652	7.3%

	$40,483	100.0%	$37,976	100.0%	$2,507	(6.6%)

SG&A as a % of net revenue	38.1%		36.2%
Services Segment
The Services segment selling, general and administrative expense increased slightly to $25,194,000 for fiscal 2009 compared to $25,061,000 for fiscal 2008. The Carolina Care, LLC acquisition in April 2008 contributed an additional $400,000 of total expenses during fiscal 2009. In addition, the increase reflects an increase in bad debt expense of $749,000 approximately offset by a decrease in the commissions paid to the affiliate agencies of $892,000. The bad debt expense for the prior year was lower than normal due to some temporary improvements in the aging of accounts receivable. The bad debt expense for the current year reflects a more typical pattern of collection experience. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations for fiscal 2009 compared to the prior year.
Pharmacy Segment
The increase in the Pharmacy segment selling, general and administrative expense from $2,379,000 in fiscal 2008 to $4,522,000 in fiscal 2009 was due to the following:
•	The Company’s investment in the infrastructure and additional employees necessary to support the expected growth in the Pharmacy segment. Management anticipates the Pharmacy SG&A as a percentage of revenue to decrease moving forward as the additional investments in infrastructure decrease.

•	The Company consolidated its Paducah, Kentucky pharmacy operations into its new Indianapolis, Indiana pharmacy during the fiscal quarter ended December 31, 2008. During the transition period, both pharmacies were open for approximately two months. The Company incurred severance costs associated with the ultimate closure of the Paducah location. The Company incurred approximately $500,000 in expenses relating to the wind down of the Paducah pharmacy and the severance costs.
Catalog Segment
The Catalog segment selling, general and administrative expense decreased by $421,000, or 27.1%, in fiscal 2009 compared to the prior year. This decrease was due to a decrease in catalog production and mailing costs as the Company changed its approach in an attempt to increase profitability by printing and sending fewer catalogs to a more targeted audience.

Corporate
None of the Corporate selling, general and administrative expenses were allocated to the discontinued operations.
The $652,000 increase in Corporate selling, general and administrative expense during fiscal 2009 was due to the following:
•	A change in the classification of certain employees who were previously included in the Services segment to Corporate. Historically, employees in the Southfield, Michigan location supported the Services segment almost exclusively. During fiscal 2008, the Company centralized many of its corporate functions in Southfield, Michigan, and these employees now support the entire organization. Beginning in fiscal 2009, the Company began to more accurately separate and record these corporate functions from the segment specific functions; and

•	Beginning in fiscal 2009, Corporate absorbed all insurance expense in a effort to consolidate and review all policies. During fiscal 2008, insurance expense was charged to the various segments. This resulted in a $936,000 increase in Corporate SG&A expenses. On a consolidated basis, insurance expense increased by approximately $200,000 in fiscal 2009.
These increases were partially offset by the following:
•	In the third quarter of fiscal 2008, the Company hired an in-house legal counsel, and since this hiring, the Company’s legal fees have decreased significantly. Additionally, audit fees and fees relating to Sarbanes-Oxley requirements decreased due to the reduced audit requirements when the Company became a non-accelerated filer in fiscal 2009. In the aggregate, professional fees decreased by approximately $1,033,000 during fiscal 2009.

•	The reduction of equity compensation expense. During the fiscal 2008 second quarter, the Company recognized approximately $700,000 relating to the vesting of certain stock options consistent with the former CEO’s separation agreement executed in July 2007. The expense did not repeat in fiscal 2009.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)

Depreciation and amortization of property and equipment	$1,066	$732	334	45.6%
Amortization of acquired intangible assets	950	1,128	(178)	-15.8%

Depreciation and amortization — operating expense	$2,016	$1,860	$156	8.4%

Depreciation and amortization of property and equipment increased by approximately $334,000, or 45.6%, during the year ended March 31, 2009 compared to the prior year. This increase reflects the increase in depreciation associated with various software and computer equipment acquired over the last two years.
Amortization of acquired intangible assets decreased by $178,000, or 15.8%, during the year ended March 31, 2009. The decrease reflects the decrease in the amortization associated with customer relationships. The Company primarily uses the economic benefit method of amortizing intangible assets, which attempts to match the amortization expense with the anticipated economic benefit of the asset as determined at the time of the acquisition. The estimated economic benefit typically decreases as more time passes since the acquisition. As such, the corresponding amortization expense also decreases.
As discussed below, the Company wrote off $9,483,000 in acquired amortizable intangible assets during the fiscal fourth quarter of 2009. This will significantly reduce the amortization expense in future years.

Goodwill and Intangible Asset Impairment
No goodwill or intangible asset impairment expense was recognized in continuing operations during fiscal 2008. The following summarizes the goodwill and intangible asset impairment expense for fiscal 2009:

		Acquired
		Intangible
	Goodwill	Assets	Total

Pharmacy	$13,217	$9,402	$22,619
Catalog	811	81	892

Goodwill and intangible asset impairment — total	$14,028	$9,483	$23,511

Goodwill is tested for impairment at least annually in the fourth quarter after the annual forecasting process is completed.
Based on the impairment analysis performed as of March 31, 2009, the Company recognized a Pharmacy goodwill impairment charge of $13,217,000. The Pharmacy business has evolved since the PrairieStone acquisition in February 2007, and it is now primarily focused on its DailyMed offering. While management believes that the growth potential for this business unit is significant, it is difficult to project future revenue and cash flow streams based on historic performance. As such, management determined that an impairment charge was appropriate. The fair value of the reporting unit was estimated using the expected present value of future cash flows. In conjunction with the goodwill impairment, the Company recognized an impairment expense relating to the Pharmacy segment’s customer relationships of $9,402,000.
Within the Catalog business unit, operating profits and cash flows for the years ended March 31, 2009 and 2008 were lower than expected. Management continues to explore various alternative strategies for this business, but the expected future cash flows was not adequate to support the fair value of either the remaining customer relationship balance or the goodwill, both of which were reduced to $0 at March 31, 2009.
Interest Expense and Income
The following table summarizes interest expense and income for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)

Interest expense	$4,123	$4,395	$(272)	-6.2%
Interest income	(51)	(78)	27	-34.6%

	$4,072	$4,317	$(245)	-5.7%

The average interest bearing liabilities balance (balance as of each quarter end during the fiscal year and the beginning year balance divided by five) for fiscal 2009 was $37.9 million compared to $39.0 million for fiscal 2008, which represents a reduction of 2.9%. The decrease in interest expense during the current year was due to the reduction in interest-bearing liabilities as well as a reduction in the interest rates on certain borrowings. Interest income for both fiscal 2009 and 2008 was nominal as the Company uses available cash to reduce the outstanding balance on its working capital line of credit.

Loss on Extinguishment of Debt
The following table summarizes the components of the loss on extinguishment of debt for the fiscal year ended March 31 (in thousands):

2009
JANA/Vicis debt refinancing — value of equity	$3,769
Write off of remaining debt discount	470
AmerisourceBergen line of credit amendment	248

Loss on extinguishment of debt — total	$4,487

In conjunction with the March 25, 2009 debt refinancing with JANA and Vicis, the Company recognized $3,769,000 as a loss on extinguishment of debt. The Company issued 6,056,4999 shares of common stock valued at $2,059,000 to the lenders as consideration for providing the additional financing and extending the maturity date of the previously existing debt. The Company also exchanged 4,683,111 warrants held by two of the lenders (Vicis and Jana) for 5,616,444 shares of common stock and the incremental fair value was determined to be $1,145,000. Concurrent with the debt refinancing, the holders of the warrants issued in conjunction with the May 2007 private placement transaction agreed to exchange a total of 2,754,726 warrants for 2,754,726 shares of common stock with an incremental fair value of $565,000.
On March 31, 2008, the Company entered into a $5,000,000 note payable agreement with Vicis, which had a corresponding debt discount of $1,202,000. In conjunction with the March 25, 2009 debt refinancing with Jana and Vicis, the remaining debt discount of $470,000 was charged to loss on extinguishment of debt.
On June 5, 2008, the Company issued AmerisourceBergen 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The fair value of the warrants was determined to be $248,000 and was recorded as a loss on extinguishment of debt.
Income Taxes
Income tax expense was $122,000 for the year ended March 31, 2009 compared to $535,000 for the year ended March 31, 2008, a decrease of $413,000. This income tax reduction is primarily the result of adjusting the March 31, 2008 accrued state income tax liabilities for the State of Michigan as a result of a change in the method of taxation for businesses effective January 1, 2008. Previous to this change, the expense related to the Single Business Tax (“SBT”) was primarily a tax on compensation. The cost of revenues for the Services segment is primarily compensation and, as such, the SBT expense was included in the cost of revenues. Effective January 1, 2008, the expenses associated with the new Michigan Business Tax were recorded in the Income Tax line item due to its primary taxation on income as opposed to compensation.
Due to the Company’s losses in recent years, it has paid nominal federal income taxes. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assets of $32 million to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $59.2 million that expires at various dates through 2029. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Loss from Discontinued Operations
HHE Operations
In October 2008, the Company recognized $696,000 in additional loss on the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon”), which was divested of in September 2007. See Note 9 — “Stockholders’ Equity” for a more detailed discussion of this transaction.
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were $503,000, less fees of $24,000. $126,000 of the purchase price is to be held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivables for services provided prior to January 2009.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. $475,000 of the purchase price is to be held by the buyer to cover the Company’s contingent obligations. The entities sold represented the Southeast region of the Company’s HHE business.
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price is to be held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009.
Based on the combined sales price of the HHE business, the Company recorded an impairment charge of $540,000 in the fourth quarter of fiscal 2009.
The net loss for the HHE discontinued operations was $352,000, and an additional loss on the disposal of discontinued operations of $1,258,000 was recorded.
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management compay to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less estimated fees of $100,000. $220,000 of the purchase price was held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operates the retail pharmacy software business that the Company acquired in September 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer that provides the Company the right to use the software for internal purposes.
The net loss for the Pharmacy discontinued operations was $65,000.
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which will be paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1.6 million. Such payments, if any, will be recorded as additional gains when earned. The Company retained all accounts receivable for services provided prior to May 29, 2009.
The net loss for the Industrial Staffing discontinued operations was $1,791,000.

In addition to the HHE operations, industrial staffing operations and retail pharmacy software business, the loss from discontinued operations for fiscal 2008 includes the retail Sears operations, Clinics operations, retail Wal-Mart operations and Florida pharmacy operations, all of which were discontinued during fiscal 2008. The total loss from discontinued operations for fiscal 2008 was $9,170,000. This loss included the loss from the discontinued operations of $6,781,000 and the net loss on disposal of $2,389,000.
Fiscal Year Ended March 31, 2008 Compared to the Fiscal Year Ended March 31, 2007
Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2008	2007

Revenues, net	$104,819	$106,125
Cost of revenues	74,230	74,709

Gross profit	30,589	31,416

Selling, general and administrative expenses	37,976	35,645
Depreciation and amortization	1,860	1,673

Total operating expenses	39,836	37,318

Operating loss	(9,247)	(5,902)
Other expenses	4,446	3,572

Net loss before income tax expense	(13,693)	(9,474)
Income tax expense	535	138

Net loss from continuing operations	$(14,228)	$(9,612)

Weighted average number of shares — basic and diluted	122,828	91,433
Net loss from continuing operations per share — basic and diluted	$(0.12)	$(0.11)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profits by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Revenues, net:
Services	$96,589	92.2%	$99,261	93.6%	$(2,672)	-2.7%
Pharmacy	5,071	4.8%	3,638	3.4%	1,433	39.4%
Catalog	3,159	3.0%	3,226	3.0%	(67)	-2.1%

	104,819	100.0%	106,125	100.0%	(1,306)	-1.2%

Cost of revenues:
Services	68,395		71,049		(2,654)	-3.7%
Pharmacy	3,905		2,136		1,769	82.8%
Catalog	1,930		1,524		406	26.6%

	74,230		74,709		(479)	-0.6%

		Gross		Gross
		Margin%		Margin%
Gross margins:
Services	28,194	29.2%	28,212	28.4%	(18)	-0.1%
Pharmacy	1,166	23.0%	1,502	41.3%	(336)	-22.4%
Catalog	1,229	38.9%	1,702	52.8%	(473)	-27.8%

	$30,589	29.2%	$31,416	29.6%	$(827)	-2.6%

The following table summarizes the components of the Services segment revenues for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)

Home care	$63,050	65.3%	$59,950	60.4%	$3,100	5.2%
Medical staffing	21,370	22.1%	28,120	28.3%	(6,750)	-24.0%
Travel staffing	12,169	12.6%	11,191	11.3%	978	8.7%

Total Services	$96,589	100.0%	$99,261	100.0%	$(2,672)	-2.7%

Services Segment
The Services revenue decreased by $2,672,000, or 2.7%, in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to the significant decline in the overall market for per diem medical staffing. The gross margins in the Services segment remained relatively flat.
Pharmacy Segment
The Pharmacy revenue increased by $1,433,000, or 39.4%, in fiscal 2008 compared to fiscal 2007. The increase was due to the fiscal year ended March 31, 2008 including a full year of operations from our PraireStone acquisition, which was acquired in February 2007. The decrease in gross margins was due to a change in the mix of products and customer types subsequent to the PrairieStone acquisition.

Catalog Segment
Catalog revenue for fiscal 2008 of $3,159,000 remained fairly consistent with fiscal 2007 revenue of $3,226,000. The gross margin percentage decreased from 52.8% in fiscal 2007 to 38.9% in fiscal 2008 primarily due to a change in the mix of the products sold.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2008	SG&A	2007	SG&A	(Decrease)	(Decrease)

Services	$25,061	66.0%	$24,776	69.5%	$285	1.2%
Pharmacy	2,379	6.3%	518	1.5%	1,861	359.3%
Catalog	1,551	4.0%	1,639	4.6%	(88)	-5.4%
Corporate	8,985	23.7%	8,712	24.4%	273	3.1%

	$37,976	100.0%	$35,645	100.0%	$2,331	6.5%

SG&A as a % of net revenue	36.2%		33.6%
Services Segment
The increase in the Services segment selling, general and administrative expense was due to the increase in employee costs subsequent to the closure of the Orlando, Florida administrative support office in November 2007 as certain functions were transferred to the Services administrative support office in Southfield, Michigan.
Pharmacy Segment
The increase in the Pharmacy segment selling, general and administrative expense reflects the full year of expenses subsequent to the PrairieStone acquisition in February 2007. The increase also highlights the Company’s investment in the infrastructure necessary to support the anticipated growth in the Pharmacy segment.
Catalog Segment
Catalog selling, general and administrative expense of $1,551,000 in fiscal 2008 remained approximately consistent with the fiscal 2007 expense of $1,639,000.
Corporate
None of the Corporate selling, general and administrative expenses were allocated to the discontinued operations.
The increase in Corporate selling, general and administrative expense was due to an increase in equity compensation and certain professional fees partially offset by a decrease in employee costs and legal fees. In fiscal 2008, the Company recognized $700,000 relating to the vesting of stock options held by the former CEO consistent with his severance arrangement. The increase in professional fees reflects the fact that a significant amount of the audit and Sarbanes-Oxley 404 administration costs associated with fiscal 2007 were incurred and expensed during the first quarter of fiscal 2008. The decrease in employee costs was due to reductions in costs subsequent to the closure of the Orlando, Florida administrative support office in November 2007. Legal fees decreased subsequent to hiring an in-house general counsel in the second quarter of fiscal 2008.

Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)

Depreciation and amortization of property and equipment	$732	$353	379	107.4%
Amortization of acquired intangible assets	1,128	1,320	(192)	-14.5%

Depreciation and amortization — total	$1,860	$1,673	$187	11.2%

Depreciation and amortization of property and equipment increased by $379,000 during the year ended March 31, 2008 compared to the prior year. This increase reflects the depreciation associated with the software and equipment acquired in conjunction with the PrairieStone acquisition as well as the new ERP software which the Company converted to in late fiscal 2007. Software has a relatively short depreciable life.
Amortization of acquired intangible assets decreased by $192,000 during the year ended March 31, 2008. The Company primarily uses the economic benefit method of amortizing intangible assets, which attempts to match the amortization expense with the anticipated economic benefit of the asset as determined at the time of the acquisition. The estimated economic benefit typically decreases as more time passes since the acquisition. As such, the corresponding amortization expense also decreases. During fiscal 2008, the increase in amortization expense associated with the PrairieStone acquisition in February 2007 was more than offset by the reduced amortization expense associated with earlier acquisitions within the Services segment.
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
Loss from Discontinued Operations
The loss from discontinued operations for the year ended March 31, 2008 was $9,170,000. This loss included the loss from the discontinued operations of $6,781,000 and the net loss on disposal of $2,389,000. The loss from discontinued operations for the year ended March 31, 2007 was $34,160,000. The Company recognized a $20 million impairment charge within the HHE segment in fiscal 2007 and no similar charge in fiscal 2008. This was the reason for the significant reduction in the loss year over year.
Liquidity and Capital Resources
Since fiscal 2008, a new management team has been focused on the implementation of a new board approved strategic plan designed to focus on expanding certain core businesses; restructuring the Company’s long-term debt; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; and establishing a more disciplined approach to cash management. To date, management has made progress in each of these areas as discussed below.
On March 25, 2009, the Company restructured $24 million of debt with its two largest equity holders and received an additional $3 million in debt financing as part of the transaction. The debt maturity was extended through April 1, 2012, and the Company will continue to have the option to add the accrued interest to the principal balance on a quarterly basis. The debt agreements include a formula for splitting the cash proceeds upon the sale of assets. Specifically, the first $2 million in proceeds are to be retained by the Company. The next $5 million in proceeds are then paid to the lenders as provided in the promissory notes. After these amounts are paid, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders.
On July 13, 2009, Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The advance formula, which determines the amount that the Company can borrow at any point in time and is based on eligible accounts receivable, will remain the same. The amended agreement requires the Company to maintain a deposit account with a minimum balance of $500,000. ASI agreed to the following financial covenants: tangible effective net worth of $2 million as of June 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million.
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,154,000 in cash proceeds at the closings. In addition to the cash proceeds received at closing, the transactions included holdback provisions for an additional $1,475,000 in cash, which is to be released over the next 18 months assuming certain criteria are met. Consistent with the terms of the debt agreements described above, the Company paid certain lenders a total of $3,941,000 from the cash proceeds to reduce outstanding debt. The Company plans to use the cash received upon the release of the holdback amounts to further reduce debt. The Company also paid AmerisourceBergen $1,980,000 from the proceeds of the pharmacy software business divestiture in order to pay off the outstanding line of credit balance. Cash proceeds received at the closings, net of fees, less amounts used to pay down debt totaled $2,629,000.
The Company has expanded revenues in the Pharmacy segment over the last two quarters of fiscal 2009 and has seen a 10% year over year increase in Home Care revenue. Management believes that it will make further progress with implementing its strategic plan in fiscal 2010. The Company believes that its focus on two core businesses will enable it to realize operational improvements in both the Services and Pharmacy segments. These planned operational improvements include growth in Home Care revenues, growth in DailyMed revenues, improved gross margins in the Pharmacy segment and more efficient operation of its pharmacy facilities as the DailyMed volumes grow. In addition to these operational improvements, the Company intends to make significant further reductions in corporate SG&A expense in order to bring these expenses more in line with current and projected revenues.
With these operational improvements and expense reductions, the Company believes that its available cash, coupled with existing credit facilities, will provide sufficient funding to support its business requirements during the upcoming year. Moreover, with the Company’s reduced debt levels (described above), improved performance and its focus on two core business platforms, management believes that it would be able to raise additional capital to support operating cash requirements and to fund investment in growth opportunities. This capital could be in the form of debt financing, private equity placements and/or investments in its core business platforms by strategic business partners. At the same time, because of normal fluctuations in the timing of the Company’s cash receipts and disbursements, management is focused on disciplined management of its cash flow. While management believes it will successfully manage its cash requirements within the resources available to the Company, management has several alternative strategies for dealing with temporary cash shortfalls or for raising additional capital to strategically pursue growth opportunities. However, no assurance can be made that the Company can raise additional financings on favorable terms or at all nor whether it can successfully manage its cash requirements.
The following summarizes the Company’s cash flows for all operations for the fiscal years ended March 31, (in thousands):

	2009	2008	2007

Net loss	$(46,470)	$(23,398)	$(43,772)
Net cash provided by (used in) operating activities	778	(7,121)	(13,779)
Net cash provided by (used in) investing activities	(1,286)	4,000	(15,867)
Net cash provided by (used in) financing activities	(4,321)	6,478	32,110
Net change in cash and cash equivalents	(4,829)	3,357	2,464
Cash and cash equivalents, end of year	1,522	6,351	2,994
Availability under line of credit agreement	$2,945	$—	$1,107
At March 31, 2009, the Company had $4,467,000 in cash and line of credit availability (prior to the July 2009 Comerica Bank debt amendment as described above) compared to $6,351,000 at March 31, 2008, a decrease of $1,884,000. The line of credit balance fluctuates based on working capital needs. The reduction in cash plus line of credit availability reflects the decrease in cash due to investing and financing activities, as more fully described below, as well as a reduction in the line of credit availability. The line of credit availability is based on the eligible accounts receivable within the Services segment, and as the Service segment revenues decreased, its receivables and borrowing base decreased as well.
Net cash provided by (used in) operating activities was $778,000 and ($7,121,000) for the years ended March 31, 2009 and 2008, respectively. The improvement in cash flows from operations was primarily due to reductions in costs of revenue and administrative expenses, in both the continuing and discontinued operations.
Cash used in investing activities for fiscal 2009 of $1,286,000 included $675,000 of cash paid for acquisitions in the Services segment, $670,000 in proceeds from business disposals and $1,281,000 of capital expenditures. The $675,000 used for business acquisitions includes $274,000 for current year acquisitions while the remaining $401,000 represents payments associated with acquisitions made in previous periods. Proceeds from business disposals includes the proceeds from the sale of the California HHE operations in January 2009 of $314,000 and a final payment of $356,000 relating to the sale of its Florida HHE operations during fiscal 2008. Cash provided by investing activities for fiscal 2008 included $5,781,000 received upon the sale of the Florida and Colorado HHE operations, offset by $507,000 of cash used for acquisitions, primarily the $384,000 used to purchase JASCORP, LLC in July 2007. Capital expenditures for fiscal 2008 of $1,274,000 were consistent with fiscal 2009 capital expenditures.
Cash used in financing activities for fiscal 2009 consisted of a $6,416,000 reduction in the outstanding line of credit balance and $705,000 in principal payments on outstanding notes payable and capital leases. The reduction in the line of credit balance primarily reflects the timing of cash receipts and disbursements. Available cash is used to reduce the line of credit balance, and the available cash can fluctuate significantly on a daily basis. In March 2009, the Company secured an additional $3,000,000 in debt financing. During fiscal 2008, the Company raised $12,442,000 in cash through a private placement of its common stock. A significant portion of the proceeds from the private placement and the disposal of the Florida and Colorado HHE locations was used to pay down outstanding debt.
As of March 31, 2009, the Company had total long-term obligations of $39,193,000, of which $18,035,000 was payable to JANA and $7,882,000 was payable to Vicis. Both JANA and Vicis own greater than 15% of the Company’s outstanding common stock. Additionally, the Company had outstanding balances of $9,126,000 and $2,200,000 due to Comerica Bank and AmerisourceBergen Drug Corporation, respectively.
Between March 31, 2009 and May 31, 2009, the Company divested of its HHE operations and industrial staffing operations. The Company received total cash proceeds during this time period of $7,174,000, of which $3,941,000 was used to reduce the outstanding balances due JANA and Vicis consistent with the terms of the debt agreements entered into on March 25, 2009.

On June 11, 2009, the Company divested of its retail pharmacy software business and received total cash proceeds at the time of closing of $1,980,000. These proceeds were used to pay off the outstanding line of credit balance with AmerisourceBergen.
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%.
Net accounts receivable were $15,679,000 at March 31, 2009 compared to $16,093,000 at March 31, 2008. The Services segment account for 95% and 98% at March 31, 2009 and 2008, respectively.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the year ended March 31, 2009 was as follows:

Medicare	0%
Medicaid/other government	28%
Commercial insurance	15%
Institution/facilities	35%
Private pay	22%
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
As of March 31, 2009, the Company had contractual obligations, in the form of non-cancelable debt and lease agreements, as follows (in thousands):

	Payments due by period
					More
		Less than			than 5
	Total	1 year	1 - 3 years	3 -5 years	years

Operating leases	$3,123	$1,063	$1,172	$770	$118
Capital leases	96	47	49	—	—
Long-term obligations	27,514	596	—	26,918	—
Lines of credit	11,326	437	10,889	—	—
Interest	9,609	3,027	6,582	—	—

Total	$51,668	$5,170	$18,692	$27,688	$118

On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank to extend the maturity of the working capital line of credit from October 2009 to August 2011. The balance due to Comerica Bank at March 31, 2009 of $9,126,000 is included in the “1-3 years” category, reflecting this extension.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (fiscal 2010), and for interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated financial statements.
Fair Value Hierarchy. SFAS No. 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008, resulting in no impact on its consolidated financial statements.
In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP No. 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. 142-3 on its consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement should not have a significant impact on the Company’s financial statements.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”).  FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.
In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.”  (“FSP No. SFAS 142-3”).  FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.   In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The impact of adopting SFAS No. 160 will be dependent on the structure of future business combinations or partnerships that the Company may pursue after its effective date.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.
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
The financial statements follow Item 15 beginning at page F-3.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
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

As of March 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of March 31, 2009.
A material weakness in internal control is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements, will not be prevented or detected on a timely basis.” In connection with the assessment described above, management identified the following control deficiency that represents a material weakness at March 31, 2009:
At the end of the fiscal year and subsequent to the fiscal year end, we encountered a series of non-routine transactions that complicated the timely and accurate completion of certain technical accounting issues during our financial reporting processes, including the restructuring of our debt financing, accounting for discontinued operations, and changes to projections associated with our goodwill impairment valuation.  These transactions required significant levels of effort on behalf of our financial reporting staff.  In some cases, these transactions required our staff to interpret and apply technical accounting standards beyond those we typically deal with under more normal circumstances.  The intersection of these transactions was unique and impacted our ability to validate the application of technical accounting requirements on a timely basis resulting in a number of issues that needed to be resolved during the year-end financial close process.   Accordingly, we have concluded that a material weakness in internal control existed as of March 31, 2009.
As a result of the material weakness described above, management has concluded that, as of March 31, 2009, the Company did not maintain effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in conformity with generally accepted accounting principles.
We have not included an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our board of directors, audit committee, and audit committee financial expert is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” in our definitive Proxy Statement to be filed in connection with our fiscal 2010 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part III, Item 11 of this Report under the heading “Executive Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.
Executive Officers
The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of March 31, 2009:

Name	Age	Position(s)	Served as Officer Since

Marvin R. Richardson	52	President and Chief Executive Officer	February 2007
Matthew R. Middendorf	39	Chief Financial Officer, Secretary and Treasurer	February 2008
Steven L. Zeller	52	Chief Operating Officer	September 2007
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
Matthew R. Middendorf, Chief Financial Officer, Secretary and Treasurer, joined the Company in February 2008 as Chief Financial Officer. Mr. Middendorf previously served as a consultant to the Company, providing day-to-day financial and accounting support to the Interim CFO and working on special projects for the CEO. He has responsibility for internal and external reporting, planning and analysis, and corporate and business unit accounting. Mr. Middendorf formerly served as the Corporate Controller and Director of Financial Reporting for Workstream, Inc., a publicly-traded software company. He worked in public accounting for more than a decade, most recently with Grant Thornton in its Seattle office; and, has significant experience working with mid-size companies in the technology, healthcare and banking industries. Mr. Middendorf holds a Bachelor of Science Degree in Accountancy from the University of Illinois and passed the CPA Exam in 1992.

Steve L. Zeller, Chief Operating Officer, joined the Company in September 2007 as part of the Executive Committee. Mr. Zeller is responsible for the Company’s home care, home health equipment and products, medical staffing and non-medical staffing businesses. From 2006 to September 2007, Mr. Zeller was President of BestCare Travel Staffing, LLC, an Arcadia affiliate providing travel nursing and allied health services, a position he continues to hold. Prior to becoming an Arcadia affiliate in 2006, Mr. Zeller served as a division president for SPX Corporation from 2003 to 2005 and was employed for 18 years at Cummins, Inc., where he last served as Vice President and Managing Director for a European-headquartered power generation subsidiary. He received his Juris Doctor degree from Indiana University in 1981 where he graduated Summa Cum Laude, and received a B.A. in Economics from The College of William and Mary in 1978.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our fiscal 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our fiscal 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the caption “Fees Paid to Independent Registered Auditors” in our definitive Proxy Statement to be filed in connection with our fiscal 2009 Annual Meeting of Stockholders and such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2009 and 2008

Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule I – Consolidated Financial Information of Registrant

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

July 14, 2009	By:	/s/ Marvin R. Richardson Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and a Director

July 14, 2009	By:	/s/ Matthew R. Middendorf Matthew R. Middendorf
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2009	By:	/s/ Marvin R. Richardson Marvin R. Richardson
President, Chief Executive Officer and Director

July 14, 2009	By:	/s/ John T. Thornton John T. Thornton
Director

July 14, 2009	By:	/s/ Peter A. Brusca, M.D. Peter A. Brusca, M.D.
Director

July 14, 2009	By:	/s/ Joseph Mauriello Joseph Mauriello
Director

July 14, 2009	By:	/s/ Russell T. Lund, III Russell T. Lund, III
Director

July 14, 2009	By:	/s/ Daniel Eisenstadt Daniel Eisenstadt
Director

Exhibit Index
The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed October 2, 2006)

3.2	Amended and Restated Bylaws of Arcadia Resources, Inc. (Nov. 5, 2008) (incorporated by reference to Exhibit 3.2 of Form 10-Q filed on November 6, 2008)

4.1	Form of Regulation D Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed on May 24, 2004)

4.2	Class A Warrant issued to John E. Elliott, II (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 24, 2004)

4.3	Class A Warrant issued to Lawrence Kuhnert (incorporated by reference to Exhibit 4.3 of Form 8-K filed on May 24, 2004)

4.4	John E. Elliot, II and Lawrence Kuhnert Registration Rights Agreement, dated May 7, 2004 (incorporated by reference to Exhibit 4.6 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.5	Form Note Purchase Agreement (incorporated by reference to Exhibit 4.7 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.6	Cleveland Overseas Settlement Agreement, dated June 16, 2004 (incorporated by reference to Exhibit 4.11 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.7	Cleveland Overseas Warrant for Purchase of 100,000 Shares of Common Stock (incorporated by reference to Exhibit 4.12 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.8	Cleveland Overseas Registration Rights Agreement, dated February 28, 2003 (incorporated by reference to Exhibit 4.13 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.9	Stephen Garchik Option to Acquire 500,000 Shares, dated February 3, 2004, between Critical Home Care, Inc. and Jana Master Fund, Ltd. (incorporated by reference to Exhibit 4.14 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.10	Stephen Garchik Registration Rights Agreement, dated February 3, 2004 (incorporated by reference to Exhibit 4.15 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.11	Global Asset Management Settlement Agreement which includes provision regarding registration rights (to be filed by amendment) (incorporated by reference to Exhibit 4.16 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.12	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (incorporated by reference to Exhibit 4.17 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.13	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (incorporated by reference to Exhibit 4.18 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.14	Form of Regulation D Registration Rights Agreement (incorporated by reference to Exhibit 4.19 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

4.15	Form of stock purchase agreement (incorporated by reference to Exhibit 4.1 of Form 8-K/A filed on May 2, 2005)

4.16	Warrant Purchase and Registration Rights Agreement dated September 26, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 30, 2005)

4.17	Warrant Purchase and Registration Rights Agreement dated September 28, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 30, 2005)

4.18	Form of B-1 Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed on September 30, 2005)

4.19	Form of B-2 Warrant (incorporated by reference to Exhibit 4.4 of Form 8-K filed on September 30, 2005)

4.20	Private Stock Purchase Agreement SICAV 1 dated November 28, 2005 (incorporated by reference to Exhibit 4.1 of Form 10-Q on February 14, 2006)

4.21	Private Stock Purchase Agreement SICAV 2 dated November 28, 2005 (incorporated by reference to Exhibit 4.2 of Form 10-Q on February 14, 2006)

Exhibit
Number	Description of Exhibit
4.22	Master Exchange Agreement among JANA Master Fund, Ltd., Vicis Capital Master Fund, LSP Partners, LP and Arcadia Resources, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 31, 2009)

4.23	JANA Master Fund, Ltd. Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 31, 2009)

4.24	Vicis Capital Master Fund Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 31, 2009)

4.25	LSP Partners, LP Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 31, 2009)

4.26	Assignment and Assumption Agreement among JANA Master Fund, Ltd., Vicis Capital Master Fund, LSP Partners, LP and Arcadia Resources, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.5 of Form 8-K filed on March 31, 2009)

9.1	Form of Voting Agreement (incorporated by reference to Exhibit 9.1 of Form 8-K filed on May 24, 2004)

10.1	2006 Equity Incentive Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A on August 28, 2006)

10.2	Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 24, 2004)

10.3	Stock Purchase Agreement dated as of May 7, 2004 by and among RKDA, Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and W. Andrew Wright (incorporated by reference to Exhibit 2.3 of Form 8-K filed on May 24, 2004)

10.4	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan Neuman & Nathan P.C. (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 24, 2004)

10.5	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II (incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 24, 2004)

10.6	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (incorporated by reference to Exhibit 10.8 of Form 8-K filed on May 24, 2004)

10.7	Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC (incorporated by reference to Exhibit 10.9 of Form 8-K filed on May 24, 2004)

10.8	Lease of City Center Office Park—South Building (incorporated by reference to Exhibit 10.38 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

10.9	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on September 27, 2004)

10.10	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 27, 2004)

10.11	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 2, 2004)

10.12	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2004)

10.13	Form Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K filed on February 8, 2005)

10.14	Stock Option Agreement dated March 22, 2005 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 28, 2005)

10.15	Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home Health Professionals, Inc., and the selling shareholders (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on May 2, 2005)

10.16	Form of Director Compensation Agreement (incorporated by reference to Exhibit 10.62 of Form 10-K filed on June 29, 2006)

10.17	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.63 of Form 10-K filed on June 29, 2006)

Exhibit
Number	Description of Exhibit
10.18	Form of Stock Grant Agreement dated June 22, 2006 (incorporated by reference to Exhibit 10.64 of Form 10-K filed on June 29, 2006)

10.19	Employment Agreement dated March 1, 2007, by and between Arcadia Resources, Inc. and Marvin Richardson (incorporated by reference to Exhibit 10.67 of Form 10-K filed on June 29, 2007)

10.20	Severance and Release Agreement dated February 21, 2007 by and between Arcadia Resources, Inc. and Lawrence R. Kuhnert (incorporated by reference to Exhibit 10.68 of Form 10-K filed on June 29, 2007)

10.21	Limited Liability Company Ownership Interest Purchase Agreement dated January 28, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on February 14, 2007)

10.22	Registration Rights Agreement dated February 16, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 10.70 of Form 10-K filed on June 29, 2007)

10.23	Form of Securities Purchase Agreement from December 2006 Private Placement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2007)

10.24	Form of Registration Rights Agreement from December 2006 Private Placement (incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2007)

10.25	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 on October 4, 2006)

10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 on October 4, 2006)

10.27	Lynn Fetterman Project Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on February 14, 2007)

10.28	Severance and Release Agreement between Arcadia Resources, Inc. and John E. Elliott, II, dated July 12, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2007)

10.29	Employment Agreement dated February 15, 2007 between PrairieStone Pharmacy, LLC and John J. Brady (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 19, 2007)

10.30	Employment Agreement dated November 13, 2006 between Care Clinic, Inc. and Harry Travis (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 19, 2007)

10.31	Amendment to Severance and Release Agreement between Arcadia Resources, Inc. and Lawrence R. Kuhnert, dated August 29, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 4, 2007)

10.32	Stock Purchase Agreement between Arcadia Products, Inc. and AeroCare Holdings, Inc. dated September 10, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 14, 2007)

10.33	Employment Agreement between Arcadia Resources, Inc. and Steven L. Zeller dated September 24, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 9, 2007)

10.34	Employment Agreement between Arcadia Resources, Inc. and Michelle M. Molin dated October 22, 2007 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 9, 2007)

10.35	Escrow Release Agreement relating to the sale of the Florida Durable Medical Equipment Division of Arcadia Resources, Inc. dated July 19, 2007 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on November 9, 2007)

10.36	Employment Agreement between Arcadia Resources, Inc. and Matthew R. Middendorf, dated February 1, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on February 11, 2008)

10.37	Arcadia Resources, Inc. 2008 Executive Performance Based Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2008)

10.38	Amendment No. One to the Arcadia Resources, Inc. 2008 Executive Performance Based Compensation Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2008)

10.39	Second Amendment to the Arcadia Resources, Inc. 2006 Equity Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 2, 2009)

10.40	Stock Purchase Agreement between Arcadia Products, Inc. and Aerocare Holdings, Inc. dated May 16, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 21, 2009)

Exhibit
Number	Description of Exhibit
10.41	Asset Purchase Agreement among Braden Partners, L.P., American Oxygen and Medical Equipment, Inc., Arcadia Home Oxygen and Medical Equipment, Inc., Arcadia Products, Inc., RKDA, Inc. and Arcadia Resources, Inc. dated May 19, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 21, 2009)

10.42	Amended and Restated Credit Agreement by and among Arcadia Services, Inc., Arcadia Health Services, Inc., Grayrose, Inc., Arcadia Health Services of Michigan, Inc., Arcadia Employee Services, Inc. and Comerica Bank dated July 13, 2009 (filed herewith)

10.43	Comerica Revolving Credit Note dated July 13, 2009 (filed herewith)

14.1	Arcadia Resources, Inc. Code of Ethics and Conduct as Amended and Restated Effective April 1, 2009 (filed herewith)

21.1	Subsidiaries of Arcadia Resources, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 Principal Financial and Accounting Officer Certification (filed herewith)

32.1	Section 906 CEO Certification (filed herewith)

32.2	Section 906 Principal Financial and Accounting Officer Certification (filed herewith)

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Arcadia Resources, Inc. and Subsidiaries
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. and Subsidiaries (“the Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. and Subsidiaries at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Troy, Michigan
July 14, 2009

ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	March 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,522	$6,351
Accounts receivable, net of allowance of $3,386 and $2,507, respectively	15,679	16,093
Inventories, net	863	442
Prepaid expenses and other current assets	1,615	2,409
Current assets of discontinued operations	5,458	9,590

Total current assets	25,137	34,885
Property and equipment, net	2,308	2,161
Goodwill	17,053	30,524
Acquired intangible assets, net	8,305	18,410
Other assets	590	175
Assets of discontinued operations	5,850	12,102

Total assets	$59,243	$98,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$437	$250
Accounts payable	2,765	1,476
Accrued expenses:
Compensation and related taxes	2,986	2,175
Interest	89	92
Other	1,313	1,332
Payable to affiliated agencies	1,284	1,098
Long-term obligations, current portion	596	99
Capital lease obligations, current portion	59	96
Deferred revenue	—	29
Liabilities of discontinued operations	2,037	3,523

Total current liabilities	11,566	10,170
Lines of credit, less current portion	10,889	22,492
Long-term obligations, less current portion	26,918	15,690
Capital lease obligations, less current portion	37	108

Total liabilities	49,410	48,460

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 161,249,529 shares and 133,113,440 shares issued, respectively	161	133
Additional paid-in capital	135,920	129,442
Accumulated deficit	(126,248)	(79,778)

Total stockholders’ equity	9,833	49,797

Total liabilities and stockholders’ equity	$59,243	$98,257

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2009	2008	2007

Revenues, net	$106,132	$104,819	$106,125
Cost of revenues	74,370	74,230	74,709

Gross profit	31,762	30,589	31,416

Selling, general and administrative	40,483	37,976	35,645
Depreciation and amortization	2,016	1,860	1,673
Goodwill and intangibile asset impairment	23,511	—	—

Total operating expenses	66,010	39,836	37,318

Operating loss	(34,248)	(9,247)	(5,902)

Other expenses:
Interest expense, net	4,072	4,317	3,574
Loss on extinguishment of debt	4,487	—	—
Other	75	129	(2)

Total other expenses	8,634	4,446	3,572

Loss from continuing operations before income taxes	(42,882)	(13,693)	(9,474)

Current income tax expense	122	535	138

Loss from continuing operations	(43,004)	(14,228)	(9,612)

Discontinued operations:
Loss from discontinued operations	(2,208)	(6,781)	(34,160)
Net loss on disposal	(1,258)	(2,389)	—

	(3,466)	(9,170)	(34,160)

NET LOSS	$(46,470)	$(23,398)	$(43,772)

Weighted average number of common shares outstanding	134,583	122,828	91,433

Basic and diluted net loss per share:
Loss from continuing operations	$(0.32)	$(0.12)	$(0.11)
Loss from discontinued operations	(0.03)	(0.07)	(0.37)

Net loss per share	$(0.35)	$(0.19)	$(0.48)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 1, 2006	97,262,333	$97	(859,297)	$(2,661)	$72,216	$(12,608)	$57,044
Cancellation of outstanding treasury stock	(859,297)	(1)	859,297	2,661	(2,660)	—	—
Sale of common stock, net of $700 in fees	4,999,999	5	—	—	9,295	—	9,300
Conversion of debt	54,034	—	—	—	151	—	151
Stock issued for current year acquisitions	13,224,249	13	—	—	27,028	—	27,041
Contingent consideration relating to prior year acquisitions	321,764	1	—	—	795	—	796
Stock-based compensation expense	159,439	—	—	—	3,029	—	3,029
Proceeds from exercise of warrants	687,622	1	—	—	443	—	444
Cashless exercise of warrants	5,108,180	5	—	—	(5)	—	—
Proceeds from exercise of stock options	35,000	—	—	—	51	—	51
Cashless exercise of stock options	65,854	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	(43,772)	(43,772)

Balance, March 31, 2007	121,059,177	121	—	—	110,343	(56,380)	54,084
Sale of common stock, net of $670 in fees	11,018,905	11	—	—	12,431	—	12,442
Stock issued for current year acquisition	1,814,883	2	—	—	1,798	—	1,800
Fees for services related to disposal of business	—	—	—	—	876	—	876
Return of stock as consideration for an asset sale	(200,000)	—	—	—	(252)	—	(252)
Conversion of debt	1,129,555	1	—	—	1,451	—	1,452
Stock-based compensation expense	1,590,056	1	—	—	3,013	—	3,014
Escrowed shares cancelled	(9,600,000)	(10)	—	—	10	—	—
Warrants repriced in conjunction with debt	—	—	—	—	1,202	—	1,202
Contingent consideration relating to prior year acquisitions	2,793,509	3	—	—	(1,426)	—	(1,423)
Cashless exercise of stock options	3,507,355	4	—	—	(4)	—	—
Net loss for the year	—	—	—	—	—	(23,398)	(23,398)

Balance, March 31, 2008	133,113,440	133	—	—	129,442	(79,778)	49,797
Issuance of warrants	—	—	—	—	248	—	248
Stock-based compensation expense	1,159,694	1	—	—	1,653	—	1,654
Contingent consideration relating to prior year acquisitions	3,316,893	3	—	—	692	—	695
Cashless exercise of warrants	8,545,833	9	—	—	(9)	—	—
Equity issued in conjunction with debt refinancing	15,113,669	15	—	—	3,894		3,909
Net loss for the year	—	—	—	—	—	(46,470)	(46,470)

Balance, March 31, 2009	161,249,529	$161	—	$—	$135,920	$(126,248)	$9,833

See accompanying notes to consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2009	2008	2007

Operating activities
Net loss for the year	$(46,470)	$(23,398)	$(43,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	4,433	3,309	4,210
Depreciation and amortization of property and equipment	4,505	4,569	4,324
Amortization of intangible assets	1,850	2,519	2,789
Goodwill and intangible asset impairment	26,455	1,900	22,921
Loss on extinguishment of debt	4,487	—	—
Non-cash interest expense	2,215	218	—
Loss on business disposals	1,258	2,389	—
Loss on disposal of property and equipment	75	128	—
Gain on settlement of debt with common stock	—	(121)	—
Reduction in expense due to return of common stock previously issued	—	(252)	—
Amortization and write off of debt discount and deferred financing costs	972	—	—
Stock-based compensation expense	1,654	3,014	3,029
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(856)	6,188	(8,976)
Inventories	(1,652)	(1,269)	(566)
Other assets	515	(536)	191
Accounts payable	1,278	(5,189)	1,846
Accrued expenses	7	(32)	1,075
Due to affiliated agencies	81	175	(730)
Deferred revenue	(29)	(733)	(120)

Net cash provided by (used in) operating activities	778	(7,121)	(13,779)

Investing activities
Business acquisitions, net of cash acquired	(675)	(507)	(8,530)
Purchase of intangible assets	—	—	(200)
Proceeds from business disposals	670	5,781	—
Purchases of property and equipment	(1,281)	(1,274)	(7,137)

Net cash provided by (used in) investing activities	(1,286)	4,000	(15,867)

Financing activities
Proceeds from issuance of notes payable	3,000	—	23,564
Net advances (payments) on lines of credit	(6,416)	(214)	5,678
Payments on notes payable and capital lease obligations	(705)	(5,750)	(6,927)
Payment of fee associated with prior period refinancing	(200)	—	—
Proceeds from issuance of common stock, net of fees	—	12,442	9,300
Proceeds from exercise of stock options/warrants	—	—	495

Net cash provided by (used in) financing activities	(4,321)	6,478	32,110

Net change in cash and cash equivalents	(4,829)	3,357	2,464
Cash and cash equivalents, beginning of year	6,351	2,994	530

Cash and cash equivalents, end of year	$1,522	$6,351	$2,994

	Year Ended March 31,
	2009	2008	2007

Supplementary information:
Cash paid during the period for:
Interest	$904	$3,842	$2,948
Income taxes	49	354	175

Non-cash investing / financing activities:
Line of credit converted to note payable in conjunction with refinancing	5,000	—	—
Accrued interest converted to debt	2,215	—	—
Conversion of debt into common stock	—	1,452	151
Common stock issued in conjunction with purchase of businesses	—	1,800	27,041
Purchase of intangible asset with common stock	—	—	903
Fee for service related to disposal of business paid in common stock	—	876	—
Contingent consideration relating to prior year acquisition settled with issuance of common stock	695	1,452	796

Stock price guarantee relating to prior year acquisition settled with issuance of notes payable	—	715	—
Financing of equipment with notes payable / capital lease obligations		—	590
Equity issued in conjunction with debt financing	3,909	—	—
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare. In May 2009, the Company disposed of its Home Health Equipment (“HHE”), industrial staffing and retail pharmacy software businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 70 facilities located in 21 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.
Principles of Consolidation
The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.
Cash and Cash Equivalents
The Company considers cash in banks and all highly liquid investments with terms to maturity at acquisition of three months or less to be cash and cash equivalents.
Affiliated Agencies
The Services segment operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of the Company and the related employee costs are included in cost of revenues. The Company maintains the relationship with the customer and the payer and, as such, recognizes the revenue. The affiliated agency’s commission is based on a percentage of gross profit. The Company provides sales and marketing support to the affiliated agencies and develops and maintains policies and procedures related to certain aspects of the affiliate’s business. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and the Company. The payments to affiliated agencies are considered a selling expense and are classified as selling, general and administrative expenses on the Company’s Statements of Operations. The agreements may be terminated by the affiliate upon advance notice to the Company. The Company may terminate the agreement only under specified conditions. The agreements provide the Company with the first right of refusal to purchase the affiliates’ contractual rights and interests.
Revenue generated through the affiliate agencies represented approximately 63%, 71% and 75% of total revenue from continuing operations during the years ended March 31, 2009, 2008 and 2007, respectively. Related commission expense was $12,333,000, $13,304,000 and $13,658,000 during the years ended March 31, 2009, 2008 and 2007, respectively.

Allowance for Doubtful Accounts
The Company reviews its accounts receivable balances on a periodic basis. Accounts receivable have been reduced by the estimated allowance for doubtful accounts.
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
Inventories
Inventories are stated at the lower of cost or market utilizing the first in, first out (FIFO) method. Inventories include products and supplies held for sale at the Company’s individual locations. The pharmacy operations possess the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.
Property and Equipment
Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets.
The Company generally provides for depreciation over the following estimated useful service lives:

Equipment	5 years
Software	3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Lesser of life of lease or expected useful life
Goodwill and Acquired Intangible Assets
The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is tested for impairment annually in the fourth quarter and between annual tests in certain circumstances, by comparing the estimated fair value of each reporting unit to its carrying value.
The Company assesses goodwill related to reporting units for impairment and writes down the carrying amount of goodwill as required. As of March 31, 2009, the Company had three distinct reporting units included in continuing operations: Services, Pharmacy and Catalog. The Company had three additional reporting units included in discontinued operations: HHE, Industrial Staffing and Pharmacy Software. Each reporting unit represents a distinct business unit that offers different products and services. Segment management monitors each unit separately.
SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the estimated fair value of each reporting unit to its carrying value. The Company determines the estimated fair value of each reporting unit using a combination of the income approach and the market approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenues or earnings for comparable companies or expected sales prices for the reporting units held for sale. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company is required to perform the second step to determine the implied fair value of the reporting unit’s goodwill and compares it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference.

SFAS No. 142 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are amortized over their useful lives and assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
The income approach, which the Company uses to estimate the fair value of its reporting units and certain other intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions the Company believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments about the selection of comparable companies used in the market approach in valuing its reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of the Company’s reporting units.
Acquired finite-lived intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customer relationships (depending on the type of business purchased)	5 to 15 years
Impairment of Long-Lived Assets
The Company reviews its depreciable long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.
Deferred Financing Costs
Deferred financing costs include cash and equity-based fees paid for services provided in conjunction with securing and negotiating debt arrangements. These costs are amortized to interest expense over the life of the related debt.
Income Taxes
Income taxes are accounted for in accordance with the provisions specified in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse and tax credit carryforwards are utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized.
Revenue Recognition and Concentration of Credit Risk
Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on sales prices established with the client or its insurer prior to delivery.
Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 29%, 28% and 29% of total revenues from continuing operations for the years ended March 31, 2009, 2008 and 2007, respectively. No customer represents more than 10% of the Company’s revenues for the years presented.

Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options, unvested restricted stock, warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of March 31, 2009, 2008 and 2007, there were approximately 9,367,000, 25,640,000, and 41,516,000 potentially dilutive shares outstanding, respectively.
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
Advertising Expense
Advertising costs are expensed as incurred. For the years ended March 31, 2009, 2008 and 2007, advertising expenses for continuing operations were $747,000, $1,039,000, and $766,000, respectively.
Reclassifications
Certain amounts presented in prior years have been reclassified to conform to current year presentations including the reflection of discontinued operations separately from continuing operations.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (fiscal 2010), and for interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities on April 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated financial statements.
Fair Value Hierarchy. SFAS No. 157 defines the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008, resulting in no impact on its consolidated financial statements.
In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP No. 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. 142-3 on its consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this pronouncement should not have a significant impact on the Company’s financial statements.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”).  FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.
In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.”  (“FSP No. SFAS 142-3”).  FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.   In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The impact of adopting SFAS No. 160 will be dependent on the structure of future business combinations or partnerships that the Company may pursue after its effective date.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  The statement amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The statement also requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years or interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.
Note 2 — Management’s Plan
Since fiscal 2008, a new management team has been focused on the implementation of a new board approved strategic plan designed to focus on expanding certain core businesses; restructuring the Company’s long-term debt; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; and establishing a more disciplined approach to cash management. To date, management has made progress in each of these areas as discussed below.
On March 25, 2009, the Company restructured $24 million of debt with its two largest equity holders and received an additional $3 million in debt financing as part of the transaction. The debt maturity was extended through April 1, 2012, and the Company will continue to have the option to add the accrued interest to the principal balance on a quarterly basis. The debt agreements include a formula for splitting the cash proceeds upon the sale of assets. Specifically, the first $2 million in proceeds are to be retained by the Company. The next $5 million in proceeds are then paid to the lenders as provided in the promissory notes. After these amounts are paid, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders.
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%.
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,154,000 in cash proceeds at the closings. In addition to the cash proceeds received at closing, the transactions included holdback provisions for an additional $1,475,000 in cash, which is to be released over the next 18 months assuming certain criteria are met. Consistent with the terms of the debt agreements described above, the Company paid certain lenders a total of $3,941,000 from the cash proceeds to reduce outstanding debt. The Company plans to use the cash received upon the release of the holdback amounts to further reduce debt. The Company also paid AmerisourceBergen $1,980,000 from the proceeds of the pharmacy software business divestiture in order to pay off the outstanding line of credit balance. Cash proceeds received at the closings, net of fees, less amounts used to pay down debt totaled $2,629,000.
The Company has expanded revenues in the Pharmacy segment over the last two quarters of fiscal 2009 and has seen a 10% year over year increase in Home Care revenue. Management believes that it will make further progress with implementing its strategic plan in fiscal 2010.  The Company believes that its focus on two core businesses will enable it to realize operational improvements in both the Services and Pharmacy segments.  These planned operational improvements include growth in Home Care revenues, growth in DailyMed revenues, improved gross margins in the Pharmacy segment and more efficient operation of its pharmacy facilities as the DailyMed volumes grow.   In addition to these operational improvements, the Company intends to make significant further reductions in corporate SG&A expense in order to bring these expenses more in line with current and projected revenues.
With these operational improvements and expense reductions, the Company believes that its available cash, coupled with existing credit facilities, will provide sufficient funding to support its business requirements during the upcoming year.  Moreover, with the Company’s reduced debt levels (described above), improved performance and its focus on two core business platforms, management believes that it would be able to raise additional capital to support operating cash requirements and to fund investment in growth opportunities.  This capital could be in the form of debt financing, private equity placements and/or investments in its core business platforms by strategic business partners. At the same time, because of normal fluctuations in the timing of the Company’s cash receipts and disbursements, management is focused on disciplined management of its cash flow.  While management believes it will successfully manage its cash requirements within the resources available to the Company, management has several alternative strategies for dealing with temporary cash shortfalls or for raising additional capital to strategically pursue growth opportunities. However, no assurance can be made that the Company can raise additional financings on favorable terms or at all nor whether it can successfully manage its cash requirements.

Note 3 — Discontinued Operations
HHE Operations
Fiscal 2009 / Subsequent Event
In October 2008, the Company recognized $696,000 in additional loss on the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon”), which was divested of in September 2007. See Note 9 – “Stockholders’ Equity” for a more detailed discussion of this transaction.
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were $503,000, less fees of $24,000. $126,000 of the purchase price is to be held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivables for services provided prior to January 2009.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. $475,000 of the purchase price is to be held by the buyer to cover the Company’s contingent obligations. The entities sold represented the Southeast region of the Company’s HHE business.
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price is to be held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009.
Based on the combined sales price of the HHE business, the Company recorded an impairment charge of $540,000 in the fourth quarter of fiscal 2009.
As of May 2009, the Company had sold all of its HHE operations.
Fiscal 2008
On September 10, 2007, the Company completed the sale of Beacon to Aerocare Holdings, Inc. for cash proceeds of $6,500,000, less fees of $457,500. $750,000 of the purchase price was originally held by the buyer to cover the Company’s contingent obligations. In March 2008, $375,000 was released to the Company, and an additional $356,000 was released to the Company in September 2008. The Company retained all accounts receivable for services provided prior to August 17, 2007. The entity sold represented the Florida region of the Company’s HHE business.
On September 10, 2007, the Company completed the sale of substantially all of the assets of Beacon Respiratory Services of Colorado, Inc. to an affiliate of AeroCare Holdings, Inc. for cash proceeds of $1,200,000, less fees of $83,000. The Company retained all accounts receivable for services provided prior to August 17, 2007. This transaction had no hold back or “clawback” provisions. The assets sold represented the Colorado region of the Company’s HHE business.
Pharmacy Operations
Fiscal 2009 / Subsequent Event
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less estimated fees of $100,000. $220,000 of the purchase price was held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operates the retail pharmacy software business that the Company acquired in September 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer that provides the Company the right to use the software for internal purposes.

Fiscal 2008
During the year ended March 31, 2008, the Company ceased its operations at its Hollywood, Florida pharmacy, which were part of the Pharmacy segment.
Industrial Staffing Operations
Fiscal 2009 / Subsequent Event
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which will be paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1.6 million. Such payments, if any, will be recorded as additional gains when earned. The Company retained all accounts receivable for services provided prior to May 29, 2009.
Based on the sales price, the Company recorded an impairment charge of $2,403,000 in the fourth quarter of fiscal 2009.
Retail Operations
Fiscal 2008
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
Care Clinic Operations
Fiscal 2008
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
Prior to their actual disposal, the assets and liabilities associated with these discontinued business operations have been classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. The results of the above are reported in discontinued operations in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation. The segment results in Note 15 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included internal employee costs associated with administrative functions, including accounting, information technology, human resources, compliance and contracting as well as external costs for legal fees, insurance, audit fees, payroll processing, and various public-company expenses. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the assets and liabilities of the discontinued operations are presented below (in thousands):

	March 31, 2009
	Services –
	Industrial		Pharmacy
	Staffing	HHE	- Software	Total

Assets
Accounts receivable, net of allowance of $968	$972	$3,199	$138	$4,309
Inventory, net	—	829	20	849
Prepaid expenses and other current assets	35	175	90	300

Total current assets of discontinued operations	1,007	4,203	248	5,458
Property and equipment, net	17	1,716	132	1,865
Goodwill	—	507	923	1,430
Acquired intangibles assets, net	—	1,822	733	2,555

Total assets of discontinued operations	$1,024	$8,248	$2,036	$11,308

Liabilities
Accounts payable	$4	$986	$74	$1,064
Accrued compensation and related taxes	228	350	93	671
Accrued other	84	64	60	208
Long-term obligations, current portion	—	94	—	94
Capital lease obligations, current portion	—	—	—	—

Total current liabilities of discontinued operations	$316	$1,494	$227	$2,037

	March 31, 2008
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Clinics	Total

Assets
Accounts receivable, net of allowance of $4,099	$2,988	$4,286	$199	$—	$7,473
Inventory, net	—	1,426	—	—	1,426
Prepaid expenses and other current assets	27	517	147	—	691

Total current assets associated with discontinued operations	3,015	6,229	346	—	9,590
Property and equipment, net	34	3,582	214	—	3,830
Goodwill	175	1,213	923	—	2,311
Acquired intangibles assets, net	2,486	2,698	777	—	5,961

Total assets of discontinued operations	$5,710	$13,722	$2,260	$—	$21,692

Liabilities
Accounts payable	$29	$870	$60	$131	$1,090
Accrued compensation and related taxes	301	650	375	335	1,661
Accrued other	122	100	62	33	317
Long-term obligations, current portion	—	446	—	—	446
Capital lease obligations, current portion	—	9	—	—	9

Total current liabilities associated with discontinued operations	$452	$2,075	$497	$499	$3,523

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Year Ended March 31,
	2009	2008	2007

Revenues, net:
Services — Industrial Staffing	$15,842	$26,119	$22,244
Home Health Equipment	17,643	22,841	23,962
Pharmacy — Software / Florida	2,133	3,313	4,792
Retail operations	—	377	797
Care Clinic, Inc.	—	202	59

	$35,618	$52,852	$51,854

Earnings (loss) from operations:
Services — Industrial Staffing	$(1,791)	$1,766	$1,699
Home Health Equipment	(352)	(1,081)	(24,511)
Pharmacy — Software / Florida	(65)	(1,207)	(3,691)
Retail operations	—	(597)	(2,060)
Care Clinic, Inc.	—	(5,662)	(5,597)

	$(2,208)	$(6,781)	$(34,160)

Loss on disposal:
Services — Industrial Staffing	$—	$—	$—
Home Health Equipment	(1,258)	(1,458)	—
Pharmacy — Software / Florida	—	—	—
Retail operations	—	(161)	—
Care Clinic, Inc.	—	(770)	—

	$(1,258)	$(2,389)	$—

Earnings (loss) from discontinued operations:

Services — Industrial Staffing	$(1,791)	$1,766	$1,699
Home Health Equipment	(1,610)	(2,539)	(24,511)
Pharmacy — Software / Florida	(65)	(1,207)	(3,691)
Retail operations	—	(758)	(2,060)
Care Clinic, Inc.	—	(6,432)	(5,597)

	$(3,466)	$(9,170)	$(34,160)

Note 4 — Business Acquisitions
Fiscal 2009
On April 25, 2008, the Company acquired substantially all of the assets of Carolina Care, LLC (“Carolina Care”). Carolina Care is a provider of home health care services in North Carolina. The total purchase price was $400,000, of which $274,000 was paid in cash during fiscal 2009, plus a potential earn-out payment not to exceed $125,000 if the business’s gross margin exceeded certain established amounts for the 12-month period ended April 30, 2009. These criteria were not met and no additional amounts were paid. The acquired business is included in the Services segment.
Fiscal 2008
On July 11, 2007, the Company acquired 100% of the membership interests of JASCORP, LLC (“JASCORP”). JASCORP provides a range of retail pharmacy management services and systems, including dispensing and billing software. The primary reason for the acquisition was to improve the software offered to retailers through the pharmacy licensed service model. The total purchase price of $2,225,000 included cash payments of $384,000 and the issuance of 3,327,286 shares of common stock. The Company issued

1,814,883 shares of common stock at closing and then issued an additional 1,512,403 shares of common stock at the one-year anniversary day of the transaction in order to satisfy a guaranteed stock price obligation. The Company divested of substantially all of the assets of JASCORP on June 11, 2009, and the results of operations of JASCORP from July 12, 2007 are included in discontinued operations. The acquired business was included in the Pharmacy segment.
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
The weighted-average useful life of customer relationships acquired during the year ended March 31, 2007 was 19.3 years. The $23.0 million in goodwill was assigned to the Pharmacy and HHE segments in the amount of $15.7 million and $7.3 million, respectively.

PrairieStone Pharmacy, LLC
On February 16, 2007, the Company acquired 100% of the outstanding membership interest of PrairieStone Pharmacy, LLC (“PrairieStone”), PrairieStone developed and marketed a medication management system (DailyMed™), which sorts medication into single dose packets organized by date and time. In addition, PrairieStone marketed a license service model whereby it contracted with regional retail chain pharmacies to provide pharmacy expertise, access to a restricted third party network and the right to sell DailyMed™. After adjustments made during fiscal 2008 pursuant to various provisions of the purchase agreement, the Company issued 10,793,509 shares (8,000,000 in fiscal 2007 and 2,793,509 in fiscal 2008) and notes payable of $715,000 (all in fiscal 2008) to the sellers. Of the shares, 600,000 are in escrow and will be released to the sellers only upon PrairieStone achieving certain financial milestone in the future. These shares have yet to be valued in the purchase price as this final issuance is contingent on future results. Some shares and the notes were issued in fiscal 2008 in settlement of price guarantees made by the Company on the shares issued in fiscal 2007. 158,123 of the fiscal 2008 shares were issued in satisfaction of a delayed portion of the original consideration. Certain portions of the aggregate consideration resulted in adjustments to the aggregate purchase price in fiscal 2008 which, in turn, resulted in adjustments to additional paid in capital. An additional 1,926,337 shares were issued at closing to pay off a $3,750,000 term note payable due to one of the members of PrairieStone. For accounting purposes, these shares were valued at $2.15 per share which represents the closing stock price on the day of acquisition. The consolidated financial statements presented herein include the results of operations of PrairieStone from February 17, 2007. The acquired business is included in the Pharmacy segment.
On February 15, 2007 and in conjunction with the closing of Arcadia’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. (collectively “Lunds”) to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone will provide such services that are appropriate for the day-to-day management of the pharmacies. PrairieStone received a $600,000 management fee for the first year of the agreement. The management fee for the second year of the agreement was to equal 50% of the net income of the pharmacies capped at $200,000. Under the terms of the Licensed Services Agreement, PrairieStone will provide its licensed services model to Lunds, Inc. The fees for these services depend on the specific types of services provided at each pharmacy location. The Asset Purchase Agreement with Lunds includes a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal year 2007. In March 2009, the Company entered into an Override Agreement with Lunds whereby the Company agreed to pay the post-closing risk-share balance $457,000 with an initial payment of $50,000 and then eleven monthly installments plus interest through February 2010. This amount is included in the current portion of long-term obligations in the accompanying consolidated balance sheet as of March 31, 2009. The Override Agreement also terminated the Management Services Agreement and provided for the granting of 100,000 shares of the Company’s common stock to Lunds.
In conjunction with the PrairieStone acquisition, the purchase agreement provides for a potential earn out for two continuing employees. 600,000 shares of common stock held in escrow (valued at $1.3 million) are to be released to these two employees if PrairieStone’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year ended March 31, 2009 exceeds $10,000,000. If EBITDA is less than $10,000,000, then 50% of the shares are to be released following the first fiscal quarter after the fiscal year ending March 31, 2009 that PrairieStone exceeds EBITDA of $10,000,000 on an annualized basis. The remaining 50% of the shares are to be released following the second fiscal quarter that PrairieStone exceeds EBITDA of $10,000,000 on an annual basis. If PrairieStone’s annualized EBITDA does not exceed $10,000,000 on or before the quarter ending March 31, 2010, then these shares are to be released to the Company and cancelled. To date, PrairieStone has not met these EBITDA targets, and none of the shares have been released.
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

Note 5 — Property and Equipment
Property and equipment consists of the following at March 31 (in thousands):

	2009		2008

		Accumulated		Accumulated
		Depreciation/		Depreciation/
	Cost	Amortization	Cost	Amortization

Equipment	$1,427	$654	$701	$266
Software	2,619	1,359	2,104	626
Furniture and fixtures	692	517	725	552
Vehicles	49	24	36	1
Leasehold improvements	100	25	93	53

	4,887	$2,579	3,659	$1,498

Less accumulated depreciation and amortization	(2,579)		(1,498)

Net property and equipment	$2,308		$2,161

Total depreciation and amortization expense for property and equipment included in continuing operations was $1,066,000, $732,000, and $353,000 for the years ended March 31, 2009, 2008 and 2007, respectively.
Note 6 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the years ended March 31, 2009 and 2008(in thousands):

	Services	Pharmacy	Catalog	Total

Goodwill at April 1, 2007	$13,738	$16,642	$811	$31,191
Purchase price allocation adjustment	258	(925)	—	(667)

Goodwill at March 31, 2008	13,996	15,717	811	30,524
Acquisitions during the period	557	—	—	557
Impairment expense	—	(13,217)	(811)	(14,028)

Goodwill at March 31, 2009	$14,553	$2,500	$—	$17,053

For tax purposes, goodwill of approximately $24.0 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable for tax as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following at March 31 (in thousands):

	2009		2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$6,664	$682	$6,664	$523
Customer relationships	4,720	2,397	14,335	2,066

	11,384	$3,079	20,999	$2,589

Less accumulated amortization	(3,079)		(2,589)

Net acquired intangible assets	$8,305		$18,410

Amortization expense for acquired intangible assets included in continuing operations was $952,000, $1,132,000, and $1,322,000 for the years ended March 31, 2009, 2008 and 2007, respectively. On March 31, 2009, the Company recognized certain impairment charges relating to its Pharmacy and Catalog customer relationship balances that reduced the costs by $9,720,000 and $230,000, respectively. The net impact of the impairment charges are discussed below. The customer relationship cost increased by $335,000 during fiscal 2009 upon the acquisition of Carolina Care, LLC (see Note 4 – “Business Acquisitions”).
The estimated amortization expense related to acquired intangible assets in existence as of March 31, 2009 is as follows (in thousands):

Fiscal 2010	$635
Fiscal 2011	571
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Thereafter	5,723

Total	$8,305

Impairment Expense
Continuing Operations
Fiscal 2009
Goodwill is tested for impairment at least annually in the fourth quarter after the annual forecasting process is completed. Goodwill and finite-lived intangible assets are also tested for impairment whenever circumstances warrant such an analysis.
Based on the impairment analysis performed as of March 31, 2009, the Company recognized a Pharmacy goodwill impairment charge of $13,217,000. The Pharmacy business has evolved since the PrairieStone acquisition in February 2007, and it is now primarily focused on its DailyMed offering. While management believes that the growth potential for this business unit is significant, it is difficult to project future revenue and cash flow streams based on historic performance. As such, management determined that an impairment charge was appropriate. The fair value of the reporting unit was estimated using the expected present value of future cash flows. In conjunction with the goodwill impairment, the Company recognized an impairment expense relating to the Pharmacy segment’s customer relationships of $9,402,000.
Within the Catalog segment, revenue and cash flows for the years ended March 31,2009 and 2008 were lower than expected and this trend is anticipated to continue. Based on this, the projections over the next several year were revised. The Company recognized an impairment expense relating to the Catalog business unit’s goodwill of $811,000 The fair value of the Catalog reporting unit was estimated using the expected present value of future cash flows. The Company also recognized a $81,000 impairment of the Catalog’s customer relationships.

Discontinued Operations
Fiscal 2009
The Company finalized the sale of its HHE and Industrial Staffing business units in May 2009. Based on the sales prices for these businesses, the Company recognized an impairment expense relating to the Industrial Staffing business unit’s acquired intangible assets of $2,403,000 and also recognized an impairment expense relating to the HHE business unit’s goodwill of $541,000.
Fiscal 2008
During the quarter ended June 30, 2007, the Company recognized an impairment expense of $1,900,000 related to the write-down of computer software and leasehold improvements associated with the retail non-emergency care clinics initiative. During the quarter ended September 30, 2007, the Company ceased operations of the non-emergency care clinics and began classifying the initiative as discontinued operations in the Statement of Operations.
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
Note 7 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		2009
		Maximum
		Available
Lending Institution	Maturity date	Borrowing	Balance	2008	Interest rate

Comerica Bank	August 1, 2011	$12,071	$9,126	$15,292	Prime plus 2.75%
AmerisourceBergen Drug Corporation	September 30, 2010	2,200	2,200	2,450	10%
JANA Master Fund, Ltd.	October 1, 2009	N/A	—	5,000	10%

Total lines of credit obligations		$14,271	11,326	22,742

Less current portion			(437)	(250)

Long-term portion			$10,889	$22,492

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. As of March 31, 2009, advances under the Comerica Bank line of credit agreement cannot exceed the lesser of the revolving credit commitment amount of $19 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On March 31, 2009, the interest rate on this line of credit agreement was the bank’s prime rate plus 1.0% (4.25%), and the availability under the line was $2,945,000.

ASI was not in compliance with the leverage ratio financial covenant as of March 31, 2008. In October 2008, the Company entered into an amendment to the original credit agreement with Comerica Bank. In conjunction with the amendment, the bank waived the event of default relating to the March 31, 2008 covenant violation.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on the Company’s financial condition. As of March 31, 2009, the Company was in compliance with all financial covenants.
On July 13, 2009, ASI executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The advance formula will remain the same as described above. The amended agreement requires the Company to maintain a deposit account with a minimum balance of $500,000. ASI agreed to the following financial covenants: tangible effective net worth of $2 million as of June 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million. As a result of this amendment, the Company classified the outstanding balance as a long-term liability as of March 31, 2009.
AmerisourceBergen Drug Corporation
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with AmerisourceBergen Drug Corporation (“ABDC”), which previously maintained an ownership interest in PrairieStone. The line of credit is secured by a security interest in all of the assets of PrairieStone and SSAC, LLC, a wholly-owned subsidiary of the Company, and is guaranteed by the Company. The interest rate on this line of credit agreement was 10.0% on March 31, 2009. Under the existing credit facility, PrairieStone is required to adhere to certain financial covenants. As of March 31, 2008, the Company was not in compliance with certain financial covenants, and on June 5, 2008, ABDC granted a waiver of all instances of non-compliance. As partial consideration for the amendment, the Company issued 490,000 warrants to purchase common stock in June 2008. See Note 9 — “Stockholders’ Equity” for further discussion of these warrants. In conjunction with the waiver, certain terms of the line of credit were amended. The amendment requires monthly principal payments of $25,000 from June 2008 through March 2009, $37,500 from April 2009 through March 2010, $62,500 from April 2010 through maturity and then a lump sum payment of the remaining balance upon maturity.
JANA Master Fund, Ltd.
On March 31, 2008, Arcadia Products, Inc., a wholly-owned subsidiary of the Company, and Arcadia Products’ subsidiaries (collectively “API”), entered into a revolving line of credit and security agreement with certain affiliates of JANA Master Fund, Ltd. (“JANA”). The loan agreement, secured by the assets of API, provided the Company with a revolving credit facility of up to $5.0 million and was to mature on October 1, 2009. On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA and two other entities, and as part of this agreement, JANA exchanged $5,000,000 of principal and $510,210 of accrued interest of indebtedness under the revolving line of credit into a new promissory note, which is more fully described below.
The prime rate was 3.25% at March 31, 2009. The weighted average interest rate of borrowings under line of credit agreements as of March 31, 2009 and March 31, 2008 was 5.4% and 6.5%, respectively.

Note 8 — Long-Term Obligations
Long-term obligations consist of the following at March 31 (in thousands):

	March 31,
	2009	2008
Note payable to JANA in the amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$18,035	$—

Note payable to Vicis Capital Master Fund (“Vicis”) in the amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	7,882	—

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,000	—

Note payable to JANA originally dated November 30, 2006 and most recently amended on March 31, 2008 with unpaid accrued interest and the principal due in full on October 1, 2009.  At March 31, 2008, the effective interest rate was 10.71%.  On April 1, 2008, the interest rate changed to a fixed rate of 10% and, at the option of the Company, such amount of unpaid cash interest that would otherwise be payable on such interest payment date may be added to the principal balance of the note payable.  A total of approximately $719,000 of interest expense through March 31, 2008 was added to the note on March 31, 2008 under this agreement. The unsecured note payable included various loan covenants.
	—	11,365

Note payable to Vicis in the amount of $5.3 million, dated March 31, 2008 bearing an effective interest rate of 10.71% with unpaid accrued interest and the principal due in full on December 31, 2009. Effective April 1, 2008, the interest rate changed to a fixed rate of 10%. Cash interest that would otherwise be payable on such quarterly interest payment date may be added to the principal balance of the note payable. The unsecured note payable includes various loan covenants. The amount reported is net of unamortized debt discount of $1.2 million (see Note 9 for further discussion).	—	4,136

Post-closing risk share obligation relating to the PrairieStone acquisition due to Lunds, bearing an effective interest rate of 10%, maturing on February 17, 2010 with monthly principal payments of $37,000. The balance is unsecured.	408	—

Notes payable, unsecured, to two executives dated September 10, 2007 bearing interest at 4% per year payable. The notes payable were paid in full in April 2008.	—	99

Note payable, unsecured bearing interest at prime plus 1% due on July 31, 2009.	189	189

Total long-term obligations	27,514	15,789
Less current portion of long-term obligations	(596)	(99)

Long-term obligations, less current portion	$26,918	$15,690

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA, Vicis and LSP (all related entities). Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA. Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively. JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above. The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. See Note 9 – “Stockholders’ Equity” for a detailed discussion of the accounting treatment of the equity issued in conjunction with this refinancing.
As of March 31, 2009 future maturities of long-term obligations are as follows (in thousands):

Fiscal 2010	$596
Fiscal 2011	—
Fiscal 2012	—
Fiscal 2013	26,918

Total	$27,514

The weighted average interest rate of outstanding long-term obligations as of March 31, 2009 and 2008 was 10.0% and 10.5%, respectively.
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
Escrow Shares
In conjunction with the merger and recapitalization of the Company in May 2004, certain former officers of the Company entered into escrow agreements. As of March 31, 2007, these former officers had 9,600,000 shares of the Company’s common stock held in escrow to be released to them upon the Company achieving certain targets. The Company did not meet the targets and the 9,600,000 shares of common stock were returned to the Company and cancelled in July 2007. The shares held in escrow described herein are not included in the calculation of the weighted average shares outstanding for any periods.
Common Stock Transactions – Fiscal 2009
In July 2007, the Company acquired 100% of the membership interest of JASCORP. As partial consideration, the Company issued 1,814,883 shares of common stock. The Company guaranteed the share price of $0.99 per share at the one-year anniversary date of the acquisition. In July 2008, the Company issued 1,512,402 shares of common stock to the former owner of JASCORP in order to satisfy the guaranteed stock price obligation. Because the share price guarantee was contemplated and accounted for at the time of the acquisition, the issuance of additional shares of common stock did not impact the original purchase price allocation.
In September 2007 and simultaneous with the Company’s sale of its Florida and Colorado home health equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc. (“Alliance”), an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. In the agreement, the Company guaranteed the share price of $0.70 per share. In October 2008, the Company issued 1,804,491 shares of common stock to the former owners of Alliance in order to satisfy the guaranteed stock price obligation. The value of these shares was determined to be $695,000. This amount was recognized as an additional loss on the disposal of the Florida HHE divestiture and is included in discontinued operations for the year ended March 31, 2009 (see “Note 2- Discontinued Operations”).
On March 25, 2009 and in conjunction with the debt refinancing described in Note 8, the Company issued 6,056,499 shares of common stock valued at $2,059,000 to the lenders as consideration for providing the additional financing and extending the maturity date of the previously existing debt. The Company also exchanged 4,683,111 warrants held by two of the lenders (Vicis and JANA) for 5,616,444 shares of common stock with an incremental fair value of $1,145,000. Finally, a total of 8,545,833 B-1 warrants with a strike price of $.001 per share held by these two lenders were exercised on a cashless basis, and an additional 1,555,555 B-2 warrants held by one of the lenders were canceled. The aggregate amount of $3,204,000 is included in “Loss on Extinguishment of Debt”.
Concurrent with the March 25, 2009 debt refinancing, the holders of the warrants issued in conjunction with the May 2007 private placement transaction agreed to exchange a total of 2,754,726 warrants for 2,754,726 shares of common stock with an incremental fair value of $566,000, which is also included in “Loss on Extinguishment of Debt”. The Company also issued 50,000 shares of common stock valued at $17,000 to a financial advisor as compensation for assistance in the communication with the warrant holders.
As partial consideration for the assistance with the debt refinancing from an investment bank, the Company exchanged 636,000 Class A warrants held by an affiliate of the investment bank for 636,000 shares of common stock with an incremental fair value of $107,000. As further consideration, the Company repriced 1,070,796 Class A warrants, and the incremental fair value was immaterial.
On March 31, 2009, the Company issued 409,287 shares of common stock valued at $172,000 to its Board of Directors as partial consideration for their fees for the period October 1, 2008 through September 30, 2009.
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
In May 2007, the Company issued an aggregate of 11,018,905 shares of common stock at $1.19 per share and warrants to purchase 2,754,726 shares of common stock at an exercise price of $1.75 per share in a private placement resulting in aggregate proceeds of $13,112,000. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $2,163,000. The assumptions used were as follows: risk free interest rate of 4.79%, expected dividend yield of 0%, expected volatility of 63%, and expected life of 7 years. If the Company sells shares of stock at a price less than $1.19 per share before May 2010, then the exercise price of the warrants will decrease to the new offering price, and the number of warrants will increase such that the total aggregate exercise price remains unchanged. This warrant re-pricing provision excludes certain common stock offerings, including offerings under the Company’s equity incentive plan, previously existing shareholder rights, and stock splits. Under the accompanying registration rights agreements, the Company agreed to file, within 60 days of closing, a registration statement to register the resale of the shares and use its best efforts to cause the registration statement to be declared effective within 120 days after the registration statement is filed. The registration statement was filed on July 6, 2007 and was declared effective on July 13, 2007, which was within the required time-period.
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
Warrants
The following represents warrants outstanding as of March 31:

Description	Exercise Price	Granted	Expiration	2009	2008	2007

Class A	$0.50	May 2004	May 2011	3,541,036	5,749,036	5,749,036
Class B-1	$0.001	September 2005	September 2009	444,444	8,990,277	8,990,277
Class B-2	$1.20	September 2005	May 2014	44,444	3,111,111	—
Class B-2	$2.25	September 2005	September 2009	—	1,599,999	4,711,110
May 2007 Private Placement	$1.75	May 2007	May 2014	—	2,754,726	—
ABDC issuance	$0.75	June 2008	June 2015	490,000	—	—

Total Warrants Outstanding				4,519,924	22,205,149	19,450,423

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
On March 25, 2009, and in conjunction with the debt refinancing described in Note 8, certain warrants were exercised, canceled, repriced and/or exchanged for shares of common stock as more fully described above.
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
On March 31, 2008 and in conjunction with the note payable entered into with Vicis Capital Master Fund, the Company amended a Class B-2 warrant agreement held by Vicis. The amendment reduced the exercise price to $1.20 per share and extended the maturity date to May 2014. The value associated with the re-pricing of the 3,111,111 warrants was determined to be $1,202,000 and was recorded as a debt discount on March 31, 2008.
As discussed in Note 7, in June 2008 and as partial consideration for the amendment of the line of credit agreement with ABDC, the Company issued 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $248,000. This was recorded as a “loss on extinguishment of debt” in the accompanying Consolidated Statements of Operations. The assumptions used were as follows: risk free interest rate of 3.63%, expected dividend yield of 0%, expected volatility of 76%, and expected life of 7 years.

Note 10 — Commitments and Contingencies
Lease Commitments
The Company leases office space under several operating lease agreements, which expire through 2014. Rent expense for continuing operations relating to these leases amounted to approximately $1,050,000, $934,000 and $793,000 for the years ended March 31, 2009, 2008 and 2007, respectively.
The Company’s capital lease commitments have significantly reduced due to the activity noted in Note 3 above. The capital lease obligations payable have remaining lease terms ranging from one to three years, monthly payments ranging from $425 to $3,080 and interest rates ranging from 8.2% to 11.25%.
The following is a schedule of approximate future minimum lease payments, exclusive of real estate taxes and other operating expenses, required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

	Capital	Operating
	Leases	Leases
Year ending March 31:
2010	$52	$1,063
2011	50	688
2012	5	484
2013	—	418
2014	—	352
Thereafter	—	118

Total minimum lease payments	107	$3,123

Less amount representing interest	(11)

Total principal payments	96
Less current maturities	(59)

	$37

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
Note 11 – Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of March 31, 2009, approximately 200,000 shares were available for grant under the 2006 Plan.
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
Following are the specific valuation assumptions used for each respective years:

Weighted-average	2009	2008	2007

Expected volatility	77%	68%	20%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	4.65	7	7
Risk-free interest rate	2.67%	4.28%	5.01%
Stock option activity for the years ended March 31, 2009 and 2008 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)

Outstanding at April 1, 2007	7,431,653	$0.42
Granted	441,336	1.01
Exercised	(5,000,000)	0.25
Forfeited or expired	(1,000,000)	0.25

Outstanding at March 31, 2008	1,872,989	1.09
Granted	2,524,236	0.53
Forfeited or expired	(626,000)	1.14

Outstanding at March 31, 2009	3,771,225	$0.76	3.9	$73

Exercisable at March 31, 2009	2,619,502	$0.86	4.9	$63

As part of the fiscal 2009 executive compensation plan as outlined in the fiscal 2008 Proxy Statement for the Company as filed with the Securities Exchange Commission on July 29, 2008, the Board determined that certain members of executive management would be granted a number of options which would vest over three years. On April 3, 2008, the Board authorized the issuance of one-third of these total option grants for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company has option shares available to do so. Following approval of the Amendment of the Plan as describe above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the executives (an aggregate of 2,253,334 options), such options (i) having an exercise price of $0.72 per share (the closing share price on April 2, 2008), (ii) vesting in equal installments on March 31, 2010 and 2011, and (iii) expiring on January 26, 2016. In the event shareholder approval of the Amendment to the Plan is not received at the next special or annual meeting of the Company’s shareholders, these option grants shall be terminated and voided in all respects and shall not vest or be exercisable by the participants at any time. The 2,253,334 options are not included in the above table, and to date, the Company has not recognized compensation expense associated with these options.
The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.18 – $0.25	524,000	6.1	$0.25	503,000	$0.25
$0.26 – $1.00	2,478,645	6.1	$0.61	1,347,922	$0.69
$1.01 – $1.50	650,967	3.9	$1.37	650,967	$1.37
$1.51 – $2.25	43,000	4.1	$2.22	43,000	$2.22
$2.92	74,613	4.3	$2.92	74,613	$2.92

Outstanding at March 31, 2009	3,771,225		$0.76	2,619,502	$0.86

The weighted-average grant-date fair value of options granted during the years ended March 31, 2009 and 2008 was $0.35 and $0.70, respectively. The total intrinsic value of options exercised during the year ended March 31, 2008 was $3.0 million.
No stock options were exercised during the year ended March 31, 2009. During the year ended March 31, 2008, the former COO exercised 3,000,000 options with an exercise price of $0.25 per share on a cashless basis resulting in the issuance of 2,211,580 shares of common stock. Additionally, the former CEO exercised 2,000,000 options with an exercise price of $0.25 per share on a cashless basis resulting in the issuance of 1,295,775 shares of common stock.
The Company recognized $766,000, $910,000, and $1,100,000 in stock-based compensation expense from all operations relating to stock options during the years ended March 31, 2009, 2008 and 2007, respectively.

As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $1,224,000, which is expected to be expensed through 2011.
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
The following table summarizes the activity for restricted stock awards during the years ended March 31, 2009 and 2008:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share

Unvested at April 1, 2007	2,732,542	$2.75
Granted	1,012,399	1.03
Vested	(1,303,441)	2.21
Forfeited	(1,479,699)	2.87

Unvested at March 31, 2008	961,801	1.47
Granted	31,750	0.60
Vested	(301,709)	1.46
Forfeited	(35,750)	1.19

Unvested at March 31, 2009	656,092	$1.41

During the years ended March 31, 2009, 2008 and 2007, the Company recognized $565,000, $1.9 million, and $1.7 million, respectively, of stock-based compensation expense from all operations related to restricted stock.
During the years ended March 31, 2009, 2008 and 2007, the total fair value of restricted stock vested was $701,000, $2.9 million and $522,000, respectively.
As of March 31, 2009, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $680,000, which is expected to be expensed over a weighted-average period of approximately 3 years.
Note 12 — Income Taxes
As of March 31, 2009, the Company has total net operating loss carryforwards (“NOL’s”) of $55.2 million, which may be available to reduce taxable income if any, which expire through 2029. However, Internal Revenue Code Section 382 rules limit the utilization of certain of these NOL’s upon a change in control of the Company at the time of the reverse merger in 2004. It has been determined that a change in control has taken place. Since the change in control has taken place, utilization of $700,000 of the Company’s NOL’s will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of these NOL’s. The Company has $54.5 million in NOL’s that are not subject to the limitations described above.
The Company incurred $122,000, $535,000, and $138,000 of state and local income tax expense during the years ended March 31, 2009, 2008, and 2007, respectively.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss before taxes. The sources of the tax effects of the differences are as follows:

	2009	2008	2007

Income tax benefit at 34%	-34.0%	-34.0%	-34.0%
State and local income taxes	-2.6	1.1	0.3
Goodwill amortization/impairment	1.1	15.8	9.2
Non-deductible other items	0.1	1.7	1.1
Other	7.5	-4.7	2.3
Change in valuation allowance	28.2	22.4	21.4

Effective tax rate	0.3%	2.3%	0.3%

NOL’s that will be available to offset future taxable income as of March 31, 2009 through the dates shown below are as follows (in thousands):

September 30, 2022	$58
September 30, 2023	1,066
September 30, 2024	795
March 31, 2025	1,944
March 31, 2026	2,080
March 31, 2027	11,498
March 31, 2028	21,834
March 31, 2029	15,937

$55,212

Significant components of the Company’s deferred income tax assets and liabilities are comprised of the following at March 31 (in thousands):

	2009	2008
Net operating losses	$19,641	$16,158
Allowance for doubtful accounts	1,731	2,400
Depreciation and amortization	8,346	968
Other temporary differences	2,508	(148)

Total	32,226	19,378
Valuation allowance	(32,226)	(19,378)

Net deferred income taxes	$—	$—

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
Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (“UTP’s”) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of March 31, 2009. There was no 2008 activity related to unrecognized tax benefits. In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2004 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.
Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under FIN 48.
Note 13 — Employee Benefit Plans
The Company has a 401(K) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to Internal Revenue Services limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for any of the years ended March 31, 2009, 2008 and 2007.
Note 14 — Related Party Transactions
On March 31, 2009, the Company had an outstanding balance of $18,035,000 related to a note payable with JANA dated March 25, 2009. JANA held greater than 15% of the outstanding shares of Company common stock on March 31, 2009. The Company incurred interest expense relating to the debt due JANA in the amounts of $1,688,000, $2,300,000 and $1,900,000 during the years ended March 31, 2009, 2008 and 2007. See “Note 8 — Long-term Obligations” for additional information pertaining to the balances of these debt instruments.
On March 31, 2009, the Company had an outstanding balance of $7,882,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held greater than 15% of the outstanding shares of Company common stock on March 31, 2009. The Company incurred interest expense, including amortization of debt discount, relating to the debt in the amount of $1,753,000 during the year ended March 31, 2009. See “Note 8 — Long-term Obligations” for additional information pertaining to the balances of this debt instrument.
One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and an additional 47,437 shares in February 2008 due to a stock price guarantee provision relating to the acquisition. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone provided such services that were appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $137,000 and $658,000 in revenue during fiscal 2009 and 2008, respectively. The Asset Purchase Agreement with Lunds also included a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal 2007. In March 2009, the Company entered into an Override Agreement with Lunds whereby the Company agreed to pay the post-closing risk-share balance of $457,000 with an initial payment of $50,000 and then eleven monthly equal installments plus interest through February 2010. This amount is included in the current portion of long-term obligations in the accompanying consolidated balance sheet as of March 31, 2009. The Override Agreement also terminated the Management Services Agreement and provided for the granting of 100,000 shares of the Company’s common stock to Lunds.

Another member of the Board of Directors of the Company is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement. In addition, these entities received 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years. These warrants were converted to 1,050,420 shares of common stock in conjunction with the March 25, 2009 debt refinancing, as more fully described in “Note 8 — Long-term Obligations” and “Note 9 — Stockholders’ Equity”.
On September 24, 2007, the Company hired an Executive Vice President of Operations, who was named Chief Operating Officer effective February 9, 2009. This individual has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $1,361,000 and $1,500,000 for fiscal 2009 and 2008, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
Note 15 — Segment Information
The Company reports net revenue from continuing operations and operating income/(loss) from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company’s continuing operations include three segments: Services, Pharmacy and Catalog. Segments include operations engaged in similar lines of business and in some cases, may utilize common back office support services. Prior period segment information has been reclassified in order to conform to the current year presentation.
The Services segment is a national provider of home care services, including skilled and personal care, and medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities. In May 2009, the Company sold its industrial staffing business, which is included in discontinued operations as of March 31, 2009.
The Catalog segment operates a home-health oriented mail-order catalog and related website. In May 2009, the Company sold its HHE business, which sold respiratory and medical equipment throughout the United States. The Catalog and HHE businesses were previously combined as one segment. The HHE business is included in discontinued operations as of March 31, 2009.
The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed™. The Company’s pharmacies in Indiana and Minnesota dispense patient’s prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed™ approach is designed to improve the safety and efficacy of the medications being dispensed. In June 2009, the Company sold its pharmacy dispensing and billing software business, which is included in discontinued operations as of March 31, 2009.

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Revenue, net:
Services	$97,537	$96,589	$99,261
Pharmacy	6,019	5,071	3,638
Catalog	2,576	3,159	3,226

Total revenue	$106,132	$104,819	$106,125

Operating income (loss):
Services	$3,706	$2,196	$2,169
Pharmacy	(26,850)	(1,588)	932
Catalog	(1,093)	(370)	26
Unallocated corporate overhead	(10,011)	(9,485)	(9,029)

Total operating loss	(34,248)	(9,247)	(5,902)

Other income (expenses):
Interest expense, net	4,072	4,317	3,574
Loss on extinguishment of debt	4,487	—	—
Other	75	129	(2)

Net loss before income tax expense	(42,882)	(13,693)	(9,474)
Income tax expense	122	535	138

Net loss from continuing operations	$(43,004)	$(14,228)	$(9,612)

Depreciation and amortization:
Services	$859	$932	$1,285
Pharmacy	732	376	52
Catalog	51	49	38
Corporate	374	503	298

Total depreciation and amortization	$2,016	$1,860	$1,673

Goodwill and intangible asset impairment:
Pharmacy	$22,618	$—	$—
Catalog	893	—	—

Total goodwill and intangible asset impairment	$23,511	$—	$—

	March 31,
	2009	2008	2007

Capital expenditures:
Services	$75	$173	$122
Pharmacy	850	—	—
Catalog	—	43	—
Corporate	150	106	1,007

Total assets	$1,075	$322	$1,129

	March 31,
	2009	2008

Assets:
Services	$39,183	$44,001
Pharmacy	5,514	27,606
Catalog	221	1,195
Unallocated corporate assets	3,017	6,249
Assets of discontinued operations	11,308	19,206

Total assets	$59,243	$98,257

Note 16 — Quarterly Results (Unaudited)
The following table summarizes selected quarterly data of the Company for the years ended March 31, 2008 and 2007 (in thousands, except per share data):

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2009
Revenues, net	$26,778	$26,719	$26,692	$25,943
Gross profit	8,110	8,215	7,873	7,564
Loss from continuing operations	(3,900)	(3,660)	(2,778)	(32,666)
Income (loss) from discontinued operations	612	426	(458)	(4,046)
Net loss	(3,288)	(3,234)	(3,236)	(36,712)
Basic and diluted net loss per share:
(1) Loss from continuing operations	(0.03)	(0.03)	(0.02)	(0.24)
(1) Loss from discontinued operations	0.01	—	—	(0.03)

	$(0.07)	$(0.03)	$(0.02)	$(0.27)

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2008
Revenues, net	$27,535	$26,046	$25,324	$25,914
Gross profit	7,942	7,565	7,543	7,540
Loss from continuing operations	(3,413)	(3,919)	(2,443)	(4,454)
Income (loss) from discontinued operations	(4,015)	(5,257)	(1,260)	1,290
Net loss	(7,428)	(9,175)	(3,703)	(3,093)
Basic and diluted net income (loss) per share:
(1) Loss from continuing operations	(0.03)	(0.03)	(0.02)	(0.04)
(1) Income (loss) from discontinued operations	(0.03)	(0.04)	(0.01)	0.02

	$(0.06)	$(0.07)	$(0.03)	$(0.02)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
The increase in the loss from continuing operations in the fiscal fourth quarter 2009 compared to the three previous quarters was due to the following:
•	Total goodwill and intangible asset impairment expense recognized in the fiscal fourth quarter 2009 of $23,511,000.

•	The loss on extinguishment of debt relating to the March 25, 2009 debt refinancing recognized in the fiscal fourth quarter of $4,237,000.
The increase in the loss from discontinued operations in the fiscal fourth quarter 2009 compared to the three previous quarters was due to the following:
•	Total goodwill and intangible asset impairment expense recognized in the fiscal fourth quarter 2009 of $2,943,000.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED PARENT COMPANY BALANCE SHEETS
(In Thousands)

	March 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,022	$4,701
Prepaid expenses and other current assets	395	121

Total current assets	1,417	4,822
Property and equipment, net	901	835
Other assets	531	0
Investment in subsidiaries	35,751	67,401

Total assets	$38,600	$73,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,031	1,342
Accrued expenses	818	1,418

Total current liabilities	1,849	2,760
Line of credit	—	5,000
Long-term obligations	26,918	15,501

Total liabilities	28,767	23,261

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	9,833	49,797

Total liabilities and stockholders’ equity	$38,600	$73,058

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended March 31,
	2009	2008	2007

Loss from operations	$(10,011)	$(9,488)	$(9,010)

Interest expense	3,146	2,536	1,713
Loss on extinguishment of debt	4,239	—	—

Loss before equity in consolidated subsidiaries	(17,396)	(12,024)	(10,723)
Equity in consolidated subsidiaries	(29,074)	(11,374)	(33,049)

NET LOSS	$(46,470)	$(23,398)	$(43,772)

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED PARENT CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended March 31,
	2009	2008	2007

Operating activities
Net cash used in operating activities	$(6,039)	$(10,086)	$(27,371)

Investing activities
Purchases of property and equipment	(440)	(370)	(706)

Net cash used in investing activities	(440)	(370)	(706)

Financing activities
Proceeds from the issuance of notes payable / line of credit	3,000	5,000	23,564
Payments on notes payable	—	(3,917)	(4,000)
Proceeds from the issuance of common stock, net of fees	—	12,442	9,300
Proceeds from the exercise of stock options/warrants	—	—	495
Payment of fee associated with prior period refinancing	(200)	—	—

Net cash provided by financing activities	2,800	13,525	29,359

Net change in cash and cash equivalents	(3,679)	3,069	1,282
Cash and cash equivalents, beginning of year	4,701	1,632	350

Cash and cash equivalents, end of year	$1,022	$4,701	$1,632

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
NOTE TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X and included herein because the restricted net assets of the consolidated subsidiaries of Arcadia Resources, Inc. (the “Parent Company”) exceed 25% of consolidated net assets. In order to repay its obligations, the Parent Company is dependent upon cash flows from certain subsidiaries without restrictions or through a refinancing or equity transaction. The Parent Company’s 100% investment in its subsidiaries have been recorded using the equity basis of accounting in the accompanying condensed Parent Company financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes the activity and ending balances in the allowance for doubtful accounts from continuing operations (amounts in thousands) for the years ended March 31,:

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Recoveries	Deductions	of Period
2009	$2,507	$1,458	$204	$(783)	$3,386
2008	2,091	663	71	(318)	2,507
2007	1,941	725	143	(718)	2,091