Form 10-Q
period 2009-06-30
ARCADIA RESOURCES, INC
filed 2009-08-13
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (317) 569-8234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2009, 161,255,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517	$1,522
Accounts receivable, net of allowance of $3,571 and $3,386, respectively	14,803	15,679
Inventories, net	841	863
Prepaid expenses and other current assets	1,577	1,764
Current assets of discontinued operations	757	5,458

Total current assets	18,495	25,286
Property and equipment, net	2,180	2,308
Goodwill	17,053	17,053
Acquired intangible assets, net	8,146	8,305
Other assets	629	590
Restricted cash	500	—
Assets of discontinued operations	34	5,850

Total assets	$47,037	$59,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$—	$437
Accounts payable	2,579	2,765
Accrued expenses:
Compensation and related taxes	2,662	2,986
Interest	41	89
Health insurance	524	545
Other	1,046	917
Payable to affiliated agencies	809	1,284
Long-term obligations, current portion	1,235	596
Capital lease obligations, current portion	73	59
Current liabilities of discontinued operations	1,064	2,037

Total current liabilities	10,033	11,715
Lines of credit, less current portion	7,749	10,889
Long-term obligations, less current portion	23,646	26,918
Capital lease obligations, less current portion	64	37

Total liabilities	41,492	49,559

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 161,291,415 shares and 161,249,529 shares issued, respectively	161	161
Additional paid-in capital	136,205	135,920
Accumulated deficit	(130,821)	(126,248)

Total stockholders’ equity	5,545	9,833

Total liabilities and stockholders’ equity	$47,037	$59,392

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended June 30,
	(Unaudited)
	2009	2008

Revenues, net	$26,409	$26,778
Cost of revenues	18,961	18,668

Gross profit	7,448	8,110

Selling, general and administrative	9,666	10,244
Depreciation and amortization	411	459

Total operating expenses	10,077	10,703

Operating loss	(2,629)	(2,593)

Other expenses:
Interest expense, net	838	956
Loss on extinguishment of debt	—	248
Other	36	10

Total other expenses	874	1,214

Loss from continuing operations before income taxes	(3,503)	(3,807)

Income tax expense	93	196

Loss from continuing operations	(3,596)	(4,003)

Discontinued operations:
Income / (loss) from discontinued operations	(1,193)	717
Net gain on disposal	216	—

Net loss from discontinued operations	(977)	717

NET LOSS	$(4,573)	$(3,286)

Weighted average number of common shares outstanding	160,552	131,688

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.03)
Loss from discontinued operations	(0.01)	—

Net loss per share	$(0.03)	$(0.03)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2009	161,249,529	$161	$135,920	$(126,248)	$9,833
Stock-based compensation expense	64,375	—	285	—	285
Cashless exercise of warrants	(22,489)	—	—	—	—
Net loss for the period	—	—	—	(4,573)	(4,573)

Balance, June 30, 2009	161,291,415	$161	$136,205	$(130,821)	$5,545

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three-Month Period Ended
	June 30,
	(Unaudited)
	2009	2008
Operating activities
Net loss for the period	$(4,573)	$(3,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	873	811
Depreciation of property and equipment	531	1,012
Amortization of intangible assets	246	456
Gain on business disposals	(216)	—
Non-cash interest expense	584
Loss on sale of property and equipment	—	10
Amortization of deferred financing costs and debt discounts	52	246
Stock-based compensation expense	285	401
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,750	(792)
Inventories	639	(228)
Other assets	233	1,176
Accounts payable	(547)	(63)
Accrued expenses	(1,146)	625
Due to affiliated agencies	(327)	16
Deferred revenue	—	(9)

Net cash provided by (used in) operating activities	(1,616)	375

Investing activities
Business acquisitions, net of cash acquired	(190)	(363)
Proceeds from business disposal	9,157	—
Increase in restricted cash	(500)	—
Proceeds from disposals of property and equipment	—	19
Purchases of property and equipment	(75)	(264)

Net cash provided by (used in) investing activities	8,392	(608)

Financing activities
Net payments on lines of credit	(3,577)	(3,299)
Payments on notes payable and capital lease obligations	(4,204)	(438)

Net cash used in financing activities	(7,781)	(3,737)

Net change in cash and cash equivalents	(1,005)	(3,970)
Cash and cash equivalents, beginning of period	1,522	6,351

Cash and cash equivalents, end of period	$517	$2,381

Supplementary information:
Cash paid during the period for:
Interest	$209	$480
Income taxes	14	83
Non-cash investing / financing activities:
Capital lease	70	—
Accounts payable converted to notes payable	750	—
Warrants issued in conjunction with line of credit amendment	—	248
Prior period liability satisfied with equity	—	45
Accrued interest converted to notes payable	628	541
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Recent Accounting Pronouncements
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), industrial staffing and retail pharmacy software businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 70 facilities located in 21 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the three-month periods ended June 30, 2009 and 2008, the consolidated statements of cash flows for the three-month periods ended June 30, 2009 and 2008 and the consolidated statement of stockholders’ equity for the three-month period ended June 30, 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2009 included in the Company’s Form 10-K filed with the SEC on July 14, 2009.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentations including the reflection of discontinued operations separately from continuing operations.
Recent Accounting Pronouncements
In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP No. 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP No. 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The Company adopted FSP No. 142-3 on April 1, 2009, resulting in no impact to its consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement on April 1, 2009, resulting in no impact to its consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company adopted SFAS No. 141R on April 1, 2009, and the impact of adopting this pronouncement will be dependent on the future business combinations that the Company may pursue.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires entities to provide disclosure in interim reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the balance sheet. Prior to the issuance of FSP No. FAS 107-1 and APB 28-1, such disclosures were required only in annual reporting periods. As of June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, which was effective for interim periods ending after June 15, 2009. The recorded amounts of the Company’s financial instruments at June 30, 2009 approximate fair value.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on August 13, 2009. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, or liquidity.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162” to become the single source of authoritative nongovernmental U.S. GAAP; all existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 2 — Management’s Plan
Since fiscal 2008, the Company has been focused on the implementation of a new board approved strategic plan designed to focus on expanding certain core businesses; restructuring the Company’s long-term debt; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; and establishing a more disciplined approach to cash management. To date, management has made progress in each of these areas as discussed below.
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
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,157,000 in cash proceeds at the closings. In addition to the cash proceeds received at closing, the transactions included holdback provisions for an additional $1,475,000 in cash, which is to be released over the next 18 months assuming certain criteria are met. Consistent with the terms of the debt agreements described above, the Company paid certain lenders a total of $3,941,000 from the cash proceeds to reduce outstanding debt. The Company plans to use the cash received upon the release of the holdback amounts to further reduce debt. The Company also paid AmerisourceBergen Drug Corporation $1,980,000 from the proceeds of the pharmacy software business divestiture plus an additional $145,000 in order to pay off the outstanding line of credit balance. Cash proceeds received at the closings, net of fees, less amounts used to pay down debt were $2,629,000.
The Company has expanded revenues in the Pharmacy segment over the last three quarters and has seen steady increases in Home Care revenue. Management believes that it will make further progress with implementing its strategic plan during the remainder of fiscal 2010. The Company believes that its focus on two core businesses will enable it to realize operational improvements in both the Services and Pharmacy segments. These planned operational improvements include growth in Home Care revenues, growth in DailyMed revenues, improved gross margins in the Pharmacy segment and more efficient operation of its pharmacy facilities as the DailyMed volumes grow. In addition to these operational improvements, the Company intends to make further reductions in corporate expenses in order to bring these expenses more in line with current and projected revenues.
With the Company’s reduced debt levels (described above) and its focus on two core business platforms, management believes that it would be able to raise additional capital to support operating cash requirements, if necessary, and to fund investment in growth opportunities. This capital could be in the form of debt financing, private equity placements and/or investments in its core business platforms by strategic business partners. At the same time, because of normal fluctuations in the timing of the Company’s cash receipts and disbursements, management is focused on disciplined management of its cash flow. While management believes that it will be successful in managing its cash requirements, and has developed alternatives for addressing short-term cash shortfalls, no assurance can be made that these alternatives can be successfully implemented in the time frame required. In such a case, the Company would need to consider other strategies, including the divestiture of additional assets or business lines, to meet its cash requirements and/or fund its investment in growth opportunities.

Note 3 — Discontinued Operations
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
HHE Operations
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were $503,000, less fees of $24,000. $126,000 of the purchase price is being held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivables for services provided prior to January 2009.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. $475,000 of the purchase price is being held by the buyer to cover the Company’s contingent obligations. The entities sold represented the Southeast region of the Company’s HHE business.
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price is being held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009.
As of May 2009, the Company had sold all of its HHE operations.
Retail Pharmacy Software Business
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less estimated fees of $100,000. $220,000 of the purchase price is being held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in September 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.
The assets and liabilities associated with these discontinued business operations have been classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. The results of the above are reported in discontinued operations in the accompanying consolidated statements of operations, and the prior period consolidated statement of operations have been recast to conform to this presentation. The segment results in Note 11 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included internal employee costs associated with administrative functions, including accounting, information technology, human resources, compliance and contracting as well as external costs for legal fees, insurance, audit fees, payroll processing, and various public-company expenses. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the assets and liabilities of the discontinued operations are presented below (in thousands):

	June 30, 2009
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Total
Assets
Accounts receivable, net of allowance of $845	$139	$431	$—	$570
Prepaid expenses and other current assets	—	103	84	187

Total current assets of discontinued operations	139	534	84	757
Property and equipment, net	—	34	—	34

Total assets of discontinued operations	$139	$568	$84	$791

Liabilities
Accounts payable	$—	$555	$76	$631
Accrued compensation and related taxes	—	43	172	215
Accrued other	80	138	—	218

Total liabilities of discontinued operations	$80	$736	$248	$1,064

	March 31, 2009
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Total
Assets
Accounts receivable, net of allowance of $968	$972	$3,199	$138	$4,309
Inventory, net	—	829	20	849
Prepaid expenses and other current assets	35	175	90	300

Total current assets of discontinued operations	1,007	4,203	248	5,458

Property and equipment, net	17	1,716	132	1,865
Goodwill	—	507	923	1,430
Acquired intangibles assets, net	—	1,822	733	2,555

Total non-current assets of discontinued operations	17	4,045	1,788	5,850

Total assets of discontinued operations	$1,024	$8,248	$2,036	$11,308

Liabilities
Accounts payable	$4	$986	$74	$1,064
Accrued compensation and related taxes	228	350	93	671
Accrued other	84	64	60	208
Long-term obligations, current portion	—	94	—	94

Total current liabilities of discontinued operations	$316	$1,494	$227	$2,037

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues, net:
Services — Industrial Staffing	$1,223	$5,218
Home Health Equipment	1,423	4,832
Pharmacy — Software	356	556

	$3,002	10,606

Earnings (loss) from operations:
Services — Industrial Staffing	$(37)	$475
Home Health Equipment	(1,061)	190
Pharmacy — Software	(95)	52

	$(1,193)	$717

Gain / (loss) on disposal:
Services — Industrial Staffing	$126	$—
Home Health Equipment	120	—
Pharmacy — Software	(30)	—

	$216	$—

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$89	$475
Home Health Equipment	(941)	190
Pharmacy — Software	(125)	52

	$(977)	$717

Note 4 — Goodwill and Acquired Intangible Assets
Goodwill by segment as of June 30 and March 31, 2009 was as follows (in thousands):

	Services	Pharmacy	Catalog	Total
Balance	$14,553	$2,500	$—	$17,053

For tax purposes, goodwill of approximately $24.0 million is amortizable over 15 years. The difference between the book and tax balance of goodwill is due to certain impairment charges incurred for book purposes in previous periods.

Acquired intangible assets consist of the following (in thousands):

	June 30, 2009		March 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$724	$6,664	$682
Customer relationships	4,720	2,514	4,720	2,397

	11,384	$3,238	11,384	$3,079

Less accumulated amortization	(3,238)		(3,079)

Net acquired intangible assets	$8,146		$8,305

Amortization expense for acquired intangible assets included in continuing operations was $159,000 and $301,000 for the three-month periods ended June 30, 2009 and 2008, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of June 30, 2009 was as follows (in thousands):

Remainder of fiscal 2010	$476
Fiscal 2011	571
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Thereafter	5,723

Total	$8,146

Note 4 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At June 30, 2009
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2009	Interest rate
Comerica Bank	August 1, 2011	$10,220	$7,749	$9,126	Prime plus 2.75%
AmerisourceBergen Drug Corporation	September 30, 2010	—	—	2,200	10%

Total lines of credit obligations		$10,220	7,749	11,326

Less current portion			—	(437)

Long-term portion			$7,749	$10,889

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. As of June 30, 2009, advances under the Comerica Bank line of credit agreement cannot exceed the lesser of the revolving credit commitment amount of $19 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios, to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On June 30, 2009, the interest rate on this line of credit agreement was the bank’s prime rate plus 1.0% (4.25%), and the availability under the line was $2,471,000.

RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on the Company’s financial condition. As of June 30, 2009, the Company was in compliance with all financial covenants.
On July 13, 2009, ASI executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The advance formula will remain the same as described above. The amended agreement requires the Company to maintain a deposit account with a minimum balance of $500,000. ASI agreed to the following financial covenants: tangible effective net worth of $2 million as of June 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million. As a result of this amendment, the Company classified the outstanding balance as a long-term liability as of June 30, 2009 and March 31, 2009. As of June 30, 2009, the Company was in compliance with the loan covenants.
AmerisourceBergen Drug Corporation
In connection with the acquisition of PrairieStone in February 2007, PrairieStone entered into a line of credit agreement with AmerisourceBergen Drug Corporation (“ABDC”), which previously maintained an ownership interest in PrairieStone. The line of credit was secured by a security interest in all of the assets of PrairieStone and SSAC, LLC, a wholly-owned subsidiary of the Company, and was guaranteed by the Company.
On June 10, 2009, the Company entered into an amendment to the line of credit agreement. The amendment included terms whereby if the Company paid down the remaining balance outstanding on the line of credit, ABDC would defer the payment of certain inventory purchases up to $750,000 until April 1, 2010, and the deferred balance would accrue interest at 8.0%. Additionally, ABDC agreed to negotiate in good faith the extension of an existing Prime Vendor Agreement relating to the Pharmacy segment which expires in September 2010 and a new credit agreement. On June 11, 2009 and simultaneous with the divestiture of JASCORP, the Company paid ABDC a total of $2,125,000 in order to pay off the line of credit balance. During June 2009, the Company deferred $750,000 in inventory purchasing payments. To date, the Company and ABDC have not yet negotiated the new credit agreement relating to the $750,000 or the Prime Vendor Agreement. The $750,000 is included in current long-term obligation as of June 30, 2009 on the accompanying consolidated balance sheets.

Note 5 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
Note payable to JANA in the amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$16,579	$18,035

Note payable to Vicis Capital Master Fund (“Vicis”) in the amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	6,040	7,882

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,027	1,000

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement date June 10, 2009 bearing an effective interest rate of 8.0% with unpaid accrued interest and principal due in full on April 1, 2010. The note payable is secured by the assets of the Pharmacy segment.	750	—

Post-closing risk share obligation relating to the PrairieStone acquisition due to Lunds, bearing an effective interest rate of 10%, maturing on February 17, 2010 with monthly principal payments of $37,000. The balance is unsecured.	296	408

Note payable, unsecured bearing interest at prime plus 1% due on July 31, 2009.	189	189

Total long-term obligations	24,881	27,514
Less current portion of long-term obligations	(1,235)	(596)

Long-term obligations, less current portion	$23,646	$26,918

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP. Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA. Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively. JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above. The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders.

As of June 30, 2009 future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2010	$485
Fiscal 2011	750
Fiscal 2012	—
Fiscal 2013	23,646

Total	$24,881

The weighted average interest rate of outstanding long-term obligations as of June 30, 2009 and March 31, 2009 and 2008 was 10.0%.
Note 6 — Stockholders’ Equity
Warrants
The following represents warrants outstanding:

				June 30,	March 31,
Description	Exercise Price	Granted	Expiration	2009	2009
Class A	$0.50	May 2004	May 2011	3,593,836	3,593,836
Class B-1	$0.001	September 2005	September 2009	444,444	444,444
Class B-2	$1.20	September 2005	May 2014	44,444	44,444
ABDC issuance	$0.75	June 2008	June 2015	490,000	490,000

				4,572,724	4,572,724

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
During the three-month period ended June 30, 2009, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 B-1 warrants in March 2009. No warrants were exercised during the three-month period ended June 30, 2008.
Note 7 — Contingencies
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

Note 8 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. The total number of shares of common stock that may be issued pursuant to Awards under the 2006 Plan may not exceed an aggregate of 2.5% of the Company’s authorized and unissued shares of common stock as of the date the Plan was approved by the shareholders or 5,000,000 shares. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of June 30, 2009, approximately 200,000 shares were available for grant under the 2006 Plan.
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
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended
	June 30,
Weighted-average	2009	2008
Expected volatility	N/A	73%
Expected dividend yields	N/A	0%
Expected terms (in years)	N/A	4
Risk-free interest rate	N/A	3.19%

Stock option activity for the three-month period ended June 30, 2009 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2009	3,771,225	$0.76
Forfeited or expired	(31,667)	0.71

Outstanding at June 30, 2009	3,739,558	$0.76	3.7	395,608

Exercisable at June 30, 2009	3,196,920	$0.81	4.9	285,396

In fiscal 2009, the Board determined that certain members of executive management would be granted a number of options which would vest over three years. On April 3, 2008, the Board authorized the issuance of one-third of these total option grants for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company has option shares available to do so. Following approval of the Amendment of the Plan as describe above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the executives (an aggregate of 2,253,334 options), such options (i) having an exercise price of $0.72 per share (the closing share price on April 2, 2008), (ii) vesting in equal installments on March 31, 2010 and 2011, and (iii) expiring on January 26, 2016. In the event shareholder approval of the Amendment to the Plan is not received at the next special or annual meeting of the Company’s shareholders, these option grants shall be terminated and voided in all respects and shall not vest or be exercisable by the participants at any time. The 2,253,334 options are not included in the above table, and to date, the Company has not recognized compensation expense associated with these options.
The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 – $0.25	524,000	5.8	$0.25	509,000	$0.25
$0.26 – $1.00	2,446,978	5.9	$0.61	1,919,340	$0.66
$1.01 – $1.50	650,967	3.6	$1.37	650,967	$1.37
$1.51 – $2.25	43,000	3.8	$2.22	43,000	$2.22
$2.92	74,613	4.1	$2.92	74,613	$2.92

Outstanding at June 30, 2009	3,739,558		$0.76	3,196,920	$0.81

The weighted-average grant-date fair value of options granted during the three-month period ended June 30, 2008 was $0.40. No stock options were granted during the three-month period ended June 30, 2009.
No stock options were exercised during either the three-month periods ended June 30, 2009 and 2008.
The Company recognized $185,000 and $206,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended June 30, 2009 and 2008, respectively.
As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $1,039,000, which is expected to be expensed through 2011.

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
The following table summarizes the activity for restricted stock awards during the three-month period ended June 30, 2009:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2009	656,092	$1.41
Vested	(244,375)	1.37
Forfeited	(10,000)	1.48

Unvested at June 30, 2009	401,717	$1.44

During the three-month periods ended June 30, 2009 and 2008, the Company recognized $99,000 and $128,000, respectively, of stock-based compensation expense from all operations related to restricted stock.
During the three-month periods ended June 30, 2009 and 2008, the total fair value of restricted stock vested was $97,000 and $165,000, respectively.
As of June 30, 2009, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $569,000, which is expected to be expensed over a weighted-average period of 1.85 years.
Note 9 — Income Taxes
The Company incurred state and local tax expense of $93,000 and $196,000 during the three-month periods ended June 30, 2009 and 2008, respectively.
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
Note 10 — Related Party Transactions
On June 30, 2009, the Company had an outstanding balance of $16.6 million related to a note payable with JANA dated March 25, 2009. JANA held greater than 15% of the outstanding shares of Company common stock on June 30, 2009. The Company incurred interest expense relating to the debt due JANA in the amounts of $444,000 and $408,000 during the three-month periods ended June 30, 2009 and 2008, respectively. See “Note 5 — Long-term Obligations” for additional information pertaining to this debt instrument.
On June 30, 2009, the Company had an outstanding balance of $6.0 million related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held greater than 15% of the outstanding shares of Company common stock on June 30, 2009. The Company incurred interest expense, including amortization of debt discount, relating to the debt in the amounts of $158,000 and $150,000 during the three-month periods ended June 30, 2009 and 2008, respectively. See “Note 5 — Long-term Obligations” for additional information pertaining this debt instrument.

One of the members of the Board of Directors of the Company has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company. Lunds, Inc. and LFHI Rx, LLC received 2,400,000 shares of Company common stock at the closing of the transaction and an additional 47,437 shares in February 2008 due to a stock price guarantee provision relating to the acquisition. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone provided such services that were appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $27,000 and $64,000 in revenue during the three-month periods ended June 30, 2009 and 2008, respectively. The Asset Purchase Agreement with Lunds also included a “post-closing risk-share” clause whereby PrairieStone will pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal 2007. In March 2009, the Company entered into an Override Agreement with Lunds whereby the Company agreed to pay the post-closing risk-share balance of $457,000 with an initial payment of $50,000 and then eleven monthly equal installments plus interest through February 2010. As of June 30, 2009, the remaining principal balance of $296,000 is included in the current portion of long-term obligations in the accompanying consolidated balance sheets. The Override Agreement also terminated the Management Services Agreement and provided for the granting of 100,000 shares of the Company’s common stock to Lunds.
Another member of the Board of Directors of the Company is the Director of Private Equity of CMS Companies. Entities affiliated with CMS Companies purchased 4,201,681 shares of the Company’s common stock for $5,000,000 as part of the May 2007 private placement. In addition, these entities received 1,050,420 warrants to purchase shares of common stock at $1.75 per share for a period of seven years. These warrants were converted to 1,050,420 shares of common stock in conjunction with the March 25, 2009 debt refinancing.
The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $212,000 and $371,000 for the three-month periods ended June 30, 2009 and 2008, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.

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
The Services segment is a national provider of home care services, including skilled and personal care, and medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities. In May 2009, the Company sold its industrial staffing business, which was previously included in the Services segment and is included in discontinued operations as of June 30, 2009.
The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed. The Company’s pharmacies in Indiana and Minnesota dispense patients’ prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed approach is designed to improve the safety and efficacy of the medications being dispensed. In June 2009, the Company sold its pharmacy dispensing and billing software business, which was previously included in the Pharmacy segment and is included in discontinued operations as of June 30, 2009.
The Catalog segment operates a home-health oriented mail-order catalog and related website. In May 2009, the Company sold its HHE business, which sold respiratory and medical equipment throughout the United States. The Catalog and HHE businesses were previously combined as one segment. The HHE business is included in discontinued operations as of June 30, 2009.

Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three Month Period Ended
	June 30,
	2009	2008
Revenue, net:
Services	$22,680	$25,006
Pharmacy	3,218	1,106
Catalog	511	666

Total revenue	26,409	26,778

Operating income (loss):
Services	$1,207	$1,105
Pharmacy	(1,313)	(851)
Catalog	(38)	9
Unallocated corporate overhead	(2,485)	(2,856)

Total operating income (loss)	(2,629)	(2,593)

Other expenses:
Interest expense, net	838	956
Loss on extinguishment of debt	—	248
Other	36	10

Net loss before income tax expense	(3,503)	(3,807)
Income tax expense	93	196

Net loss from continuing operations	$(3,596)	$(4,003)

Depreciation and amortization:
Services	$193	$282
Pharmacy	87	131
Catalog	—	13
Corporate	131	33

Total depreciation and amortization	$411	$459

	June 30,
	2009	2008
Capital expenditures:
Services	$15	$37
Pharmacy	58	103
Corporate	2	101
Discontinued operations	—	23

Total capital expenditures	$75	$264

	June 30, 2009	March 31, 2009
Assets:
Services	$38,848	$39,183
Pharmacy	5,462	5,514
Catalog	358	221
Unallocated corporate assets	1,578	3,166
Assets of discontinued operations	791	11,308

Total assets	$47,037	$59,392

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on July 14, 2009, which is incorporated herein by this reference.
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

Critical Accounting Policies
See Part II, Item 7 — Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on July 14, 2009 for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.
Three-Month Period Ended June 30, 2009 Compared to the Three-Month Period Ended June 30, 2008
Results of Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended June 30,
	2009	2008
Revenues, net	$26,409	$26,778
Cost of revenues	18,961	18,668

Gross profit	7,448	8,110

Selling, general and administrative expenses	9,666	10,244
Depreciation and amortization	411	459

Total operating expenses	10,077	10,703

Operating loss	(2,629)	(2,593)
Other expenses	874	1,214

Net loss before income tax expense	(3,503)	(3,807)
Income tax expense	93	196

Net loss from continuing operations	$(3,596)	$(4,003)

Weighted average number of shares — basic and diluted	160,552	131,688
Net loss from continuing operations per share — basic and diluted	($0.02)	($0.03)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$22,680	85.9%	$25,006	93.4%	$(2,326)	-9.3%
Pharmacy	3,218	12.2%	1,106	4.1%	2,112	191.0%
Catalog	511	1.9%	666	2.5%	(155)	-23.3%

	26,409	100.0%	26,778	100.0%	(369)	-1.4%

Cost of revenues:
Services	$15,764		$17,399		$(1,635)	-9.4%
Pharmacy	2,863		914		1,949	213.2%
Catalog	334		355		(21)	-5.9%

	18,961		18,668		293	1.6%

		Gross		Gross
		Margin %		Margin %

Gross margins:
Services	6,916	30.5%	7,607	30.4%	(691)	-9.1%
Pharmacy	355	11.0%	192	17.4%	163	84.9%
Catalog	177	34.6%	311	46.7%	(134)	-43.1%

	$7,448	28.2%	$8,110	30.3%	$(662)	-8.2%

The following table summarizes the components of the Services segment revenues for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Home care	$17,688	78.0%	$16,900	67.6%	$788	4.7%
Medical staffing	3,574	15.8%	5,508	22.0%	(1,934)	-35.1%
Travel staffing	1,418	6.2%	2,598	10.4%	(1,180)	-45.4%

Total Services	$22,680	100.0%	$25,006	100.0%	$(2,326)	-9.3%

Services Segment
The Services segment remains the largest source of revenue for the Company. During first quarter of fiscal 2010, home care revenues increased 4.7% over the same period a year ago. A majority of this increase represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.
The growth in home care revenues was more than offset by significant declines in revenue in the medical staffing and travel staffing markets, which declined by 35.1% and 45.4%, respectively, as compared with the prior year quarter. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.

Gross margins in the Services segment remained approximately flat at 30.5% during the three-month period ended June 30, 2009 compared to 30.4% for the prior year quarter. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $2,112,000, or 191%, to $3,218,000 during the first quarter of fiscal 2010 compared to the same period last year. This growth was primarily due to the Company’s DailyMed program. During the third and fourth quarters of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a more rapid pace than in previous quarters, and the Company continues to pursue additional opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care customers and in direct-to-consumer initiatives. The Company expects these growth trends to continue during fiscal 2010 and beyond. The revenue growth over the last several quarters was primarily driven by the Company’s relationship with Indiana Medicaid. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed. Additionally, in June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company will initiate the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The program launch is underway for WellPoint’s high risk members in Virginia and will be rolled out to additional states during the next few quarters.
The costs of revenue in the Pharmacy segment include the cost of medications sold to clients and packaging costs for the DailyMed proprietary dispensing system. The reduction in the gross margin percentage from 17.5% in during the fiscal 2009 first quarter to 11.0% for the quarter ended June 30, 2009 was primarily due to larger than normal inventory adjustment at the Company’s Minnesota pharmacy facility. One of the Company’s primary on-going initiatives is to improve and maximize the Pharmacy segment’s margins. Management has identified various purchasing and operational improvements and believes that Pharmacy margins will improve in future periods.
Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business decreased 23.3% to $511,000 during the three-month period ended June 30, 2009 compared to the same period last year. The decrease in revenue is consistent the Company’s change in approach, which began in mid-2008, with the goal of becoming more profitable in part by mailing fewer catalogs to a more targeted audience. The gross margin decreased to 34.6% for the three-month period ended June 30, 2009 compared to 46.7% for the same period last year primarily due to change in the mix of the products being sold.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	SG&A	2008	SG&A	(Decrease)	(Decrease)

Services	$5,515	57.1%	$6,221	60.7%	$(706)	-11.3%
Pharmacy	1,581	16.4%	912	8.9%	669	73.4%
Catalog	215	2.2%	289	2.8%	(74)	-25.6%
Corporate	2,355	24.4%	2,822	27.5%	(467)	-16.5%

	$9,666	100.0%	$10,244	100.0%	$(578)	-5.6%

SG&A as a % of net revenue	36.6%		38.3%
Services Segment
The Services segment selling, general and administrative expense decreased to $5,515,000 for the three-month period ended June 30, 2009 compared to $6,221,000 for the same period in the prior year. This $706,000, or 11.3%, decrease was primarily due to a $370,000 decrease in commissions paid to the affiliates and a $270,000 decrease in employee costs. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in employee costs was a direct result of the Company’s efforts to reduce headcount in certain areas.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $669,000, or 73.4%, to $1,581,000 during the first quarter of fiscal 2010. In general, the increase in Pharmacy expenses was due to the significant growth in revenue in this segment over the last several quarters. Specifically, total employee costs increased by $328,000 during the three-months ended June 30, 2009 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume. Additionally, the Company used more contract and temporary labor as well as consultants during the current year quarter, and this contributed an additional $53,000 in expense. Bad debt also increased during the quarter by $66,000, which was consistent with the revenue growth. The remaining increase during the current year quarter was due to various other administrative expenses that increased with the growth in revenue and headcount that has occurred over the last three quarters.
Catalog Segment
The Catalog segment selling, general and administrative expensed decreased by $74,000, or 25.6%, during the three-month period ended June 30, 2009. The decrease was primarily due to a $55,000 decrease in the costs to produce and mail catalogs.
Corporate
Corporate selling, general and administrative expenses were not allocated to the discontinued operations for either of the periods ended June 30, 2009 and 2008.
Corporate selling, general and administrative expense decreased to $2,355,000 for the three-month period ended June 30, 2009 compared to $2,822,000 for the same period in the prior year. This $467,000, or 16.5%, decrease was primarily due a decrease in severance costs and professional fees. During the first quarter of the prior fiscal year, the Company recognized $192,000 in severance costs primarily associated with two former executives. No similar expense was recognized during the three-month period ended June 30, 2009. Professional fees decreased primarily due to a decrease in audit-related expenses.
The Company divested of its home health equipment, industrial staffing and retail pharmacy software businesses during the first quarter of fiscal 2010. Subsequent to these divestitures, the Company began to reduce Corporate expenses in order to reduce Corporate overhead for the remaining business lines. These expense reduction initiatives will continue over the next several quarters.

Depreciation and Amortization
The following summarizes depreciation and amortization expense for the three-month periods ended June 30, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$252	$158	$94	59.5%
Amortization of acquired intangible assets	159	301	(142)	-47.2%

	$411	$459	$(48)	-10.5%

Depreciation and amortization of property and equipment increased by approximately $94,000, or 59.5%, during the three-month period ended June 30, 2009 compared to the same period last year. The increase reflects the increase in depreciation associated with various software and Pharmacy equipment acquired during the last year.
Amortization of acquired intangible assets decreased by $142,000, or 47.2%, during the fiscal first quarter 2010 compared to 2009. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy and Catalog segments.
Other Expenses
The following summarizes net interest expense for the three-month periods ended June 30, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)

Interest expense	$845	$974	$(129)	-13.2%
Interest income	(7)	(18)	11	-61.1%

	$838	$956	($118)	-12.3%

Interest expense for the three-month period ended June 30, 2009 decreased by $129,000, or 13.2%, to $845,000 as compared to the same period last year. The average interest bearing liabilities balance (balance of the beginning of the period plus the end of the period divided by two) for fiscal 2010 was $35.9 million compared to $37.8 million for fiscal 2009, which represents a reduction of 5%.
Loss on Extinguishment of Debt
On June 5, 2008, the Company issued AmerisourceBergen 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The warrants were issued in conjunction with obtaining a waiver for a financial covenant violation relating to the AmerisourcBergen line of credit, which was paid in full in June 2009. The fair value of the warrants was determined to be $248,000 and was recorded as a loss on extinguishment of debt during the three-month period ended June 30, 2008. No similar expense was recognized during the three-month period ended June 30, 2009.

Income Taxes
Income tax expense was $93,000 for the three-month period ended June 30, 2009 compared to $196,000 for the three-month period ended June 30, 2008, a decrease of $103,000, or 52.5%. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies.
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
The net loss for the Industrial Staffing discontinued operations was $37,000 for the fiscal first quarter 2010, and the Company recognized an $126,000 gain on the disposal of discontinued operations.
HHE Operations
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were $503,000, less fees of $24,000. $126,000 of the purchase price is being held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivables for services provided prior to January 2009.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. $475,000 of the purchase price is being held by the buyer to cover the Company’s contingent obligations. The entities sold represented the Southeast region of the Company’s HHE business.
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price is being held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009.
As of May 2009, the Company had sold all of its HHE operations.
The net loss for the HHE discontinued operations was $1,061,000 for the fiscal first quarter 2010, and the Company recognized a $120,000 gain on the disposal of discontinued operations.
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management compay to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less estimated fees of $100,000. $220,000 of the purchase price is being held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in September 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer that provides the Company the right to continue to use the software for internal purposes.

The net loss for the Pharmacy discontinued operations was $95,000 for the fiscal first quarter 2010, and the Company recognized a $30,000 loss on the disposal of discontinued operations.
Liquidity and Capital Resources
Since fiscal 2008, the Company has been focused on the implementation of a new board approved strategic plan designed to focus on expanding certain core businesses; restructuring the Company’s long-term debt; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; and establishing a more disciplined approach to cash management. To date, management has made progress in each of these areas as discussed below.
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
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,157,000 in cash proceeds at the closings. In addition to the cash proceeds received at closing, the HHE divestiture transactions included holdback provisions for an additional $1,475,000 in cash, which is to be released over the next 18 months assuming certain criteria are met. Consistent with the terms of the debt agreements described above, the Company paid certain lenders a total of $3,941,000 from the cash proceeds to reduce outstanding debt. The Company plans to use the cash received upon the release of the holdback amounts to further reduce debt. The Company also paid AmerisourceBergen Drug Corporation $1,980,000 from the proceeds of the pharmacy software business divestiture plus an additional $145,000 in order to pay off the outstanding line of credit balance. Cash proceeds received at the closings, net of fees, less amounts used to pay down debt were $2,629,000.
The Company has expanded revenues in the Pharmacy segment over the last three quarters and has seen steady increases in Home Care revenue. Management believes that it will make further progress with implementing its strategic plan during the remainder of fiscal 2010. The Company believes that its focus on two core businesses will enable it to realize operational improvements in both the Services and Pharmacy segments. These planned operational improvements include growth in Home Care revenues, growth in DailyMed revenues, improved gross margins in the Pharmacy segment and more efficient operation of its pharmacy facilities as the DailyMed volumes grow. In addition to these operational improvements, the Company intends to make significant further reductions in corporate expenses in order to bring these expenses more in line with current and projected revenues.
With the Company’s reduced debt levels (described above) and its focus on two core business platforms, management believes that it would be able to raise additional capital to support operating cash requirements, if necessary, and to fund investment in growth opportunities. This capital could be in the form of debt financing, private equity placements and/or investments in its core business platforms by strategic business partners. At the same time, because of normal fluctuations in the timing of the Company’s cash receipts and disbursements, management is focused on disciplined management of its cash flow. While management believes that it will be successful in managing its cash requirements, and has developed alternatives for addressing short-term cash shortfalls, no assurance can be made that these alternatives can be successfully implemented in the time frame required. In such a case, the Company would need to consider other strategies, including the divestiture of additional assets or business lines, to meet its cash requirements and/or fund its investment in growth opportunities.

The following summarizes the Company’s cash flows for the three-month periods ended June 30, (in thousands):

	2009	2008
Net cash provided by (used in) operating activities	$(1,615)	$375
Net cash provided (used in) investing activities	8,392	(608)
Net cash used in financing activities	(7,782)	(3,737)
Net change in cash and cash equivalents	(1,005)	(3,970)
Cash and cash equivalents, end of period	517	2,381
Availability under line of credit agreements	$2,471	$2,022
At June 30, 2009, the Company had $2,988,000 in cash and line of credit availability compared to $4,467,000 at March 31, 2009, a decrease of $1,479,000. The line of credit balance fluctuates based on working capital needs. The line of credit availability is based on the eligible accounts receivable within the Services segment, and subsequent to the divestiture of the industrial staffing business in May 2009, the Services receivables and borrowing based decreased.
Net cash used in operating activities was $1,615,000 for the three-month period ended June 30, 2009 compared to cash flows provided from operating activities of $375,000 for the same period of the prior year. The loss from discontinued operations during the three-month period ended June 30, 2009 accounted for $1,193,000 of the total $4,573,000 net loss during the period. Discontinued operations contributed $717,000 in income during the prior year quarter.
Cash provided by investing activities of $8,392,000 for the three-month period ended June 30, 2009 included $9,157,000 of cash received for the divestitures of the HHE, industrial staffing and retail pharmacy software businesses. This amount was offset by $190,000 in cash payments relating to prior year business acquisitions as well as $75,000 in capital expenditures. Additionally, in conjunction with the Comerica Bank line of credit extension in June 2009, the Company invested $500,000 of restricted cash in order to collateralize the liability. During the three-month period ended June 30, 2008, the Company used $363,000 of cash for business acquisitions and an additional $264,000 for capital expenditures.
Cash used in financing activities of $7,782,000 for the three-month period end June 30, 2009 consisted entirely of debt payments, including the reduction in the outstanding balance on the lines of credit. The Company used $6,050,000 of the cash proceeds from the various business divestitures to pay down amounts due to JANA, Vicis and AmerisourceBergen. Additionally, the Company reduced its balance due Comerica Bank under its line of credit facility by $1,377,000. The reduction in the line of credit balance primarily reflects the reduction in the borrowing base subsequent to the divestiture of the industrial staffing business as the receivables of this business were included in the borrowing base calculation. Cash used in financing activities of $3,737,000 for the three-month period ended June 30, 2008 represents reductions in outstanding debt, including lines of credit.
As of June 30, 2009, the Company had total debt obligations of $32,767,000, of which $16,579,000 was payable to JANA and $6,040,000 was payable to Vicis. Both JANA and Vicis own greater than 15% of the Company’s outstanding common stock. Additionally, the Company had outstanding balances of $7,749,000 and $750,000 due to Comerica Bank and AmerisourceBergen Drug Corporation, respectively.
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The amendment also required the Company to establish a restricted cash at account at Comerica Bank in the amount of $500,000.
Net accounts receivable were $14,803,000 and $15,679,000 at June 30, 2009 and March 31, 2009, respectively. The Services segment accounted for 94% and 95% of total account receivables at June 30, 2009 and March 31, 2009, respectively.

The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the three-month period ended June 30, 2009 was as follows:

Medicare	0%
Medicaid/other government	28%
Commercial insurance	15%
Institution/facilities	35%
Private pay	22%
Recent Accounting Pronouncements
Please see Note 1 — Description of Company and Recent Accounting Pronouncements of this Report for recent accounting pronouncements that may have an impact on the Company’s consolidated financial statements.

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
At March 31, 2009, we reported that we had one material weakness relating to the interpretation and application of certain technical accounting standards. This material weakness specifically related to the accounting for certain non-routine transactions that occurred near the end of the fiscal year and subsequent to year end, including restructuring of our debt refinancing, accounting for discontinued operations, and changes to projections associated with our goodwill impairment valuation.
Since the prior fiscal year end, we have implemented a remediation plan to address the material weakness described above. The Company has taken the following actions to improve internal control over financial reporting: (1) we required all significant or non-routine transactions to be thoroughly researched, analyzed, approved at the appropriate level, and documented by qualified accounting personnel; (2) in addition, all major or non-routine transactions will require the additional review and approval of the Chief Financial Officer; (3) we have also implemented an additional review by subject matter experts for complex accounting estimates and accounting treatment, where appropriate. While all non-routine transactions are unique in nature, we believe that this plan had improved the effectiveness of our internal controls.
As of June 30, 2009, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Other than as described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have a history of operating losses and negative cash flow. While we have achieved positive cash flow from operations in recent quarters, which was partially due to deferring certain interest amounts, net cash flow has been negative, and we continue to follow a very disciplined approach to cash management. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and adversely affect our ability to meet the financial covenants contained in our credit agreement. Further, if we continue to incur operating losses and negative cash flow, we may have to implement significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will also need to, among other things, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations and our ability to operate our business.
Our indebtedness could have important consequences, including, but not limited to:
•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes.
•
We may be unable to plan for, or react to, changes in our business and general market conditions. We may be more vulnerable in a volatile market and at a competitive disadvantage to less leveraged competitors.

•
Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

•	We are subject to the risks that interest rates and our interest expense will increase.
•
Our ability to use operating cash flow in other areas of our business may be limited because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness.

•	Our ability to make investments or take other actions or borrow additional funds may be limited based on the financial and other restrictive covenants in our indebtedness.

•
The amount we are permitted to draw on our revolving credit facilities may be limited and we may be unable to fund our early-stage pharmacy product and patient care services and home care staffing business strategies.

•	We may be forced to implement cost reductions, which could impact our product and service offerings.
•
We may be unable to successfully implement our growth strategy to establish home care staffing business and spread our cost structure over a rapidly growing and larger revenue base and ultimately become profitable.

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
We may not be able to meet the financial covenants contained in our credit facilities, and we may not be able to obtain waivers for any violations of those covenants should they occur.
Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. We were not in compliance with certain financial covenants under our lines of credit as of March 31, 2008, but we received waivers of those non-compliances from our lenders. If there are future covenant violations, our lenders could declare a default under the applicable credit facility and, among other actions, refuse to make additional advances, increase our borrowing costs, further restrict our operations, take possession or control of any asset (including our cash) and demand the immediate repayment of all amounts outstanding under the credit facility. Any of these actions could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance or obtain alternative financing.
In addition to the financial covenants, our existing credit facility with Comerica Bank includes a subjective acceleration clause and requires the Company to maintain a lockbox. Currently, the Company has the ability to control the funds in the deposit account and determine the amount issued to pay down the line of credit balance. The bank reserves the right under the security agreement to request that the indebtedness be on a remittance basis in the future, whether or not an event of default has occurred. If the bank exercises this right, then the Company would be forced to use its cash to pay down this indebtedness rather than for other needs, including day-to-day operations, expansion initiatives or the pay down of debt which accrues interest at a higher rate.
The terms of our credit agreements with various lenders subject us to the risk of foreclosure on certain property.
Our wholly-owned subsidiary RKDA, Inc. granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of its wholly-owned subsidiary Arcadia Services, Inc. Arcadia Services, Inc. and its subsidiaries granted Comerica Bank security interests in all of their assets. Consistent with the terms of the financing agreements with JANA, Vicis and LSP, PrairieStone Pharmacy, LLC will work to provide these lenders a subordinated security interest in its assets. If an event of default occurs under the applicable credit agreements, each lender may, at its option, accelerate the maturity of the debt and exercise its respective right to foreclose on the issued and outstanding capital stock and/or on all of the assets of Arcadia Services, Inc. and its subsidiaries, and/or PrairieStone Pharmacy, LLC and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue operations.

In order to repay our debt obligations, as well as to pursue our growth strategies, we may seek additional equity financing, which could result in dilution to our security holders.
We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. We also plan to continue to expand product and service offerings. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.
To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.
We raised $3.0 million in additional debt financing in March 2009. In addition, through the sale of various non-strategic assets in May and June 2009, we generated $9.1 million in additional cash, $6.0 million of which was used to repay indebtedness. Our cash on hand, combined with presently available lines of credit, may not be adequate to satisfy our cash needs. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
Due to our operating losses during recent fiscal years, our stock could be at risk of being delisted by the NYSE Amex Equities Exchange.
Our stock currently trades on the NYSE Amex Equities Exchange (“Amex”). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. We have sustained net losses and our stock has been trading at relatively low prices. Delisting of our common stock would adversely affect the price and liquidity of our common stock.
Changes in federal and state laws that govern our financial relationships with physicians and other health care providers may impact potential or current referral sources.
We offer certain healthcare-related products and services that are subject to federal and state laws restricting our relationship with physicians and other healthcare providers. Generally referred to as “anti-kickback laws,” these laws prohibit certain direct and indirect payments or other financial arrangements that are designed to encourage the referral of patients to a particular medical services provider. In addition, certain financial relationships, including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as our Company, to whom those physicians refer patients, are prohibited by the federal physician self-referral prohibition, known as the “Stark Law,” and similar state laws. Violations of these laws could lead to fines or sanctions that could have a material adverse effect on our business. In addition, changes in healthcare law or new interpretations of existing laws may have a material impact on our business and results of operations.
We are required to comply with laws governing the transmission of privacy of health information.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our Company and with third parties, such as payors, business associates and consumers. These include standards for common health care transactions, such as claims information, plan eligibility, payment information, the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals and security, privacy and enforcement. New standards and regulations may be adopted governing the use, disclosure and transmission of health information with which we may be required to comply. We could be subject to criminal penalties and civil sanctions if we fail to comply with these standards.

Because we depend on key management, the loss of the services or advice of any of these persons could have a material adverse effect on our business and prospects.
Our success is dependent on our ability to attract and retain qualified and experienced management and personnel. We do not presently maintain key person life insurance for any of our personnel. There can be no assurance that we will be able to attract and retain key personnel in the future, and our inability to do so could have a material adverse effect on us. Our management team will need to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.
We do not have long-term agreements or exclusive guaranteed order contracts with our home care, hospital and healthcare facility clients.
The success of our business depends upon our ability to continually secure new orders from home care clients, hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. We do not have long-term agreements or exclusive guaranteed order contracts with our home care, hospital and healthcare facility clients. We rely on our agencies to establish and maintain positive relationships with these clients. If we, or our agents, fail to maintain positive relationships with our home care, hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected. In addition, many of these clients may have devised strategies to reduce the expenditures on temporary healthcare workers and to limit overall agency utilization. If current pressures to control agency usage continue and escalate, we will have fewer business opportunities, which could harm our business.
Our operations subject us to risk of litigation.
Operating in the homecare industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. These claims may include allegations that we did not properly treat or care for a consumer or that we failed to follow internal or external procedures that resulted in death or harm to a consumer.
In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract management from running our business or irreparably damage our reputation.
A significant decline in sales in our home care and staffing businesses would adversely impact our revenue, operating income and cash flow and our ability to repay indebtedness and invest in new products and services.
Our home care and staffing businesses have traditionally accounted for the majority of our revenue, operating profit and cash flow. Our business strategy is premised upon continued growth in these segments consistent with underlying market trends. While we believe we are well-positioned to increase sales in these segments, there can be no assurance that we will do so. Failure to achieve our sales targets in these market segments would adversely impact our revenue. While operating expense reductions and other actions would be taken in response to a decline in projected sales, there is a risk that such a reduction would adversely affect our projected operating income and cash flow. If this were to occur, we would have less cash available to repay short-term and long-term indebtedness. We may also have to reduce our investment in other segments of the business and modify our business strategy.

Sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives by these payers may reduce our revenues, thereby harming our performance.
In the U.S., healthcare providers and consumers who purchase home care services, prescription drug products and related products and services generally rely on third party payers, such as Medicare and Medicaid, to reimburse all or part of the cost of the healthcare product or service. Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes which lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures. In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.
The markets in which we operate are highly competitive and we may be unable to compete successfully against competitors with greater resources.
We compete in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could harm our net revenue and results of operations. Many of our competitors and potential competitors have more capital and marketing and technical resources than we do. These competitors and potential competitors include large drugstore chains, pharmacy benefits managers, on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMO’s or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than we can to emerging market changes or changes in customer needs. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or clients. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our mail order pharmacy and related businesses.
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
The price of our common stock has been, and will likely continue to be, volatile, which could diminish the ability to recoup an investment, or to earn a return on an investment, in our common stock.
The market price of our common stock has fluctuated over a wide range, and it is likely that it will continue to do so in the future. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of our securities. Due to the volatility of the price of our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our common stock or earn a return on such an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, we would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.

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
The issuance of our preferred stock could materially impact the market price of our common stock and the rights of holders of our common stock.
We are authorized to issue 5,000,000 shares of serial preferred stock, par value $0.001. Shares of preferred stock may be issued from time to time in one or more series as may be determined by our Board of Directors. Except as otherwise provided in our Restated Articles of Incorporation, the Board of Directors has the authority to fix by resolution adopted before the issuance of any shares of each particular series of preferred stock, the designation, powers, preferences, and relative participating, optional and other rights, and the qualifications, limitations, and restrictions of that series. The issuance of our preferred stock could materially impact the price of our common stock and the rights of holders of our common stock, including voting rights. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of our company, despite such change of control being in the best interest of the holders of our common stock. The existence of authorized but unissued preferred stock may enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.
The exercise of common stock warrants and stock options may depress our stock price and may result in dilution to our common security holders.
Warrants to purchase approximately 4.6 million shares of our common stock were issued and outstanding as of June 30, 2009. Options to purchase approximately 3.7 million shares of our common stock were issued and outstanding as of June 30, 2009. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”) allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 5 million shares (2.5% of our authorized shares of common stock as of the date the Plan was approved). The Board of Directors has approved an amendment to the Plan, subject to shareholder approval, which would increase the number of shares authorized to be issued under the Plan to 5.0% of our authorized shares, or 10 million shares. If approved, the Plan would permit the issuance of additional shares of restricted stock or stock options. Following approval of the amendment of the Plan, the Board of Directors granted 2,253,334 options to certain executives. In the event shareholder approval of the amendment to the Plan is not received at the next special or annual meeting of our shareholders, these option grants shall be terminated and voided. These options are in addition to those described above.
If the market price of our common stock is above the exercise price of some of the outstanding warrants or options; the holders of those warrants or options may exercise their warrants or options and sell the common stock acquired upon exercise of such derivative security in the public market. Sales of a substantial number of shares of our common stock in the public market may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will suffer dilution. The exercise price and the number of shares subject to the warrant or option is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.
We depend on our affiliated agencies and our internal sales force to sell our services and products, the loss of which could adversely affect our business.
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

Declines in prescription volumes may negatively affect our net revenues and profitability.
We dispense significant volumes of brand-name and generic drugs and our Pharmacy business, which we expect to be a significant source of our net revenues and profitability. Demand for prescription drugs can be negatively affected by a number of factors, including increased safety risk problems, manufacturing issues, regulatory action, and negative press or media coverage. Certain prescriptions may also be withdrawn by their manufacturer or transition to over-the-counter products. A reduction in the use of prescription drugs may negatively affect our volumes, net revenues, profitability and cash flows.
The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to execute could adversely impact our business.
We depend on our infrastructure, including our information systems, for many aspects of our business operations, particularly our pharmacy operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data and we must maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.
Negative publicity or changes in public perception of our services may adversely affect our ability to receive referrals, obtain new agreements and renew existing agreements.
Our success in receiving referrals, obtaining new agreements and renewing our existing agreements depends upon maintaining our reputation as a quality service provider among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, consumers and their families, other referral sources and the public. Negative publicity, changes in public perceptions of our services or government investigations of our operations could damage our reputation and hinder our ability to receive referrals, retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs and could discourage consumers from using our services. Any of these events could have a negative effect on our business, financial condition and operating results.
Several anti-takeover measures under Nevada law could delay or prevent a change of control, despite such change of control being in the best interest of the holders of our common stock.
Several anti-takeover measures under Nevada law could delay or prevent a change of control, despite such change of control being in the best interest of the holders of our common stock. This could make it more difficult or discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise. This could negatively impact the value of an investment in our common stock, by discouraging a potential suitor who may otherwise be willing to offer a premium for shares of our common stock.

Item 5.	Other Information.
Effective August 12, 2009, the Company entered into amended and restated employment agreements with Marvin R. Richardson, President and Chief Executive Officer, Matthew R. Middendorf, Chief Financial Officer, and Steven L. Zeller, Chief Operating Officer of the Company (the “Executive Officers”). Complete texts of the agreements are attached hereto as exhibits.
In summary, the changes made by the amendments to compensation and benefits of the Executive Officers, whether payable pursuant or in addition to provisions of existing employment agreements, benefit plan award agreements or otherwise (i) expressly document a voluntary 10% reduction in base pay for the period April 1, 2009 to March 31, 2010, (ii) eliminate payment of automobile allowances, (iii) specifically reference each Executive Officer’s eligibility to participate in executive bonus plans approved by the Compensation Committee of the Board of Directors, including the 2008 Executive Performance Based Compensation Plan, (iv) provide that upon termination of employment of the Executive Officer by the Company without cause or by the Executive Officer for good reason (A) each will immediately receive the total amount of their base pay reduction referenced in (i) above in the form of a lump sum payment, (B) each will immediately receive 50% of the pro-rata amount of any incentive bonus plan target award likely to be achieved for the fiscal year in which termination occurs, with the remaining 50% payable within 60 days following the end of that fiscal year, (C) the continuation of base compensation payments to each of Mr. Middendorf and Mr. Zeller will be extended from 6 months to one year, (D) all of Mr. Zeller’s currently unvested restricted stock awards will vest in accordance with their associated award agreement schedule as if employment had continued (previously, a portion would have vested immediately with others forfeited), (E) each will have one year, instead of 90 days, following termination to exercise previously vested stock options, and (F) any unvested stock options will immediately vest, instead of being forfeited, in the event that termination occurs within one year following a “change of control” of the Company as currently defined in the Company’s 2006 Equity Incentive Plan.

Item 6.	Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 13, 2009	By:	/s/ Marvin R. Richardson Marvin R. Richardson
Chief Executive Officer
(Principal Executive Officer) and Director

August 13, 2009	By:	/s/ Matthew R. Middendorf Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 001-32935.

Exhibit
No.	Exhibit Description
10.1	Amended and Restated Employment Agreement dated August 12, 2009, by and between Arcadia Resources, Inc. and Marvin Richardson.
10.2	Amended and Restated Employment Agreement dated August 12, 2009, by and between Arcadia Resources, Inc. and Matthew R. Middendorf.
10.3	Amended and Restated Employment Agreement dated August 12, 2009, by and between Arcadia Resources, Inc. and Steven L. Zeller.
31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.