Form 10-Q
period 2009-09-30
ARCADIA RESOURCES, INC
filed 2009-11-16
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Registrant’s telephone number, including area code: (317) 569-8234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2009, 161,858,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page
No.
Part I: Financial Information

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009	2

Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended September 30, 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2009 and 2008 (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

Part II: Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	42

Item 6. Exhibits	49

Signatures	49

Exhibits

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,522
Accounts receivable, net of allowance of $3,609 and $3,386, respectively	14,454	15,679
Inventories, net	575	863
Prepaid expenses and other current assets	1,154	1,764
Current assets of discontinued operations	117	5,458

Total current assets	16,300	25,286
Property and equipment, net	1,822	2,308
Goodwill	17,053	17,053
Acquired intangible assets, net	7,987	8,305
Other assets	626	590
Restricted cash	500	—
Assets of discontinued operations	29	5,850

Total assets	$44,317	$59,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$—	$437
Accounts payable	2,101	2,765
Accrued expenses:
Compensation and related taxes	2,904	2,986
Interest	69	89
Health insurance	511	545
Other	1,112	917
Payable to affiliated agencies	852	1,284
Long-term obligations, current portion	3,434	596
Capital lease obligations, current portion	67	59
Current liabilities of discontinued operations	590	2,037

Total current liabilities	11,640	11,715
Lines of credit, less current portion	6,715	10,889
Long-term obligations, less current portion	24,242	26,918
Capital lease obligations, less current portion	55	37

Total liabilities	42,652	49,559

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 161,858,403 shares and 161,249,529 shares issued, respectively	162	161
Additional paid-in capital	136,470	135,920
Accumulated deficit	(134,967)	(126,248)

Total stockholders’ equity	1,665	9,833

Total liabilities and stockholders’ equity	$44,317	$59,392

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended		Six Month Period Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Revenues, net	$25,616	$26,719	$52,025	$53,497
Cost of revenues	18,210	18,504	37,171	37,172

Gross profit	7,406	8,215	14,854	16,325

Selling, general and administrative	10,082	10,081	19,748	20,263
Depreciation and amortization	531	613	942	1,072

Total operating expenses	10,613	10,694	20,690	21,335

Operating loss	(3,207)	(2,479)	(5,836)	(5,010)

Other expenses (income):
Interest expense, net	846	1,054	1,684	2,010
Loss on extinguishment of debt	—	—	—	248
Other	(6)	44	30	54

Total other expenses (income)	840	1,098	1,714	2,312

Loss from continuing operations before income taxes	(4,047)	(3,577)	(7,550)	(7,322)

Income tax expense	7	198	100	394

Loss from continuing operations	(4,054)	(3,775)	(7,650)	(7,716)

Discontinued operations:
Income / (loss) from discontinued operations	(255)	540	(1,448)	1,195
Net gain on disposal	163	—	379	—

	(92)	540	(1,069)	1,195

NET LOSS	$(4,146)	$(3,235)	$(8,719)	$(6,521)

Weighted average number of common shares outstanding	161,201,000	133,019,000	160,709,000	132,357,000

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Income from discontinued operations	—	0.01	—	0.01

Net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2009	161,249,529	$161	$135,920	$(126,248)	$9,833
Stock-based compensation expense	120,625	—	551	—	551
Cashless exercise of warrants	488,249	1	(1)	—	—
Net loss for the period	—	—	—	(8,719)	(8,719)

Balance, September 30, 2009	161,858,403	$162	$136,470	$(134,967)	$1,665

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six-Month Period Ended
	September 30,
	(Unaudited)
	2009	2008
Operating activities
Net loss for the period	$(8,719)	$(6,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,155	1,654
Depreciation of property and equipment	912	2,297
Amortization of intangible assets	405	943
Gain on business disposals	(379)	—
Non-cash interest expense	1,224	1,102
Loss on sale of property and equipment	—	55
Amortization of deferred financing costs and debt discounts	121	492
Stock-based compensation expense	551	741
Loss on extinguishment of debt	—	248
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,440	(2,952)
Inventories	904	(611)
Other assets	821	689
Accounts payable	(1,449)	908
Accrued expenses	(956)	781
Due to affiliated agencies	(277)	166
Deferred revenue	—	(19)

Net cash used in operating activities	(3,247)	(27)

Investing activities
Business acquisitions, net of cash acquired	(196)	(429)
Proceeds from business disposal	9,320	356
Increase in restricted cash	(500)	—
Proceeds from disposals of property and equipment	—	19
Purchases of property and equipment	(96)	(462)

Net cash provided by (used in) investing activities	8,528	(516)

Financing activities
Net payments on lines of credit	(4,610)	(2,956)
Proceeds from note payable, net of fees	2,141	—
Payments on notes payable and capital lease obligations	(4,334)	(558)

Net cash used in financing activities	(6,803)	(3,514)

Net change in cash and cash equivalents	(1,522)	(4,057)
Cash and cash equivalents, beginning of period	1,522	6,351

Cash and cash equivalents, end of period	$—	$2,294

Supplementary information:
Cash paid during the period for:
Interest	$322	$485
Income taxes	33	97
Non-cash investing / financing activities:
Capital lease	70	—
Accounts payable converted to notes payable	750	—
Warrants issued in conjunction with line of credit amendment	—	248
Accrued interest converted to notes payable	1,224	—
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Recent Accounting Pronouncements
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare. In May 2009, the Company disposed of its Home Health Equipment (“HHE”), industrial staffing and retail pharmacy software businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 20 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2009, the consolidated statements of operations for the three-month and six-month periods ended September 30, 2009 and 2008, the consolidated statements of cash flows for the six-month periods ended September 30, 2009 and 2008 and the consolidated statement of stockholders’ equity for the six-month period ended September 30, 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period and six-month period ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2009 included in the Company’s Form 10-K filed with the SEC on July 14, 2009.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to current period presentations including the reflection of discontinued operations separately from continuing operations.
Recent Accounting Pronouncements
On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing accounting pronouncements issued by FASB, American Institute of Certified Public Accountants (AICPA), and the Emerging Issues Task Force (EITF). The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.
In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines are effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. There was no impact on the consolidated financial results. We evaluated subsequent events through the date the financial statements were issued, which was November 13, 2009.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009. The recorded amounts of the Company’s financial instruments at September 30, 2009 approximate fair value.
On April 1, 2009, the Company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.
Note 2 — Management’s Plan
Since fiscal 2008, the Company has been focused on the implementation of a board approved strategic plan designed to focus on expanding certain core businesses; restructuring the Company’s long-term debt; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; and establishing a more disciplined approach to cash management. To date, management has made progress in these areas as discussed below.
On March 25, 2009, the Company restructured $24 million of debt with its two largest equity holders and received an additional $3 million in debt financing as part of the transaction. The debt maturity was extended through April 1, 2012, and the Company will continue to have the option to add the accrued interest to the principal balance on a quarterly basis. The debt agreements include a formula for splitting the cash proceeds upon the sale of assets. (See Note 6 — “Long-Term Obligations” for details).
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%.
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,157,000 in cash proceeds at the closings. The Company used $5,921,000 of the proceeds to pay down debt balances due to JANA, Vicis and AmerisourceBergen Drug Corporation. Cash proceeds from all divestitures received at the closings, net of fees, less amounts used to pay down debt were $2,629,000. The transactions included holdback provisions for an additional $1,475,000 in cash, which is to be released assuming certain criteria are met. The Company plans to use the cash received from the release of the holdback amounts to further reduce debt.
As of September 30, 2009, the Company had $3.4 million in cash and line of credit availability.
On November 6, 2009, the Company entered into definitive agreements with certain institutional investors to sell an aggregate of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. The Company will raise $10,154,000 in net proceeds from this transaction, which is expected to be finalized on or before November 17, 2009. Consistent with the terms of the debt agreement dated September 10, 2009, the Company will use $2,400,000 of the net proceeds to pay off the outstanding balance. The remaining $7,754,000 will be used to fund on-going operations (See “Note 13 — Subsequent Event”).
The Company is now focused on improving the performance of its two remaining core business units: Pharmacy and Services. Subsequent to the various divestitures during fiscal first quarter 2010, management believes that its increased focus on the remaining businesses will enable it to realize operational improvements. Within the Pharmacy segment, the Company has significantly expanded revenue over the last 12 months and began to see improvements in the margins during the quarter ended September 30, 2009. The success of the Pharmacy business depends heavily on the continued increase in revenue, continued improvement in margins and the ability to reduce SG&A expenses as a percentage of revenue. Management believes that the Company’s relationships with certain large payers and home care partners will provide the necessary revenue growth to allow the Company to leverage its current SG&A structure, improve margins, and achieve profitability in this segment. The timing and size of the revenue growth will be the primary driver impacting the Pharmacy business’s financial performance over the next several quarters. However, it is expected that the Pharmacy segment will not become profitable and will continue to be a net user of cash throughout fiscal 2010.

Within the Services segment, the Company has seen modest increase in Home Care revenue over the last 12 months. Management continues to explore cost-effective ways to organically grow the Home Care revenue. At the same time, the Company has seen a significant reduction in medical staffing revenue consistent with overall staffing industry trends. The Company has reduced the SG&A in this segment over the last 12 months and will continue to look for additional cost-saving opportunities. Management expects these on-going initiatives to improve the Service segment results during the second half of fiscal 2010 and beyond. At current levels of revenue, it is unlikely that the profitability of the Services segment will be sufficient to offset the losses and cash usage in the Pharmacy segment.
Management believes that the additional cash raised with the November 12, 2009 equity financing will provide the Company with the capital necessary to support operating cash requirements.
Note 3 — Discontinued Operations
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which were paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1,600,000. Such payments, if any, will be recorded as additional gains when earned. The Company retained all accounts receivable for services provided prior to May 29, 2009.
HHE Operations
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were originally estimated to be $503,000, less fees of $24,000. This amount included $126,000 that was to be held back by the buyer to cover certain contingent obligations of the Company. During the three-month period ended September 30, 2009, the Company and the buyer resolved certain claims and the holdback amount of $126,000 was forfeited by the Company. The Company retained all accounts receivables for services provided prior to January 2009.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. In September 2009, the buyer released $160,000 of this amount, which was recognized as an additional gain on the sale. The entities sold represented the Southeast region of the Company’s HHE business.
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
The components of the assets and liabilities of the discontinued operations are presented below (in thousands):

	September 30, 2009
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Total
Assets
Accounts receivable, net of allowance of $516	$—	$—	$9	$9
Prepaid expenses and other current assets	—	30	78	108

Total current assets of discontinued operations	—	30	87	117
Property and equipment, net	—	29	—	29

Total assets of discontinued operations	$—	$59	$87	$146

Liabilities
Accounts payable	$—	$163	$33	196
Accrued compensation and related taxes	—	84	129	213
Accrued other	59	122	—	181

Total liabilities of discontinued operations	$59	$369	$162	$590

	March 31, 2009
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Total
Assets
Accounts receivable, net of allowance of $968	$972	$3,199	$138	$4,309
Inventory, net	—	829	20	849
Prepaid expenses and other current assets	35	175	90	300

Total current assets of discontinued operations	1,007	4,203	248	5,458

Property and equipment, net	17	1,716	132	1,865
Goodwill	—	507	923	1,430
Acquired intangibles assets, net	—	1,822	733	2,555

Total non-current assets of discontinued operations	17	4,045	1,788	5,850

Total assets of discontinued operations	$1,024	$8,248	$2,036	$11,308

Liabilities
Accounts payable	$4	$986	$74	$1,064
Accrued compensation and related taxes	228	350	93	671
Accrued other	84	64	60	208
Long-term obligations, current portion	—	94	—	94

Total current liabilities of discontinued operations	$316	$1,494	$227	$2,037

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues, net:
Services — Industrial Staffing	$—	$4,821	$1,223	$10,039
Home Health Equipment	—	4,855	1,423	9,687
Pharmacy — Software	—	528	348	1,085

	$—	10,204	$2,994	20,811

Income (loss) from operations:
Services — Industrial Staffing	$(8)	$425	$(44)	$837
Home Health Equipment	(189)	124	(1,230)	315
Pharmacy — Software	(58)	(9)	(174)	43

	$(255)	$540	$(1,448)	$1,195

Gain / (loss) on disposal:
Services — Industrial Staffing	$3	$—	$129	$—
Home Health Equipment	160	—	280	—
Pharmacy — Software	—	—	(30)	—

	$163	$—	$379	$—

Income (loss) from discontinued operations:
Services — Industrial Staffing	$(5)	$425	$85	$837
Home Health Equipment	(29)	124	(950)	315
Pharmacy — Software	(58)	(9)	(204)	43

	$(92)	$540	$(1,069)	$1,195

Note 4 — Goodwill and Acquired Intangible Assets
Goodwill by segment as of September 30 and March 31, 2009 was as follows (in thousands):

	Services	Pharmacy	Catalog	Total
Balance	$14,553	$2,500	$—	$17,053

The Company’s policy is to perform its annual impairment analysis during the fourth quarter of the fiscal year end. If actual performance in any reporting unit falls short of expected results, a non-cash impairment charge may be required.
For tax purposes, goodwill of approximately $24.0 million is amortizable over 15 years. The difference between the book and tax balance of goodwill is due to certain impairment charges incurred for book purposes in previous periods.
Acquired intangible assets consist of the following (in thousands):

	September 30, 2009		March 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$765	$6,664	$682
Customer relationships	4,720	2,632	4,720	2,397

	11,384	$3,397	11,384	$3,079

Less accumulated amortization	(3,397)		(3,079)

Net acquired intangible assets	$7,987		$8,305

Amortization expense for acquired intangible assets included in continuing operations was $158,000 and $306,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $318,000 and $607,000 for the six-month periods ended September 30, 2009 and 2008, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of September 30, 2009 was as follows (in thousands):

Remainder of fiscal 2010	$316
Fiscal 2011	571
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Thereafter	5,724

Total	$7,987

Note 5 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At September 30, 2009
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2009	Interest rate
Comerica Bank	August 1, 2011	$10,157	$6,715	$9,126	Prime plus 2.75%
AmerisourceBergen Drug Corporation	September 30, 2010	—	—	2,200	10%

Total lines of credit obligations		$10,157	6,715	11,326

Less current portion			—	(437)

Long-term portion			$6,715	$10,889

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the line of credit agreement cannot exceed the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. On July 13, 2009, ASI executed an amendment to this line of credit agreement, which reduced the total available advances from $19 million to $14 million. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The amendment to the line of credit agreement also requires the Company to maintain a deposit account with a minimum balance of $500,000, and this amount is classified as restricted cash on the Company’s balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On September 30, 2009, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $3,442,000.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc. and Arcadia Products, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on the Company’s financial condition. As of September 30, 2009, the Company was in compliance with all financial covenants.
The July 2009 amendment to the line of credit agreement includes the following financial covenants: tangible effective net worth of $2 million as of September 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million. As of September 30, 2009, the Company was in compliance with the loan covenants.

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
On June 10, 2009, the Company entered into an amendment to the line of credit agreement, which converted the line of credit to a term loan. The amendment included terms whereby if the Company paid down the remaining balance outstanding on the line of credit, ABDC would defer the payment of certain inventory purchases up to $750,000 until April 1, 2010, and the deferred balance would accrue interest at 8.0%. Additionally, ABDC agreed to negotiate in good faith the extension of an existing Prime Vendor Agreement relating to the Pharmacy segment which expires in September 2010 and a new credit agreement. On June 11, 2009 and simultaneous with the divestiture of JASCORP, the Company paid ABDC a total of $2,125,000 in order to pay off the line of credit balance. During June 2009, the Company deferred $750,000 in inventory purchasing payments. To date, the Company and ABDC have not yet negotiated the new credit agreement relating to the $750,000 or the Prime Vendor Agreement. The $750,000 is included in current long-term obligation as of September 30, 2009 on the accompanying consolidated balance sheets.

Note 6 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Note payable to JANA in the amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$16,997	$18,035

Note payable to Vicis Capital Master Fund (“Vicis”) in the amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	6,193	7,882

Notes payable in the aggregate amount of $2.4 million, dated September 10, 2009 with principal due in full on April 1, 2010. The notes payable are unsecured. The amounts reported are net of unamortized original issue discounts of $90,000 on September 30, 2009. The notes include a mandatory repayment provision whereby if the Company raises in excess of $5 million in a debt or equity transaction, the notes would be paid in full.	2,310	—

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,052	1,000

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement dated June 10, 2009 bearing an effective interest rate of 8.0% with unpaid accrued interest and principal due in full on April 1, 2010. The debt is secured by the assets of the Pharmacy segment.	750	—

Post-closing risk share obligation relating to the PrairieStone acquisition due to Lunds, bearing an effective interest rate of 10%, maturing on February 17, 2010 with monthly principal payments of $37,000. The balance is unsecured.	185	408

Other	189	189

Total long-term obligations	27,676	27,514
Less current portion of long-term obligations	(3,434)	(596)

Long-term obligations, less current portion	$24,242	$26,918

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP. Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA. Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively. JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above. The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of September 30, 2009, the Company owes these lenders $1,200,000 before additional proceeds are split between the Company and the lenders.

As of September 30, 2009 future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2010	$284
Fiscal 2011	3,240
Fiscal 2012	—
Fiscal 2013	24,242

27,766
Less — unamortized debt discount	(90)

Total	$27,676

The weighted average interest rate of outstanding long-term obligations as of September 30, 2009 and March 31, 2009 and 2008 was 10.0%.
Note 7 — Stockholders’ Equity
General
On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share from 200,000,000, $0.001 par value per share.
Warrants
The following represents warrants outstanding:

			September 30,	March 31,
Exercise Price	Granted	Expiration	2009	2009
$0.001	September 2005	September 2010	—	444,444
$0.41	April 2009	April 2014	52,800	—
$0.50	May 2004	May 2011	2,299,696	2,436,307
$0.50	May 2004	March 2014	1,104,729	1,104,729
$0.75	June 2008	June 2015	490,000	490,000
$2.25	September 2005	May 2014	44,444	44,444

			3,991,669	4,519,924

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
During the six-month period ended September 30, 2009, 581,055 warrants were exercised on a cashless basis resulting in the issuance of 510,738 shares of common stock. Additionally, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 certain warrants in March 2009. No warrants were exercised during the six-month period ended September 30, 2008.

Note 8 — Stock-Based Compensation
On August 18, 2006, the Board of Directors unanimously approved the Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which was subsequently approved by the stockholders on September 26, 2006. The 2006 Plan provides for grants of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares (collectively “Awards”). The 2006 Plan will terminate and no more Awards will be granted after August 2, 2016, unless terminated by the Board of Directors sooner. The termination of the 2006 Plan will not affect previously granted Awards. All non-employee directors, executive officers and employees of the Company and its subsidiaries are eligible to receive Awards under the 2006 Plan. As of September 30, 2009, approximately 200,000 shares were available for grant under the 2006 Plan.
On January 27, 2009, the Board of Directors approved and adopted the Second Amendment (the “Amendment”) to the 2006 Plan, and the Amendment was approved by the stockholders on October 14, 2009. The Amendment increased the number of shares available to be issued under the Plan to 5% of the Company’s authorized shares of common stock or 15 million shares.
Stock Options
Prior to the adoption of the 2006 Plan, stock options were granted to certain members of management and the Board of Directors. The terms of these options varied depending on the nature and timing of the grant. The maximum contractual term for the options granted to date is seven years.
The fair value of each stock option award is estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company estimated the volatility of its common stock by using historical stock price volatility. The Company based the risk-free interest rate that it uses in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The expected life of employee stock options represents the calculation using the “simplified” method for “plain vanilla” options applied consistently to all “plain vanilla” options. Due to a lack of adequate historical experience to provide a reasonable estimate, the Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life. For the expected option life, the Company has “plain-vanilla” stock options, and therefore uses a simple average of the vesting period and the contractual term for options. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
Weighted-average	2009	2008	2009	2008
Expected volatility	85%	N/A	78%	74%
Expected dividend yields	0%	N/A	0%	0%
Expected terms (in years)	4	N/A	4	4
Risk-free interest rate	2.59%	N/A	2.64%	3.23%

Stock option activity for the six-month period ended September 30, 2009 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2009	3,771,225	$0.76
Granted	35,000	0.67
Forfeited or expired	(332,250)	1.12

Outstanding at September 30, 2009	3,473,975	$0.72	5.1	$1,668

Exercisable at September 30, 2009	3,129,400	$0.75	4.9	$1,435

In fiscal 2009, the Board determined that certain members of executive management would be granted a number of options which would vest over three years. On April 3, 2008, the Board authorized the issuance of one-third of these total option grants for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company has option shares available to do so. Following approval of the Amendment of the Plan as describe above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the executives (an aggregate of 2,253,334 options), such options (i) having an exercise price of $0.72 per share (the closing share price on April 2, 2008), (ii) vesting in equal installments on March 31, 2010 and 2011, and (iii) expiring on January 26, 2016. At the annual meeting on October 14, 2009, the shareholders approved the Amendment to the Plan. Therefore, the 2,253,334 options were granted in third quarter of fiscal 2010 and are not included in the above table, which presents activity through September 30, 2009.
The following table summarizes information about stock options outstanding at September 30, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 – $0.25	516,000	4.1	$0.25	508,000	$0.25
$0.26 – $1.00	2,389,395	4.8	$0.61	2,052,820	$0.64
$1.01 – $1.50	450,967	3.3	$1.34	450,967	$1.34
$1.51 – $2.25	43,000	3.6	$2.22	43,000	$2.22
$2.92	74,613	3.8	$2.92	74,613	$2.92

Outstanding at September 30, 2009	3,473,975		$0.72	3,129,400	$0.75

The weighted-average grant-date fair value of options granted during the six-month period ended September 30, 2009 and 2008 was $0.43 and $0.85, respectively.
No stock options were exercised during either the six-month periods ended September 30, 2009 and 2008.
The Company recognized $178,000 and $222,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended September 30, 2009 and 2008, respectively, and $363,000 and $428,000 during the six-month periods ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $$873,000, which is expected to be expensed through 2011.

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
The following table summarizes the activity for restricted stock awards during the three-month period ended September 30, 2009:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2009	476,092	$1.45
Vested	(120,625)	1.40
Forfeited	(10,000)	1.48

Unvested at September 30, 2009	345,467	$1.42

During the three-month periods ended September 30, 2009 and 2008, the Company recognized $88,000 and $117,000, respectively, of stock-based compensation expense from all operations related to restricted stock. During the six-month periods ended September 30, 2009 and 2008, the Company recognized $187,000 and $245,000, respectively, of stock-based compensation expense from all operations related to restricted stock.
During the six-month periods ended September 30, 2009 and 2008, the total fair value of restricted stock vested was $422,000 and $318,000, respectively.
As of September 30, 2009, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $481,000, which is expected to be expensed over a weighted-average period of 1.62 years.
Note 9 — Contingencies
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
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the resolution of such actions will materially affect the Company’s business.
Note 10 — Income Taxes
The Company incurred state and local tax expense of $7,000 and $198,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and $100,000 and $394,000 during the six-month periods ended September 30, 2009 and 2008, respectively.
A valuation allowance is required to be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.

Note 11 — Related Party Transactions
On September 30, 2009, the Company had an outstanding balance of $17.0 million related to a note payable with JANA dated March 25, 2009. JANA held greater than 15% of the outstanding shares of the Company’s common stock on September 30, 2009. The Company incurred interest expense relating to the debt due to JANA in the amounts of $418,000 and $423,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and $862,000 and $831,000 during the six-month periods ended September 30, 2009 and 2008, respectively. See “Note 6 — Long-term Obligations” for additional information pertaining to this debt instrument.
On September 30, 2009, the Company had an outstanding balance of $6.2 million related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held greater than 15% of the outstanding shares of the Company’s common stock on September 30, 2009. The Company incurred interest expense, relating to debt due to Vicis in the amounts of $152,000 and $133,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and $310,000 and $265,000 during the six-month periods ended September 30, 2009 and 2008, respectively. See “Note 6 — Long-term Obligations” for additional information pertaining to this debt instrument.
One of the members of the Board of Directors of the Company, who resigned effective November 4, 2009, has minority ownership interests in each of Lunds, Inc. and LFHI Rx, LLC and serves as the Chairman and CEO of Lunds, Inc. These two entities held an ownership interest in PrairieStone prior to its acquisition by the Company and held approximately 2% of the outstanding shares of the Company’s common stock on September 30, 2009. Immediately prior to Company’s acquisition of PrairieStone, PrairieStone closed on the sale of the assets of fifteen retail pharmacies located within grocery stores owned and operated by Lunds, Inc. and Byerly’s, Inc. to Lunds, Inc., which transaction included execution of a five-year Management Services Agreement and a five-year Licensed Services Agreement between Lunds, Inc. and PrairieStone. Under the terms of the Management Services Agreement, PrairieStone provided such services that were appropriate for the day-to-day management of the pharmacies. In conjunction with these two agreements, the Company recognized $25,000 and $62,000 in revenue during the three-month periods ended September 30, 2009 and 2008, respectively, and $52,000 and $126,000 during the six-month periods ended September 30, 2009 and 2008, respectively. The Asset Purchase Agreement with Lunds also included a “post-closing risk-share” clause whereby PrairieStone was to pay Lunds 50% of the first two years’ losses, if any, up to a cumulative total loss of $914,000. $457,000 was accrued during the fiscal 2007. In March 2009, the Company entered into an Override Agreement with Lunds whereby the Company agreed to pay the post-closing risk-share balance of $457,000 with an initial payment of $50,000 and then eleven monthly equal installments plus interest through February 2010. As of September 30, 2009, the remaining principal balance of $185,000 is included in the current portion of long-term obligations in the accompanying consolidated balance sheets. The Override Agreement also terminated the Management Services Agreement and provided for the granting of 100,000 shares of the Company’s common stock to Lunds.
The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $200,000 and $348,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $411,000 and $722,000 for the six-month periods ended September 30, 2009 and 2008, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.

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
The Services segment is a national provider of home care services, including skilled and personal care, and medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities. In May 2009, the Company sold its industrial staffing business, which was previously included in the Services segment and is included in discontinued operations as of September 30, 2009.
The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed. The Company’s pharmacies in Indiana and Minnesota dispense patients’ prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed approach is designed to improve the safety and efficacy of the medications being dispensed. In June 2009, the Company sold its pharmacy dispensing and billing software business, which was previously included in the Pharmacy segment and is included in discontinued operations as of September 30, 2009.
The Catalog segment operates a home-health oriented mail-order catalog and related website. In May 2009, the Company sold its HHE business, which sold respiratory and medical equipment throughout the United States. The Catalog and HHE businesses were previously combined as one segment. The HHE business is included in discontinued operations as of September 30, 2009.

Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three Month Period Ended		Six Month Period Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue, net:
Services	$21,709	$24,824	$44,389	$49,831
Pharmacy	3,409	1,214	6,627	2,319
Catalog	498	681	1,009	1,347

Total revenue	25,616	26,719	52,025	53,497

Operating income (loss):
Services	$1,036	$1,103	$2,243	$2,269
Pharmacy	(1,564)	(1,024)	(2,877)	(1,875)
Catalog	7	(9)	(31)	1
Unallocated corporate overhead	(2,686)	(2,549)	(5,171)	(5,405)

Total operating income (loss)	(3,207)	(2,479)	(5,836)	(5,010)

Other expenses:
Interest expense, net	846	1,054	1,684	2,010
Loss on extinguishment of debt	—	—	—	248
Other	(6)	44	30	54

Net loss before income tax expense	(4,047)	(3,577)	(7,550)	(7,322)
Income tax expense	7	198	100	394

Net loss from continuing operations	$(4,054)	$(3,775)	$(7,650)	$(7,716)

Depreciation and amortization:
Services	$191	$277	$385	$559
Pharmacy	206	239	293	370
Catalog	—	13	—	26
Corporate	134	84	264	117

Total depreciation and amortization	$531	$613	$942	$1,072

	September 30,
	2009	2008
Capital expenditures:
Services	$26	$66
Pharmacy	61	82
Corporate	7	115
Discontinued operations	2	199

Total capital expenditures	$96	$462

	September 30, 2009	March 31, 2009
Assets:
Services	$37,526	$39,183
Pharmacy	5,024	5,514
Catalog	189	221
Unallocated corporate assets	1,432	3,166
Assets of discontinued operations	146	11,308

Total assets	$44,317	$59,392

Note 13 — Subsequent Event
On November 6, 2009, the Company entered into definitive agreements with certain institutional investors to sell 15,857,141 units for $0.70 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.45 shares of common stock. The Company will issue 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. The transaction is expected to be finalized on or before November 17, 2009.
The warrants, which have an exercise price of $0.95, cannot be exercised until six months and one day after the original issuance date and expire five years after they first become exercisable.
Expenses associated with the transaction, which include a 6.5% placement agent fee, are expected to be approximately $946,000 resulting in anticipated net proceeds of $10,154,000. Consistent with the terms of the debt agreement entered into on September 10, 2009, the Company will use $2,400,000 of the net proceeds to pay off certain outstanding debt.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six month periods ended September 30, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009 and Form 10-Q for the period ended June 30, 2009 filed with the SEC on July 14, 2009 and August 13, 2009, respectively, which are incorporated herein by this reference.
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
Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare. In May 2009, the Company disposed of its Home Health Equipment (“HHE”), industrial staffing and retail pharmacy software businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 20 states. The Company operates pharmacies in Indiana and Minnesota and has customer service centers in Michigan and Indiana.

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
Three-Month Period Ended September 30, 2009 Compared to the Three-Month Period Ended September 30, 2008
Results of Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended September 30,
	2009	2008
Revenues, net	$25,616	$26,719
Cost of revenues	18,210	18,504

Gross profit	7,406	8,215

Selling, general and administrative expenses	10,082	10,081
Depreciation and amortization	531	613
Total operating expenses	10,613	10,694

Operating loss	(3,207)	(2,479)
Other expenses	840	1,098

Net loss before income tax expense	(4,047)	(3,577)
Income tax expense	7	198

Net loss from continuing operations	$(4,054)	$(3,775)

Weighted average number of shares — basic and diluted	161,201,000	133,019,000
Net loss from continuing operations per share — basic and diluted	$(0.03)	$(0.03)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$21,709	84.7%	$24,824	92.9%	$(3,115)	-12.5%
Pharmacy	3,409	13.3%	1,214	4.5%	2,195	180.8%
Catalog	498	2.0%	681	2.6%	(183)	-26.9%

	25,616	100.0%	26,719	100.0%	(1,103)	-4.1%

Cost of revenues:
Services	$15,028		$17,113		$(2,085)	-12.2%
Pharmacy	2,895		1,012		1,883	186.1%
Catalog	287		379		(92)	-24.3%

	18,210		18,504		(294)	-1.6%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	6,681	30.8%	7,711	31.1%	(1,030)	-13.4%
Pharmacy	514	15.1%	202	16.6%	312	154.5%
Catalog	211	42.4%	302	44.3%	(91)	-30.1%

	$7,406	28.9%	$8,215	30.7%	$(809)	-9.8%

The following table summarizes the components of the Services segment revenues for the three-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Home care	$17,255	79.5%	$17,451	70.3%	$(196)	-1.1%
Medical staffing	3,127	14.4%	4,985	20.1%	(1,858)	-37.3%
Travel staffing	1,327	6.1%	2,388	9.6%	(1,061)	-44.4%

Total Services	$21,709	100.0%	$24,824	100.0%	$(3,115)	-12.5%

Services Segment
The Services segment remains the largest source of revenue for the Company. Home care revenue as a percentage of Services revenue continues to increase, reaching 79.5% of revenue during the second quarter of fiscal 2010. Home care revenues fell by $196,000, or 1.1%, from $17.451,000 to $17,255,000 over the same period a year ago. The modest decline was principally caused by reductions in reimbursement per billable hour in some state-sponsored home care programs and by a revenue decline in Michigan, one of the Company’s largest home care markets, due largely to economic conditions reducing the number of billable hours during the period.

The negative trends in the medical staffing and travel staffing markets continued in the fiscal second quarter 2010. Medical staffing and travel staffing declined by 37.3% and 44.4%, respectively, as compared with the prior year quarter. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.
Gross margin in the Home Care and Medical Staffing business of 30.8% was essentially flat compared with the 31.0% gross margin in same quarter a year ago. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona and California; a reduction in the percentage of business generated in some of the company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $2,195,000, or 180.8%, to $3,409,000 during the second quarter of fiscal 2010 compared to the same period last year. This growth was driven by the Company’s DailyMed program. During the third and fourth quarters of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a more rapid pace than in previous quarters, and the Company continues to pursue additional opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care customers and in direct-to-consumer initiatives. The Company expects these growth trends to continue during fiscal 2010 and beyond. The revenue growth over the last several quarters was primarily driven by the Company’s relationship with Indiana Medicaid. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed. Additionally, in June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company will initiate the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August, and the Company began recognizing revenue from these patients in September. The program is expected to be rolled out to WellPoint’s California patients during fiscal third quarter 2010 with revenue beginning to be recognized in fiscal fourth quarter 2010. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.
The costs of revenue in the Pharmacy segment include the cost of medications and other products sold to clients and packaging costs for the DailyMed proprietary dispensing system. Gross margins for the quarter ended September 30, 2009 were 15.1% compared to 16.6% for the prior year quarter. Part of this decline reflects the different payer/patient mix in the Indianapolis, Indiana pharmacy compared to the payer/patient mix serviced when the pharmacy was located in Paducah, Kentucky. In addition, there is a different brand/generic product mix for the patients being serviced, which impacts margins quarter over quarter. Margins improved during the most recent quarter to 15.1% from 11.0% in the first quarter of fiscal 2010. Several factors contributed to this improvement, including changes in adjudication/billing procedures, utilization of group purchasing organization (GPO) contracts resulting in lower drug acquisition costs, and a reduction in inventory adjustments.

Effective September 26, 2009, a federal court required the two industry publishers of average wholesale prices (AWP) to reduce AWPs on some 1,400 brand drugs. This was the result of a settlement of litigation by third parties against these publishers challenging the establishment of AWPs on these products. AWPs are regularly used as a basis for establishing the reimbursement received by pharmacies for products dispensed. Some of the Company’s contracts for reimbursement, and some of the reimbursement policies of other payers, are based on discounts off of the published AWP. The industry publishers of AWPs have also decided to extend the reduction of AWPs to a much broader group of drugs than the list covered by the litigation settlement. Most commercial payers are adjusting their reimbursement formulas to compensate for the reduction in AWPs and the Company is in the process of amending agreements with these payers to reflect the new reimbursement formulas. In addition, some state-sponsored programs are adopting modifications to their reimbursement formulas to ensure a similar level of reimbursement to pharmacies after the change in AWPs as before the change. For payers adopting these adjustments, no material impact on the Company’s reimbursement is expected. However, some payers, including the Indiana Medicaid program, have not adjusted their reimbursement formulas to account for the lower AWPs and, consequently, the Company is receiving a reduced level of reimbursement on some products effective September 26, 2009. The Company is evaluating the impact of these reimbursement changes on its business but it is likely that the net impact will be to reduce revenue and decrease gross margins on some portion of the Pharmacy segment business. In addition, various proposals in the national health care reform efforts propose modifications to the manner in which various federally-funded and state-sponsored programs reimburse pharmacies for dispensing product. Certain of these proposals could have the effect of negatively impacting net revenue and gross margins in future periods.
Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business decreased 26.7% to $498,000 during the three-month period ended September 30, 2009 compared to the same period last year. The decrease in revenue is due in part to the reduction in catalog mailing to a more targeted audience, and in part due to economic conditions as virtually all of this business is cash and/or credit business. The gross margin decreased to 42.3% for the three-month period ended September 30, 2009 compared to 44.3% for the same period last year primarily due to change in the mix of the products being sold.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	SG&A	2008	SG&A	(Decrease)	(Decrease)

Services	$5,454	54.1%	$6,330	62.8%	$(876)	-13.8%
Pharmacy	1,873	18.6%	988	9.8%	885	89.6%
Catalog	204	2.0%	298	3.0%	(94)	-31.5%
Corporate	2,551	25.3%	2,465	24.4%	86	3.5%

	$10,082	100.0%	$10,081	100.0%	$1	0.0%

SG&A as a % of net revenue	39.4%		37.7%
Services Segment
The Services segment selling, general and administrative expense decreased to $5,454,000 for the three-month period ended September 30, 2009 compared to $6,330,000 for the same period in the prior year. This $876,000, or 13.8%, decrease was primarily due to a $388,000 decrease in commissions paid to the affiliates and a $384,000 decrease in employee costs. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in employee costs was a direct result of the Company’s efforts to reduce headcount in certain areas.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $885,000, or 89.6%, to $1,873,000 during the second quarter of fiscal 2010. In general, the increase in Pharmacy expenses was due to the recent growth in revenue in this segment, as well as the continued investment in infrastructure in advance of the anticipated revenue growth during the next several quarters, primarily resulting from the WellPoint arrangement. Specifically, total employee costs increased by $463,000 during the three-month period ended September 30, 2009 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume. Additionally, the Company used more contract and temporary labor as well as consultants during this high growth period, and this contributed an additional $104,000 in expense. The remaining increase during the current year quarter was due to various other variable administrative expenses, such as bad debt and shipping, that increased with the growth in revenue.
The DailyMed program includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions and medication therapy management (MTM) services. The Company makes a significant investment in these services as they are a key part to achieving the patient benefits and health care cost reductions associated with DailyMed. The Company’s business model contemplates that payers will be willing to share some of these cost savings as they are realized. The Company has elected to provide these services to Indiana Medicaid customers without a cost-sharing arrangement as Indiana Medicaid has entered into a research agreement with the Purdue University School of Pharmacy to study DailyMed’s ability to reduce total health care costs. The Company currently has a cost-sharing arrangement with WellPoint, which has specific target savings and trigger dates. This revenue will not be realized until certain points in time in the future. As cost sharing agreements become a more significant part of the Company’s revenue, management anticipates overall profitability will improve.

Catalog Segment
The Catalog segment selling, general and administrative expense decreased by $94,000, or 31.5%, during the three-month period ended September 30, 2009. The decrease was primarily due to a $88,000 decrease in the costs to produce and mail catalogs.
Corporate
Corporate selling, general and administrative expense increased to $2,551,000 for the three-month period ended September 30, 2009 compared to $2,465,000 for the same period in the prior year. This $86,000, or 3.5%, increase was due to a $230,000 increase in legal fees and $117,000 increase in other professional fees. The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. The timing and cost of these issues are often erratic, and the increase in legal fees reflects a period of higher activity. The increase in professional fees was due to certain audit-related costs and fees for investment bank advisor services incurred during the current year quarter. These increases were partially offset by a $113,000 decrease in employee costs, which reflects reductions in headcount.
The Company divested of its home health equipment, industrial staffing and retail pharmacy software businesses during the first quarter of fiscal 2010. Subsequent to these divestitures, the Company began to reduce Corporate expenses in order to reduce overhead for the remaining business lines. These expense reduction initiatives will continue over the next several quarters and will primarily focus on employee costs and professional fees.
Depreciation and Amortization
The following summarizes depreciation and amortization expense for the three-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$372	$307	$65	21.2%
Amortization of acquired intangible assets	159	306	(147)	-48.0%

	$531	$613	$(82)	-13.4%

Depreciation and amortization of property and equipment increased by approximately $65,000, or 21.2%, during the three-month period ended September 30, 2009 compared to the same period last year. The increase reflects the increase in depreciation associated with various software and Pharmacy equipment acquired during the last year.
Amortization of acquired intangible assets decreased by $147,000, or 48.0%, during the fiscal second quarter 2010 compared to fiscal 2009. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy and Catalog segments, which ultimately reduced future amortization expense.
Other Expenses
The following summarizes net interest expense for the three-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Interest expense	$850	$1,068	$(218)	-20.4%
Interest income	(4)	(14)	10	-71.4%

	$846	$1,054	$(208)	-19.7%

Interest expense for the three-month period ended September 30, 2009 decreased by $218,000, or 20.4%, to $850,000 as compared to the same period last year. The average interest bearing liabilities balance (balance of the beginning of the period plus the end of the period divided by two) for fiscal 2010 was $33.6 million compared to $36.9 million for fiscal 2009, which represents a reduction of 8.9%. The overall reduction of debt combined with the timing of the reductions resulted in the decrease in interest expense.
Income Taxes
Income tax expense was $7,000 for the three-month period ended September 30, 2009 compared to $198,000 for the three-month period ended September 30, 2008, a decrease of $191,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. The majority of the prior period expense related to the estimated tax liability in Michigan associated with the industrial staffing business, which was divested of by the Company in May 2009.
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
Loss from Discontinued Operations
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which were paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1.6 million. Such payments, if any, will be recorded as additional gains when earned. The Company retained all accounts receivable for services provided prior to May 29, 2009.
For the three-month period ended September 30, 2009, the net loss for the Industrial Staffing discontinued operations was $8,000, and the Company recognized an additional $3,000 gain on the disposal of discontinued operations.
HHE Operations
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were originally estimated to be $503,000, less fees of $24,000. This amount included $126,000 that was to be held back by the buyer to cover certain contingent obligations of the Company. During the three-month period ended September 30, 2009, the Company and the buyer resolved certain claims and the holdback amount of $126,000 was forfeited by the Company. The Company retained all accounts receivables for services provided prior to January 2009.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. In September 2009, the buyer released $160,000 of this amount, which was recognized as an additional gain on the sale. The entities sold represented the Southeast region of the Company’s HHE business.
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
For the three-month period ended September 30, 2009, the net loss for the HHE discontinued operations was $189,000 and the Company recognized an additional $160,000 gain on the disposal of discontinued operations. The gain represents the release of the first holdback payment received in September 2009.
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
For the three-month period ended September 30, 2009, the net loss for the Pharmacy discontinued operations was $58,000.
Six-Month Period Ended September 30, 2009 Compared to the Six-Month Period Ended September 30, 2008
Results of Continuing Operations, (in thousands, except share amounts)

	Six-Month Period
	Ended September 30,
	2009	2008
Revenues, net	$52,025	$53,497
Cost of revenues	37,171	37,172

Gross profit	14,854	16,325

Selling, general and administrative expenses	19,748	20,263
Depreciation and amortization	942	1,072

Total operating expenses	20,690	21,335

Operating loss	(5,836)	(5,010)
Other expenses	1,714	2,312

Net loss before income tax expense	(7,550)	(7,322)
Income tax expense	100	394

Net loss from continuing operations	$(7,650)	$(7,716)

Weighted average number of shares — basic and diluted	160,709,000	132,357,000
Net loss from continuing operations per share — basic and diluted	$(0.05)	$(0.06)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the six-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$44,389	85.3%	$49,831	93.1%	$(5,442)	-10.9%
Pharmacy	6,626	12.7%	2,319	4.3%	4,307	185.7%
Catalog	1,010	2.0%	1,347	2.6%	(337)	-25.0%

	52,025	100.0%	53,497	100.0%	(1,472)	-2.8%

Cost of revenues:
Services	$30,792		$34,513		$(3,721)	-10.8%
Pharmacy	5,757		1,925		3,832	199.1%
Catalog	622		734		(112)	-15.3%

	37,171		37,172		(1)	0.0%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	13,597	30.6%	15,318	30.7%	(1,721)	-11.2%
Pharmacy	869	13.1%	394	17.0%	475	120.6%
Catalog	388	38.4%	613	45.5%	(225)	-36.7%

	$14,854	28.6%	$16,325	30.5%	$(1,471)	-9.0%

The following table summarizes the components of the Services segment revenues for the six-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Home care	$34,943	78.7%	$34,349	68.9%	$594	1.7%
Medical staffing	6,702	15.1%	10,495	21.1%	(3,793)	-36.1%
Travel staffing	2,744	6.1%	4,987	10.0%	(2,243)	-45.0%

Total Services	$44,389	100.0%	$49,831	100.0%	$(5,442)	-10.9%

Services Segment
The Services segment remains the largest source of revenue for the Company. Home care revenue as a percentage of Services revenue continues to increase, reaching 78.7% of revenue during the six-month period ended September 30, 2009. Home care revenues increased by $594,000, or 1.7%, from $34,349,000 to $34,943,000 over the same period a year ago.
The increases in home care revenue were more than offset by the declines in revenue in the medical staffing and travel staffing markets, which declined by 36.1% and 45.0%, respectively, as compared with the prior year period. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.

Gross margins in the Services segment remained approximately flat at 30.6% during the six-month period ended September 30, 2009 compared to 30.7% for the prior year period. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $4,307,000, or 186%, to $6,626,000 during the six-month period ended September 30, 2009 compared to the same period last year. This growth was driven by the Company’s DailyMed program. During the third and fourth quarters of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a more rapid pace than in previous quarters, and the Company continues to pursue additional opportunities with government entities, managed care organizations, assisted living and group home facilities, existing home care customers and in direct-to-consumer initiatives. The Company expects these growth trends to continue during fiscal 2010 and beyond. The revenue growth over the last several quarters was primarily driven by the Company’s relationship with Indiana Medicaid. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed. Additionally, in June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company will initiate the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August, and the Company began recognizing revenue from these patients in September. The program is expected to be rolled out to WellPoint’s California patients during fiscal third quarter 2010 with revenue beginning to be recognized in fiscal fourth quarter 2010.
The costs of revenue in the Pharmacy segment include the cost of medications and other products sold to clients and packaging costs for the DailyMed proprietary dispensing system. Gross margins for the six-month period ended September 30, 2009 were 13.1% compared to 17.0% for the prior year period. Part of this decline reflects the different payer/patient mix in the Indianapolis, Indiana pharmacy compared to the payer/patient mix serviced when the pharmacy was located in Paducah, Kentucky. In addition, there is a different brand/generic product mix for the patients being serviced, which impacts margins quarter over quarter. Margins improved during the most recent quarter to 15.1% from 11.0% in the first quarter of fiscal 2010. Several factors contributed to this improvement, including changes in adjudication/billing procedures, utilization of group purchasing organization (GPO) contracts resulting in lower drug acquisition costs, and a reduction in inventory adjustments.

Effective September 26, 2009, a federal court required the two industry publishers of average wholesale prices (AWP) to reduce AWPs on some 1,400 brand drugs. This was the result of a settlement of litigation by third parties against these publishers challenging the establishment of AWPs on these products. AWPs are regularly used as a basis for establishing the reimbursement received by pharmacies for products dispensed. Some of the Company’s contracts for reimbursement, and some of the reimbursement policies of other payers, are based on discounts off of the published AWP. The industry publishers of AWPs have also decided to extend the reduction of AWPs to a much broader group of drugs than the list covered by the litigation settlement. Most commercial payers are adjusting their reimbursement formulas to compensate for the reduction in AWPs and the Company is in the process of amending agreements with these payers to reflect the new reimbursement formulas. In addition, some state-sponsored programs are adopting modifications to their reimbursement formulas to ensure a similar level of reimbursement to pharmacies after the change in AWPs as before the change. For payers adopting these adjustments, no material impact on the Company’s reimbursement is expected. However, some payers, including the Indiana Medicaid program, have not adjusted their reimbursement formulas to account for the lower AWPs and, consequently, the Company is receiving a reduced level of reimbursement on some products effective September 26, 2009. The Company is evaluating the impact of these reimbursement changes on its business but it is likely that the net impact will be to reduce revenue and decrease gross margins on some portion of the Pharmacy segment business. In addition, various proposals in the national health care reform efforts propose modifications to the manner in which various federally-funded and state-sponsored programs reimburse pharmacies for dispensing product. Certain of these proposals could have the effect of negatively impacting net revenue and gross margins in future periods.
Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business decreased 25.1% to $1,010,000 during the six-month period ended September 30, 2009 compared to the same period last year. The decrease in revenue is due in part to the reduction in catalog mailing to a more targeted audience, and in part due to economic conditions as virtually all of this business is cash and/or credit business.
The gross margin decreased to 38.5% for the six-month period ended September 30, 2009 compared to 45.5% for the same period last year primarily due to change in the mix of the products being sold.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the six-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	SG&A	2008	SG&A	(Decrease)	(Decrease)

Services	$10,968	55.5%	$12,489	61.6%	$(1,521)	-12.2%
Pharmacy	3,454	17.5%	1,900	9.4%	1,554	81.8%
Catalog	419	2.1%	587	2.9%	(168)	-28.6%
Corporate	4,907	24.9%	5,287	26.1%	(380)	-7.2%

	$19,748	100.0%	$20,263	100.0%	$(515)	-2.5%

SG&A as a % of net revenue	38.0%		37.9%
Services Segment
The Services segment selling, general and administrative expense decreased to $10,968,000 for the six-month period ended September 30, 2009 compared to $12,489,000 for the same period in the prior year. This $1,521,000, or 12.2%, decrease was primarily due to a $757,000 decrease in commissions paid to the affiliates and a $654,000 decrease in employee costs. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in employee costs was a direct result of the Company’s efforts to reduce headcount in certain areas.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $1,554,000, or 81.8%, to $3,454,000 during the six-month period ended September 30, 2009. In general, the increase in Pharmacy expenses was due to the recent growth in revenue in this segment, as well as the continued investment in infrastructure in advance of the anticipated revenue growth during the next several quarters, primarily resulting from the WellPoint arrangement. Specifically, total employee costs increased by $790,000 during the six-month period ended September 30, 2009 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume. Additionally, the Company used more contract and temporary labor as well as consultants during the current year quarter, and this contributed an additional $229,000 in expense. Shipping costs and bad debt expense also increased during the quarter by $148,000 and $109,000, respectively, which was consistent with the revenue growth. The remaining increase during the current year quarter was due to various other administrative expenses that increased with the growth in revenue and headcount that has occurred over the last three quarters.
The DailyMed program includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions and medication therapy management (MTM) services. The Company makes a significant investment in these services as they are a key part to achieving the patient benefits and health care cost reductions associated with DailyMed. The Company’s business model contemplates that payers will be willing to share some of these cost savings as they are realized. The Company has elected to provide these services to Indiana Medicaid customers without a cost-sharing arrangement as Indiana Medicaid has entered into a research agreement with the Purdue University School of Pharmacy to study DailyMed’s ability to reduce total health care costs. The Company currently has a cost-sharing arrangement with WellPoint, which has specific target savings and trigger dates. This revenue will not be realized until certain points in time in the future. As cost sharing agreements become a more significant part of the Company’s revenue, management anticipates overall profitability will improve.

Catalog Segment
The Catalog segment selling, general and administrative expense decreased by $168,000, or 28.6%, during the six-month period ended September 30, 2009. These decreases were primarily due to a $143,000 decrease in the costs to produce and mail catalogs.
Corporate
Corporate selling, general and administrative expense decreased to $4,907,000 for the six-month period ended September 30, 2009 compared to $5,287,000 for the same period in the prior year. This $380,000, or 7.2%, decrease was primarily due to decreases in most expense categories subsequent to the divestitures of the home health equipment, industrial staffing and retail pharmacy software businesses during the fiscal first quarter 2010. The largest such decrease was employee costs, which decreased by $389,000. These decreases were partially offset by a $303,000 increase in legal fees.
Over the next several quarters, the Company will continue to reduce Corporate expenses in an effort to reduce Corporate overhead for the remaining business lines and will primarily focus on employee costs and professional fees.
Depreciation and Amortization
The following summarizes depreciation and amortization expense for the six-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$625	$465	$160	34.4%
Amortization of acquired intangible assets	317	607	(290)	-47.8%

	$942	$1,072	$(130)	-12.1%

Depreciation and amortization of property and equipment increased by $160,000, or 34.4%, during the six-month period ended September 30, 2009 compared to the same period last year. The increase reflects the increase in depreciation associated with various software and Pharmacy equipment acquired during the last year.
Amortization of acquired intangible assets decreased by $290,000, or 47.8%, during the six-month period ended September 30, 2009 compared to prior year period. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy and Catalog segments, which ultimately reduced future amortization expense.
Other Expenses
The following summarizes net interest expense for the six-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Interest expense	$1,695	$2,042	$(347)	-17.0%
Interest income	(11)	(32)	21	-65.6%

	$1,684	$2,010	$(326)	-16.2%

Interest expense for the six-month period ended September 30, 2009 decreased by $347,000, or 17.0%, to $1,695,000 as compared to the same period last year. The average interest bearing liabilities balance (balance of the beginning of the period plus the end of the period divided by two) for fiscal 2010 was $36.7 million compared to $38.4 million for fiscal 2009, which represents a reduction of 4.5%. The overall reduction of debt combined with the timing of the reductions resulted in the decrease in interest expense.

Loss on Extinguishment of Debt
On June 5, 2008, the Company issued AmerisourceBergen 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The warrants were issued in conjunction with obtaining a waiver for a financial covenant violation relating to the AmerisourcBergen line of credit, which was paid in full in June 2009. The fair value of the warrants was determined to be $248,000 and was recorded as a loss on extinguishment of debt during the six-month period ended September 30, 2008. No similar expense was recognized during the six-month period ended September 30, 2009.
Income Taxes
Income tax expense was $100,000 for the six-month period ended September 30, 2009 compared to $394,000 for the six-month period ended September 30, 2008, a decrease of $294,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. The majority of the prior period expense related to the estimated tax liability in Michigan associated with the industrial staffing business, which was divested of by the Company in May 2009. The Company uses a centralized approach for income tax purposes, and, accordingly, income tax expenses were not specifically allocated to discontinued operations.
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
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which were paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1.6 million. Such payments, if any, will be recorded as additional gains when earned. The Company retained all accounts receivable for services provided prior to May 29, 2009.
Through the six-month period ended September 30, 2009, the net loss for the Industrial Staffing discontinued operations was $44,000, and the Company recognized a $129,000 gain on the disposal of discontinued operations.
HHE Operations
On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were originally estimated to be $503,000, less fees of $24,000. This amount included $126,000 that was to be held back by the buyer to cover certain contingent obligations of the Company. During the three-month period ended September 30, 2009, the Company and the buyer resolved certain claims and the holdback amount of $126,000 was forfeited by the Company. The Company retained all accounts receivables for services provided prior to January 2009.

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. In September 2009, the buyer released $160,000 of this amount, which was recognized as an additional gain on the sale. The entities sold represented the Southeast region of the Company’s HHE business.
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
Through the six-month period ended September 30, 2009, the net loss for the HHE discontinued operations was $1,230,000 and the Company recognized a $280,000 gain on the disposal of discontinued operations.
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
Through the six-month period ended September 30, 2009, the net loss for the Pharmacy discontinued operations was $174,000, and the Company recognized a $204,000 loss on the disposal of discontinued operations.
Liquidity and Capital Resources
Since fiscal 2008, the Company has been focused on the implementation of a board approved strategic plan designed to focus on expanding certain core businesses; restructuring the Company’s long-term debt; closing or selling non-strategic businesses and assets; improving operating margins; reducing selling, general and administrative (“SG&A”) expenses; and establishing a more disciplined approach to cash management. To date, management has made progress in these areas as discussed below.
On March 25, 2009, the Company restructured $24 million of debt with its two largest equity holders and received an additional $3 million in debt financing as part of the transaction. The debt maturity was extended through April 1, 2012, and the Company will continue to have the option to add the accrued interest to the principal balance on a quarterly basis. The debt agreements include a formula for splitting the cash proceeds upon the sale of assets. (See Note 6 — “Long-Term Obligations” for details).
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19 million to $14 million; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%.
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,157,000 in cash proceeds at the closings. The Company used $5,921,000 of the proceeds to pay down debt balances due to JANA, Vicis and AmerisourceBergen Drug Corporation. Cash proceeds from all divestitures received at the closings, net of fees, less amounts used to pay down debt were $2,629,000. The transactions included holdback provisions for an additional $1,475,000 in cash, which is to be released assuming certain criteria. The Company plans to use the cash received from the release of the holdback amounts to further reduce debt.
As of September 30, 2009, the Company had $3.4 million in cash and line of credit availability.

On November 6, 2009, the Company entered into definitive agreements with certain institutional investors to sell an aggregate of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. The Company will raise $10,154,000 in net proceeds from this transaction, which is expected to be finalized on or before November 17, 2009. Consistent with the terms of the debt agreement dated September 10, 2009, the Company will use $2,400,000 of the net proceeds to pay off the outstanding balance. The remaining $7,754,000 will be used to fund on-going operations (See “Note 13 — Subsequent Event”).
The Company is now focused on improving the performance of its two remaining core business units: Pharmacy and Services. Subsequent to the various divestitures during fiscal first quarter 2010, management believes that its increased focus on the remaining businesses will enable it to realize operational improvements. Within the Pharmacy segment, the Company has significantly expanded revenue over the last 12 months and began to see improvements in the margins during the quarter ended September 30, 2009. The success of the Pharmacy business depends heavily on the continued increase in revenue, continued improvement in margins and the ability to reduce SG&A expenses as a percentage of revenue. Management believes that the Company’s relationships with certain large payers and home care partners will provide the necessary revenue growth to allow the Company to leverage its current SG&A structure, improve margins, and achieve profitability in this segment. The timing and size of the revenue growth will be the primary driver impacting the Pharmacy business’s financial performance over the next several quarters. However, it is expected that the Pharmacy segment will not become profitable and will continue to be a net user of cash throughout fiscal 2010.
Within the Services segment, the Company has seen modest increase in Home Care revenue over the last 12 months. Management continues to explore cost-effective ways to organically grow the Home Care revenue. At the same time, the Company has seen a significant reduction in medical staffing revenue consistent with overall staffing industry trends. The Company has reduced the SG&A in this segment over the last 12 months and will continue to look for additional cost-saving opportunities. Management expects these on-going initiatives to improve the Service segment results during the second half of fiscal 2010 and beyond. At current levels of revenue, it is unlikely that the profitability of the Services segment will be sufficient to offset the losses and cash usage in the Pharmacy segment.
Management believes that the additional cash raised with the November 13, 2009 equity financing will provide the Company with the capital necessary to support operating cash requirements.
The following summarizes the Company’s cash flows for the six-month periods ended September 30, (in thousands):

	2009	2008
Net cash used in operating activities	$(3,247)	$(27)
Net cash provided (used in) investing activities	8,528	(516)
Net cash used in financing activities	(6,803)	(3,514)

Net change in cash and cash equivalents	$(1,522)	$(4,057)

Cash and cash equivalents, end of period	—	2,294
Availability under line of credit agreements	$3,442	$1,818
At September 30, 2009, the Company had $3,442,000 in cash and line of credit availability compared to $4,467,000 at March 31, 2009, a decrease of $1,025,000. The line of credit balance fluctuates based on working capital needs. The line of credit availability is based on the eligible accounts receivable within the Services segment. Subsequent to the divestiture of the industrial staffing business in May 2009 and the amendment to the Comerica Bank line of credit agreement in July 2009, the Services receivables and borrowing base decreased. Near the end of the quarter, the Company typically uses its available cash to reduce the outstanding line of credit balance.
Net cash used in operating activities was $3,247,000 for the six-month period ended September 30, 2009 compared to $27,000 for the same period of the prior year. The loss from discontinued operations during the six-month period ended September 30, 2009 accounted for $1,448,000 of the total $8,719,000 net loss during the period. Discontinued operations contributed $1,195,000 in income during the prior year period.
Cash provided by investing activities of $8,528,000 for the six-month period ended September 30, 2009 included $9,320,000 of cash received for the divestitures of the HHE, industrial staffing and retail pharmacy software businesses. This amount was offset by $196,000 in cash payments relating to prior year business acquisitions as well as $96,000 in capital expenditures. Additionally, in conjunction with the Comerica Bank line of credit extension in July 2009, the Company invested $500,000 of restricted cash in order to collateralize the liability. During the six-month period ended September 30, 2008, the Company used $429,000 of cash for business acquisitions and an additional $462,000 for capital expenditures. These amounts were offset by $356,000 of cash proceeds from business disposals.

Cash used in financing activities was $6,803,000 for the six-month period end September 30, 2009. In September 2009, the Company received $2,141,0000 in additional debt financing, net of fees. During the first two quarters of fiscal 2010, the Company made $4,334,000 in debt and capital lease payments and reduced its outstanding balance on its lines of credit by $4,610,000. The reduction in the line of credit balance primarily reflects the reduction in the borrowing base subsequent to the divestiture of the industrial staffing business as the receivables of this business were included in the borrowing base calculation. Cash used in financing activities of $3,514,000 for the six-month period ended September 30, 2008 represents reductions in outstanding debt, including lines of credit.
On July 13, 2009, the Company executed an amendment to its line of credit agreement with Comerica Bank. The amendment reduced the total availability from $19,000,000 to $14,000,000; extended the maturity from October 2009 to August 2011; and increased the interest rate from the prime rate plus 1% to the prime rate plus 2.75%. The amendment also required the Company to establish a restricted cash at account at Comerica Bank in the amount of $500,000.
On September 10, 2009, the Company entered into three unsecured notes payable for an aggregate of $2,400,000. The notes include an original issue discount of $100,000 and mature on April 1, 2010. The notes include a mandatory repayment provision whereby if the Company raises in excess of $5,000,000 in a debt or equity transaction, the notes would be paid in full.
On November 6, 2009, the Company entered into definitive agreements with certain institutional investors to sell an aggregate of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. The Company will raise $10,154,000 in net proceeds from this transaction, which is expected to be finalized on or before November 17, 2009. Consistent with the terms of the debt agreement dated September 10, 2009, the Company will use $2,400,000 of the net proceeds to pay off the outstanding balance. The remaining $7,754,000 will be used to fund on-going operations (See “Note 13 — Subsequent Event”).
As of September 30, 2009, the Company had total debt obligations of $34,513,000, of which $16,997,000 was payable to JANA and $6,193,000 was payable to Vicis. Both JANA and Vicis own greater than 15% of the Company’s outstanding common stock. Additionally, the Company had an outstanding balances of $6,715,000 due to Comerica Bank under its working capital line of credit agreement and an additional $4,608,000 due to various other lenders.
As of September 30, 2009, total debt obligations due within the next 12 months totaled $3,501,000, of which $3,245,000 matures on or before April 1, 2010. The Company’s ability to pay these amounts will depend on its ability to raise additional capital either through additional debt or equity financing or the sale of assets. Alternatively, management will need to renegotiate terms with these lenders.
Net accounts receivable were $14,454,000 and $15,679,000 at September 30, 2009 and March 31, 2009, respectively. The Services segment accounted for 94% and 95% of total account receivables at September 30, 2009 and March 31, 2009, respectively.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the six-month period ended September 30, 2009 was as follows:

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
At March 31, 2009, we reported that we had one material weakness relating to the interpretation and application of certain technical accounting standards. This material weakness specifically related to the accounting for certain non-routine transactions that occurred near the end of the fiscal year and subsequent to year end, including restructuring of our debt, accounting for discontinued operations, and changes to projections associated with our goodwill impairment valuation.
Since the prior fiscal year end, we have implemented a remediation plan to address the specific material weakness described above. The Company has taken the following actions to improve internal control over financial reporting: (1) we required all significant or non-routine transactions to be thoroughly researched, analyzed, approved at the appropriate level, and documented by qualified accounting personnel; (2) in addition, all major or non-routine transactions will require the additional review and approval of the Chief Financial Officer; (3) we have also implemented an additional review by subject matter experts for complex accounting estimates and accounting treatment, where appropriate. While all non-routine transactions are unique in nature, we believe that this plan will improve the effectiveness of our internal controls. In addition to the specific actions described above relating to non-routine transaction, management has improved the speed of the financial reporting closing process in order to provide management more time to analyze non-routine transactions before internal and external deadlines.
As of September 30, 2009, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Other than as described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have a history of operating losses and negative cash flow. While we have achieved positive cash flow from operations in some recent quarters, which was partially due to deferring certain interest amounts, net cash flow has been negative, we continue to follow a very disciplined approach to cash management. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and adversely affect our ability to meet the financial covenants contained in our credit agreement. Further, if we continue to incur operating losses and negative cash flow, we may have to implement further significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will also need to, among other things, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
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

Due to our debt level, our history of operating losses and negative cash flows, and the current conditions in the credit markets, we may not be able to increase the amount we can draw on our revolving credit facility with Comerica Bank, or to obtain credit from other sources, to fund our future needs for working capital, funding early-stage strategies and ongoing business operations, or acquisitions.
Due to our debt level and the current conditions in the credit market, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital, funding our early-stage pharmacy product and patient care services and home care staffing business strategies, making acquisitions and for other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the need to revise management’s business plan for fiscal 2010 that depends on improvements in profitability and a disciplined approach to cash management, to the modification or abandonment of these strategies.

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
In order to fund operations, repay our debt obligations, or pursue our growth strategies, we may seek additional equity financing, which could result in dilution to our security holders.
On November 6, 2009, the Company entered into definitive agreements with certain institutional investors to sell an aggregate of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. The Company expects to raise $10.2 million in net proceeds from this transaction. We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. We also plan to continue to expand product and service offerings. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.
To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.
We expect to finalize an equity transaction on or before November 17, 2009 and raise net proceeds of $10.2 million. $2.4 million of the proceeds will be used to pay off the debt financing received in September 2009. The net proceeds from this financing combined with our cash on hand and line of credit availability($3.4 million at September 30, 2009), may not be adequate to satisfy our cash needs over the long-term. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.

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

Sales and profitability in our Pharmacy segment depends on continued demonstration of the effectiveness of our DailyMed business model, which is in its early stages of broad market roll-out.
The success of our Pharmacy segment is dependent on the viability and continued demonstration of the effectiveness of the DailyMed business model, which is in the early stages of market roll-out. As an innovative, first to market pharmacy care model, DailyMed is challenging the approach of traditional community based retail pharmacies and others to providing pharmacy products and services. It is providing a unique opportunity for at risk payers to substantially reduce health care costs. Market adoption and customer acceptance are key to continued growth in revenues as is payer adoption of DailyMed as part of efforts to reduce overall health care spend. To date, competitive responses to DailyMed have yet to evolve. Our ability to grow revenue and receive compensation for the value-added services we provide are keys to the long-term financial viability of the DailyMed business model.
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
Warrants to purchase approximately 4.0 million shares of our common stock were issued and outstanding as of September 30, 2009, and we expect to issue an additional 7.1 million warrants in November 2009 upon finalizing a pending equity transaction. Options to purchase approximately 3.5 million shares of our common stock were issued and outstanding as of September 30, 2009 and another 2.3 million options were granted in October 2009. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved).
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
We dispense significant volumes of brand-name and generic drugs as part of our Pharmacy business, which we expect to be a significant source of our net revenues and profitability. Demand for prescription drugs can be negatively affected by a number of factors, including increased safety risk problems, manufacturing issues, regulatory action, and negative press or media coverage. Certain prescriptions may also be withdrawn by their manufacturer or transition to over-the-counter products. A reduction in the use of prescription drugs may negatively affect our volumes, net revenues, profitability and cash flows.

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
Any impairment of goodwill and other intangible assets could negatively impact our results of operations.
Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. We will complete our annual impairment analysis for goodwill in accordance with the applicable accounting guidance during our fiscal fourth quarter.
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

Item 4. Submission of Matters to a Vote of Security Holders.
During the quarter ended September 30, 2009, the following matters were submitted by us to a vote of our security holders at the Company’s 2009 Annual Meeting of Stockholders held on October 14, 2009.
1.	Two Class A Directors were proposed by us and were elected to serve for a three (3) year term:

			Percentage of
			Votes Cast in
	For	Withheld	Favor of:

Marvin R. Richardson	150,879,650	525,652	93.29%

John T. Thornton	150,082,359	1,322,943	92.79%
2.	An Amendment to our Restated Articles of Incorporation to increase the number of authorized shares of our common stock was submitted and approved:

			Percentage of
			Votes Cast in
For	Against	Abstain	Favor of:

134,811,067	16,278,142	316,089	93.29%
3.	An Amendment of our 2006 Equity Incentive Plan to increase the number of shares available for awards under the Plan was submitted and approved:

				Percentage of
			Broker	Shares Voted in
For	Against	Abstain	Non-Votes	Favor of:

88,638,283	12,920,927	146,786	49,699,306	54.80%
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 16, 2009	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

November 16, 2009	By:	/s/ Matthew R. Middendorf
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