Form 10-Q
period 2009-12-31
ARCADIA RESOURCES, INC
filed 2010-02-05
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 4, 2010, 177,775,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,308	$1,522
Accounts receivable, net of allowance of $3,403 and $3,386, respectively	13,478	15,679
Inventories, net	832	863
Prepaid expenses and other current assets	1,408	1,764
Current assets of discontinued operations	—	5,458

Total current assets	23,026	25,286
Property and equipment, net	1,759	2,308
Goodwill	17,099	17,053
Acquired intangible assets, net	7,829	8,305
Other assets	522	590
Restricted cash	500	—
Assets of discontinued operations	—	5,850

Total assets	$50,735	$59,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$—	$437
Accounts payable	2,504	2,765
Accrued expenses:
Compensation and related taxes	1,906	2,986
Interest	91	89
Health insurance	470	545
Other	1,538	917
Payable to affiliated agencies	749	1,284
Fair value of warrant liability	2,109	—
Long-term obligations, current portion	939	596
Capital lease obligations, current portion	68	59
Current liabilities of discontinued operations	—	2,037

Total current liabilities	10,374	11,715
Lines of credit, less current portion	9,012	10,889
Long-term obligations, less current portion	24,691	26,918
Capital lease obligations, less current portion	36	37

Total liabilities	44,113	49,559

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 177,771,794 shares and 161,249,529 shares issued, respectively	178	161
Additional paid-in capital	144,564	135,920
Accumulated deficit	(138,120)	(126,248)

Total stockholders’ equity	6,622	9,833

Total liabilities and stockholders’ equity	$50,735	$59,392

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Revenues, net	$26,106	$26,693	$78,131	$80,189
Cost of revenues	18,639	18,819	55,811	55,991

Gross profit	7,467	7,874	22,320	24,198

Selling, general and administrative	9,422	9,426	29,170	29,750
Depreciation and amortization	484	564	1,425	1,636

Total operating expenses	9,906	9,990	30,595	31,386

Operating loss	(2,439)	(2,116)	(8,275)	(7,188)

Other expenses (income):
Interest expense, net	934	1,031	2,618	3,041
Loss on extinguishment of debt	—	—	—	248
Change in fair value of warrant liability	(368)	—	(368)	—
Other	—	(2)	30	53

Total other expenses (income)	566	1,029	2,280	3,342

Loss from continuing operations before income taxes	(3,005)	(3,145)	(10,555)	(10,530)

Income tax (benefit) expense	16	(274)	116	120

Loss from continuing operations	(3,021)	(2,871)	(10,671)	(10,650)

Discontinued operations:
Income (loss) from discontinued operations	(147)	330	(1,595)	1,587
Net gain (loss) on disposal	15	(696)	394	(696)

	(132)	(366)	(1,201)	891

NET LOSS	$(3,153)	$(3,237)	$(11,872)	$(9,759)

Weighted average number of common shares outstanding	168,788,000	135,949,000	163,412,000	133,559,000

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.08)
Income from discontinued operations	—	—	—	0.01

Net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.07)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2009	161,249,529	$161	$135,920	$(126,248)	$9,833
Sale of common stock and warrants, net of $885 in fees	15,857,141	16	$7,722	—	7,738
Stock-based compensation expense	176,875	—	923	—	923
Cashless exercise of warrants	488,249	1	(1)	—	—
Net loss for the period	—	—	—	(11,872)	(11,872)

Balance, December 31, 2009	177,771,794	$178	$144,564	$(138,120)	$6,622

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Month Period Ended
	December 31,
	(Unaudited)
	2009	2008
Operating activities
Net loss for the period	$(11,872)	$(9,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,432	2,598
Depreciation of property and equipment	1,241	3,353
Amortization of intangible assets	564	1,403
(Gain) loss on business disposals	(394)	696
Non-cash interest expense	1,789	1,677
Loss on sale of property and equipment	—	35
Amortization of deferred financing costs and debt discounts	280	738
Stock-based compensation expense	923	1,030
Change in fair value of warrant liability	(368)	—
Loss on extinguishment of debt	—	248
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,088	(1,845)
Inventories	648	(788)
Other assets	267	590
Accounts payable	(1,252)	(30)
Accrued expenses	(1,477)	(140)
Due to affiliated agencies	(373)	261
Deferred revenue	—	(29)

Net cash provided by (used in) operating activities	(5,504)	38

Investing activities
Business acquisitions, net of cash acquired	(253)	(653)
Proceeds from business disposal	9,335	356
Increase in restricted cash	(500)	—
Proceeds from disposals of property and equipment	—	20
Purchases of property and equipment	(329)	(892)

Net cash provided by (used in) investing activities	8,253	(1,169)

Financing activities
Net payments on lines of credit	(113)	(4,211)
Proceeds from equity financing, net of fees paid in cash of $839	10,260	—
Proceeds from note payable, net of fees	2,142	—
Payments on notes payable and capital lease obligations	(9,252)	(707)

Net cash provided by (used in) financing activities	3,037	(4,918)

Net change in cash and cash equivalents	5,786	(6,049)
Cash and cash equivalents, beginning of period	1,522	6,351

Cash and cash equivalents, end of period	$7,308	$302

Supplementary information:
Cash paid during the period for:
Interest	$564	$673
Income taxes	67	104
Non-cash investing / financing activities:
Accounts payable converted to notes payable	750	—
Warrants issued in conjunction with line of credit amendment	—	248
Accrued interest converted to notes payable	1,789	1,677
Non-cash equity financing fee	45	—
See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Recent Accounting Pronouncements
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare. In May 2009, the Company disposed of its Home Health Equipment (“HHE”), industrial staffing and retail pharmacy software businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 20 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of December 31, 2009, the consolidated statements of operations for the three-month and nine-month periods ended December 31, 2009 and 2008, the consolidated statements of cash flows for the nine-month periods ended December 31, 2009 and 2008 and the consolidated statement of stockholders’ equity for the nine-month period ended December 31, 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period and nine-month period ended December 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2009 included in the Company’s Form 10-K filed with the SEC on July 14, 2009.
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
In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines are effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. There was no impact on the consolidated financial results. We evaluated subsequent events through the date the financial statements were issued, which was February 4, 2010.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009. The recorded amounts of the Company’s financial instruments at December 31, 2009 approximate fair value.
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
Note 2 — Management’s Plan
During the nine-month period ended December 31, 2009, the Company incurred a loss from continuing operations of $10.7 million and used $5.5 million in cash for operating activities. As of December 31, 2009, the Company had $7.8 million of cash and line of credit availability and $34.7 million in outstanding debt.
For the approximately two year period prior to July 2009, the Company was focused on a strategic plan to restructure long-term debt, close or sell non-strategic businesses and assets, lay the foundation for the growth of the Pharmacy business and expanding the Home Care business. The results of these efforts are briefly discussed below.
In March 2009, the Company restructured $24 million of debt with its two largest equity holders and received an additional $3 million in debt financing as part of the transaction. The debt maturity was extended through April 1, 2012, and the Company will continue to have the option to add the accrued interest to the principal balance on a quarterly basis (see “Note 6 — Long-Term Obligations” for additional details). In July 2009, the Company executed an amendment to its Services segment working capital line of credit agreement with Comerica Bank to extend the maturity from October 2009 to August 2011 (see “Note 5 — Lines of Credit” for additional details).
In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,157,000 in cash proceeds at the closings. The Company used $5,921,000 of the proceeds to pay down certain debt balances. Cash proceeds from all divestitures received at the closings, net of fees, less amounts used to pay down debt were $2,629,000 (see “Note 3 — Discontinued Operations” for additional details).
In June 2009, the Company entered into an agreement with WellPoint whereby the Company will initiate its DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits through its State Sponsored Business (SSB) division. The program was launched to WellPoint’s high risk members in Virginia in August, and the Company began recognizing revenue from these patients in September. The program is being rolled out to WellPoint’s California patients in January and to its New York, Kansas and South Carolina patients during the first half of calendar 2011. The Company currently has a cost-sharing arrangement with WellPoint, which has specific target savings and trigger dates. This revenue will not be realized until certain points in time in the future. As cost sharing agreements become a more significant part of the Company’s revenue, management anticipates overall profitability will improve. This agreement, combined with the Company’s relationship with the Indiana Medicaid program and other payers, provides the Company with a significant growth opportunity within its Pharmacy segment.

The Company is focused on improving the performance of its two remaining core business units: Pharmacy and Services. Management believes that its increased focus on the remaining businesses will enable it to realize operational improvements. Within the Pharmacy segment, the Company has significantly expanded revenue over the last 12 months and successfully executed its plan to improve gross margins during the last two quarters. The success of the Pharmacy business depends heavily on the continued increase in revenue, continued improvement in margins, the ability to reduce SG&A expenses as a percentage of revenue and additional revenue from cost sharing agreements. Management believes that the Company’s relationships with certain large payers will provide the necessary revenue growth to allow the Company to leverage its current SG&A structure. The Company will be entering into a new prime vendor agreement in 2010 that is expected to further improve gross margins by reducing the cost of branded and generic drugs. SG&A expenses are expected to decline as a percentage of revenue due to operational improvements, investments in new operating systems and technology, and leveraging more fixed expenses over a larger revenue base. The combination of revenue growth, improved margins and lower SG&A expenses is expected to reduce the operating losses and cash needed to fund the Pharmacy business. However, it is expected that the Pharmacy segment will not become profitable and will continue to be a net user of cash through fiscal 2010 and into fiscal 2011.
Within the Services segment, the Company has seen modest increase in Home Care revenue over the last 12 months. Management continues to explore cost-effective ways to organically grow the Home Care revenue. At the same time, the Company has seen a significant reduction in Medical Staffing revenue consistent with overall staffing industry trends. The Company has reduced the SG&A in this segment over the last 12 months and will continue to look for additional cost-saving opportunities. Management expects these on-going initiatives to improve the Service segment results during fiscal 2010 fourth quarter and beyond. At current levels of revenue, it is unlikely that the profitability of the Services segment will be sufficient to offset the losses and cash usage in the Pharmacy segment. However, when revenues return to more historic levels as the Home Care business grows and the Medical Staffing market recovers, the Services segment will see an improvement in operating income and cash flow.
In November 2009, the Company finalized an equity financing transaction and raised $10,215,000 in net proceeds. Consistent with the terms of the debt agreement dated September 10, 2009, the Company used $2,400,000 of the proceeds to pay off the outstanding balance. The remaining $7,815,000 will be used to fund on-going operations.
Management believes that the additional cash raised through the equity financing in November 2009 will provide the Company with the capital necessary to support operating cash requirements in the near term. If and when necessary, management believes that it would be able to raise additional capital to support on-going operations and to fund growth opportunities. This capital could be in the form of debt or equity financing or investments in its core business platforms by strategic business partners.
Note 3 — Discontinued Operations
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1,600,000. In October 2009, the Company received its first earn out payment of $15,000 from the seller and recorded this amount as an additional gain on the transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.
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
Retail Pharmacy Software Business
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in September 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.
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

The components of the assets and liabilities of the discontinued operations as of March 31, 2009 are presented below (in thousands):

	March 31, 2009
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Total
ASSETS
Accounts receivable, net of allowance of $968	$972	$3,199	$138	$4,309
Inventory, net	—	829	20	849
Prepaid expenses and other current assets	35	175	90	300

Total current assets of discontinued operations	1,007	4,203	248	5,458

Property and equipment, net	17	1,716	132	1,865
Goodwill	—	507	923	1,430
Acquired intangibles assets, net	—	1,822	733	2,555

Total non-current assets of discontinued operations	17	4,045	1,788	5,850

Total assets of discontinued operations	$1,024	$8,248	$2,036	$11,308

LIABILITIES
Accounts payable	$4	$986	$74	$1,064
Accrued compensation and related taxes	228	350	93	671
Accrued other	84	64	60	208
Long-term obligations, current portion	—	94	—	94

Total current liabilities of discontinued operations	$316	$1,494	$227	$2,037

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues, net:
Services — Industrial Staffing	$—	$3,706	$1,223	$13,746
Home Health Equipment	—	4,595	1,423	14,281
Pharmacy — Software	—	523	348	1,607

	$—	8,824	$2,994	29,634

Income (loss) from operations:
Services — Industrial Staffing	$(3)	$213	$(47)	$1,112
Home Health Equipment	(124)	133	(1,374)	447
Pharmacy — Software	(20)	(16)	(174)	28

	$(147)	$330	$(1,595)	$1,587

Gain / (loss) on disposal:
Services — Industrial Staffing	$15	$—	$144	$—
Home Health Equipment	—	(696)	279	(696)
Pharmacy — Software	—	—	(29)	—

	$15	$(696)	$394	$(696)

Income (loss) from discontinued operations:
Services — Industrial Staffing	$12	$213	$97	$1,112
Home Health Equipment	(124)	(563)	(1,095)	(249)
Pharmacy — Software	(20)	(16)	(203)	28

	$(132)	$(366)	$(1,201)	$891

Note 4 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the nine-month period ended December 31, 2009 (in thousands):

	Services	Pharmacy	Total
Goodwill at April 1, 2009	$14,553	$2,500	$17,053
Acquisitions during the period	46	—	46

Goodwill at December 31, 2009	$14,599	$2,500	$17,099

As required by accounting rules, the Company no longer amortizes its goodwill and intangible assets with an indefinite life. The Company completes an annual (or more often if circumstances require) impairment test for goodwill. In performing these assessments, the carrying value of the reporting unit is compared to its estimated fair value, as calculated by the multiple of pre-tax EBITDA method. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.
Major factors that influence the cash flow analyses are management’s estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of estimates related to the fair value calculations. Other factors considered in the fair value calculations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses.
In conjunction with the Company’s goodwill impairment analysis as of March 31, 2009, management based the assessment on its projections of future operating performance for each of the Company’s three reporting units (Services, Pharmacy and Catalog). The present value of the estimated future cash flows was compared to the carrying values of each reporting unit. Within the Pharmacy and Catalog reporting units, the analysis indicated that the carrying value of the reporting units was significantly lower than their fair values, and the Company recognized certain impairment charges.
While management, based on current forecasts and outlooks, believes that the estimated fair values are still reasonable, the current economic slump has had an impact on recent operating results, specifically in our Services segment, and management can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. Management’s initial projections for fiscal 2011 anticipate significant improvement over 2010 results. Additionally, as of December 31, 2009, our market capitalization was approximately $90 million compared to a consolidated book value of $6.6 million. Accordingly, management has not tested goodwill for impairment on an interim basis, but rather intends to test goodwill for impairment as of March 31, 2010. However, a prolonged continuation of the current economic slump could have a material adverse impact on our future cash flows, and the goodwill could be considered impaired as of the annual testing date in March 2010.
Finite life intangible assets are comprised of tradenames and customer relationships. For these assets, impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. No impairment of amortizable intangible assets was indicated and no remaining useful lives were changed as of December 31, 2009.
For tax purposes, goodwill of approximately $28.5 million is amortizable over 15 years. The difference between the book and tax balance of goodwill is due to certain impairment charges incurred for book purposes in previous periods.

Acquired intangible assets consist of the following (in thousands):

	December 31, 2009		March 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$805	$6,664	$682
Customer relationships	4,720	2,750	4,720	2,397

	11,384	$3,555	11,384	$3,079

Less accumulated amortization	(3,555)		(3,079)

Net acquired intangible assets	$7,829		$8,305

Amortization expense for acquired intangible assets included in continuing operations was $159,000 and $306,000 for the three-month periods ended December 31, 2009 and 2008, respectively, and $476,000 and $914,000 for the nine-month periods ended December 31, 2009 and 2008, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of December 31, 2009 was as follows (in thousands):

Remainder of fiscal 2010	$158
Fiscal 2011	571
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Thereafter	5,724

Total	$7,829

Note 5 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At December 31, 2009
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2009	Interest rate
Comerica Bank	August 1, 2011	$9,534	$9,012	$9,126	Prime plus 2.75%
AmerisourceBergen Drug Corporation	N/A	—	—	2,200	10%

Total lines of credit obligations		$9,534	9,012	11,326

Less current portion			—	(437)

Long-term portion			$9,012	$10,889

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the line of credit agreement cannot exceed the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. On July 13, 2009, ASI executed an amendment to this line of credit agreement, which reduced the total available advances from $19 million to $14 million. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The amendment to the line of credit agreement also requires the Company to maintain a deposit account with a minimum balance of $500,000, and this amount is classified as restricted cash on the Company’s balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On December 31, 2009, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $522,000.
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
The July 2009 amendment to the line of credit agreement includes the following financial covenants: tangible effective net worth of $2 million as of September 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million. As of December 31, 2009, the Company was in compliance with the loan covenants.
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
On June 10, 2009, the Company entered into an amendment to the line of credit agreement, which converted the line of credit to a term loan. The amendment included terms whereby if the Company paid down the remaining balance outstanding on the line of credit, ABDC would defer the payment of certain inventory purchases up to $750,000 until April 1, 2010, and the deferred balance would accrue interest at 8.0%. Additionally, ABDC agreed to negotiate in good faith the extension of an existing Prime Vendor Agreement relating to the Pharmacy segment which expires in September 2010 and a new credit agreement. On June 11, 2009 and simultaneous with the divestiture of JASCORP, the Company paid ABDC a total of $2,125,000 in order to pay off the line of credit balance. During June 2009, the Company deferred $750,000 in inventory purchasing payments. To date, the Company and ABDC have not yet negotiated the new credit agreement relating to the $750,000 or the Prime Vendor Agreement. As of December 31, 2009, the $750,000 due to ABDC is included in current long-term obligations on the accompanying consolidated balance sheets (see also “Note 6 — Long-term Obligations”).

Note 6 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
Note payable to JANA Master Fund, Ltd. (“JANA”) in the amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$17,264	$18,035

Note payable to Vicis Capital Master Fund (“Vicis”) in the amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	6,349	7,882

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,078	1,000

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement dated June 10, 2009 bearing an effective interest rate of 8.0% with unpaid accrued interest and principal due in full on April 1, 2010. The debt is secured by the assets of the Pharmacy segment. (see also “Note 5 - Line of Credit”)	750	—

Post-closing risk share obligation relating to the PrairieStone acquisition, bearing an effective interest rate of 10%.	—	408

Other	189	189

Total long-term obligations	25,630	27,514
Less current portion of long-term obligations	(939)	(596)

Long-term obligations, less current portion	$24,691	$26,918

On September 10, 2009, the Company entered into note payable agreements in the aggregate amount of $2,400,000 with an original maturity date of April 1, 2012. The notes included a mandatory repayment provision whereby if the Company raised in excess of $5,000,000 in a debt or equity transaction, the notes would be paid in full. In November 2009, the Company finalized an equity transaction with gross proceeds of $11,100,000. Consistent with the terms of the debt agreements, the Company used a portion of the proceeds to pay off the $2,400,000 balance.
On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP. Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA. Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively. JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above. The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of December 31, 2009, the Company owes these lenders $1,100,000 before additional proceeds are split between the Company and the lenders.

As of December 31, 2009 future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2010	$—
Fiscal 2011	939
Fiscal 2012	—
Fiscal 2013	24,691

Total	$25,630

The weighted average interest rate of outstanding long-term obligations as of December 31, 2009 and March 31, 2009 and 2008 was 10.0%.
Note 7 — Stockholders’ Equity
General
On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share from 200,000,000 $0.001 par value per share.
Common Stock Transactions
On November 17, 2009, the Company finalized an equity financing transaction whereby it raised $11,100,000 in gross proceeds. Under the terms of the agreements with the investors, the Company sold 15,857,141 units for $0.70 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.45 shares of common stock. The Company issued an aggregate of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock.
The warrants, which have an exercise price of $0.95, cannot be exercised until six months and one day after the original issuance date and expire five years after they first become exercisable.
Expenses associated with the transaction, which include a 6.5% placement agent fee, were $885,000 resulting in net proceeds of $10,215,000. Consistent with the terms of the debt agreements entered into in September 2009, the Company used $2,400,000 of the net proceeds to pay off certain outstanding debt.
Warrants
The following represents warrants outstanding:

			December 31,	March 31,
Exercise Price	Granted	Expiration	2009	2009
$0.001	September 2005	September 2010	—	444,444
$0.41	April 2009	April 2014	52,800	—
$0.50	various	May 2011	2,301,774	2,438,385
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	—
$2.25	September 2005	September 2010	44,444	44,444

			11,095,527	4,488,069

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
During the nine-month period ended December 31, 2009, 581,055 warrants were exercised on a cashless basis resulting in the issuance of 510,738 shares of common stock. Additionally, in April 2009, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 warrants in March 2009. No warrants were exercised during the nine-month period ended December 31, 2008.
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction meet certain criteria which require the warrants to be classified as liabilities. On November 17, 2009, the initial fair value of the warrants was determined to be $2,477,000. The fair value liability of these warrants decreased to $2,110,000 as of December 31, 2009. As a result, the Company recorded $368,000 as other income from the change in the fair value of these warrants for the three and nine month periods ended December 31, 2009.
The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

Weighted-average	November 17, 2009	December 31, 2009
Expected volatility	86%	84%
Expected dividend yields	0%	0%
Expected terms (in years)	5.5	5.5
Risk-free interest rate	2.19%	2.69%
Expected volatility is based on historical volatility. Historical volatility is based on the weekly stock price for the most recent period equivalent to the term of the warrants. A dividend yield of zero has been assumed based on the Company’s actual past experience and the fact that the Company does not anticipate paying a dividend on its shares in the future. The Company based its risk-free interest on the implied yield available on U.S. Treasury issues with equivalent expected terms.
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
On January 27, 2009, the Board of Directors approved and adopted the Second Amendment (the “Amendment”) to the 2006 Plan, and the Amendment was approved by the stockholders on October 14, 2009. The Amendment increased the number of shares available to be issued under the Plan to 5% of the Company’s authorized shares of common stock, or 15 million shares.
As of December 31, 2009, approximately 7,443,000 shares were available for grant under the amended 2006 Plan.

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
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31,		December 31,
Weighted-average	2009	2008	2009	2008
Expected volatility	90%	84%	78%	76%
Expected dividend yields	0%	0%	0%	0%
Expected terms (in years)	5	5	5	4
Risk-free interest rate	1.68%	1.74%	1.69%	2.90%
Stock option activity for the nine-month period ended December 31, 2009 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2009	3,771,225	$0.76
Granted	2,830,572	0.73
Forfeited or expired	(368,350)	1.07

Outstanding at December 31, 2009	6,233,447	$0.73	5.5	$182

Exercisable at December 31, 2009	3,326,663	$0.75	4.8	$165

In fiscal 2009, the Board determined that certain members of executive management would be granted an aggregate of 3,380,001 options which would vest over three years. On April 3, 2008, the Board authorized the issuance of one-third of this total, or 1,126,667 options, for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company had option shares available to do so. Following approval of the Amendment of the Plan as described above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the executives (an aggregate of 2,253,334 options), such options (i) having an exercise price of $0.72 per share (the closing share price on April 2, 2008), (ii) vesting in equal installments on March 31, 2010 and 2011, and (iii) expiring on January 26, 2016. At the annual meeting on October 14, 2009, the shareholders approved the Amendment to the Plan. Therefore, the 2,253,334 options were granted in third quarter of fiscal 2010 and are included in the above table.

The following table summarizes information about stock options outstanding at December 31, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.18 - $0.25	516,000	3.9	$0.25	510,000	$0.25
$0.26 - $1.00	5,148,867	4.5	0.68	2,248,083	0.64
$1.01 - $1.50	450,967	3.1	1.34	450,967	1.34
$1.51 - $2.25	43,000	3.3	2.22	43,000	2.22
$2.92	74,613	3.6	$2.92	74,613	$2.92

Outstanding at December 31, 2009	6,233,447			3,326,663

The weighted-average grant-date fair value of options granted during the nine-month period ended December 31, 2009 and 2008 was $0.54 and $0.63, respectively.
No stock options were exercised during either the nine-month periods ended December 31, 2009 and 2008.
The Company recognized $287,000 and $182,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended December 31, 2009 and 2008, respectively, and $650,000 and $610,000 during the nine-month periods ended December 31, 2009 and 2008, respectively.
As of December 31, 2009, total unrecognized stock-based compensation expense related to stock options was $1,068,000, which is expected to be expensed through 2011.
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
The following table summarizes the activity for restricted stock awards during the nine-month period ended December 31, 2009:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2009	476,092	$1.45
Vested	(176,875)	1.42
Forfeited	(10,000)	1.48

Unvested at December 31, 2009	289,217	$1.40

During the three-month periods ended December 31, 2009 and 2008, the Company recognized $86,000 and $109,000, respectively, of stock-based compensation expense from all operations related to restricted stock. During the nine-month periods ended December 31, 2009 and 2008, the Company recognized $273,000 and $354,000, respectively, of stock-based compensation expense from all operations related to restricted stock.

During the nine-month periods ended December 31, 2009 and 2008, the total fair value of restricted stock vested was $508,000 and $463,000, respectively.
As of December 31, 2009, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $395,000, which is expected to be expensed over a weighted-average period of 1.4 years.
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
Note 10 — Income Taxes
The Company incurred state and local tax expense (benefit) of $16,000 and $(274,000) during the three-month periods ended December 31, 2009 and 2008, respectively, and $116,000 and $120,000 during the nine-month periods ended December 31, 2009 and 2008, respectively.
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
Note 11 — Related Party Transactions
On December 31, 2009, the Company had an outstanding balance of $17.3 million related to a note payable with JANA dated March 25, 2009. JANA held greater than 10% of the outstanding shares of the Company’s common stock on December 31, 2009. The Company incurred interest expense relating to the debt due to JANA in the amounts of $426,000 and $433,000 during the three-month periods ended December 31, 2009 and 2008, respectively, and $1.3 million during both of the nine-month periods ended December 31, 2009 and 2008, respectively. See “Note 6 – Long-term Obligations” for additional information pertaining to this debt instrument.
On December 31, 2009, the Company had an outstanding balance of $6.3 million related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held greater than 10% of the outstanding shares of the Company’s common stock on December 31, 2009. The Company incurred interest expense, relating to debt due to Vicis in the amounts of $156,000 and $141,000 during the three-month periods ended December 31, 2009 and 2008, respectively, and $453,000 and $412,000 during the nine-month periods ended December 31, 2009 and 2008, respectively. See “Note 6 – Long-term Obligations” for additional information pertaining to this debt instrument.
The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $221,000 and $343,000 for the three-month periods ended December 31, 2009 and 2008, respectively, and $627,000 and $1.1 million for the nine-month periods ended December 31, 2009 and 2008, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.

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
The Services segment is a national provider of home care services, including skilled and personal care, and medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities. In May 2009, the Company sold its industrial staffing business, which was previously included in the Services segment and is included in discontinued operations as of December 31, 2009.
The Pharmacy segment includes the Company’s proprietary medication management program, DailyMed, which includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions into pre-sorted packets, including over-the-counter medications and vitamins, clearly marked with the date and time they should be taken along with medication therapy management (MTM) services. In June 2009, the Company sold its pharmacy dispensing and billing software business, which was previously included in the Pharmacy segment and is included in discontinued operations as of December 31, 2009.
The Catalog segment operates a home-health oriented mail-order catalog and related website. In May 2009, the Company sold its HHE business, which sold respiratory and medical equipment throughout the United States. The Catalog and HHE businesses were previously combined as one segment. The HHE business is included in discontinued operations as of December 31, 2009.

Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue, net:
Services	$21,563	$24,505	$65,952	$74,335
Pharmacy	4,106	1,527	10,732	3,846
Catalog	437	661	1,447	2,008

Total revenue	26,106	26,693	78,131	80,189

Operating income (loss):
Services	$896	$901	$3,140	$3,082
Pharmacy	(1,437)	(1,253)	(4,314)	(3,128)
Catalog	(10)	(125)	(42)	(98)
Unallocated corporate overhead	(1,888)	(1,639)	(7,059)	(7,044)

Total operating income (loss)	(2,439)	(2,116)	(8,275)	(7,188)

Other expenses:
Interest expense, net	934	1,031	2,618	3,041
Loss on extinguishment of debt	—	—	—	248
Change in fair value of warrant	(368)	—	(368)	—
liability
Other	—	(2)	30	53

Net loss before income tax expense	(3,005)	(3,145)	(10,555)	(10,530)
Income tax expense	16	(274)	116	120

Net loss from continuing operations	$(3,021)	$(2,871)	$(10,671)	$(10,650)

Depreciation and amortization:
Services	$189	$279	$574	$838
Pharmacy	212	144	504	513
Catalog	—	13	—	40
Corporate	83	128	347	245

Total depreciation and amortization	$484	$564	$1,425	$1,636

	December 31,
	2009	2008
Capital expenditures:
Services	$44	$73
Pharmacy	266	573
Corporate	19	132
Discontinued operations	—	114

Total capital expenditures	$329	$892

	December 31, 2009	March 31, 2009
Assets:
Services	$43,235	$39,183
Pharmacy	5,788	5,514
Catalog	232	221
Unallocated corporate assets	1,480	3,166
Assets of discontinued operations	—	11,308

Total assets	$50,735	$59,392

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine month periods ended December 31, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009 and Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 filed with the SEC on July 14, 2009, August 13, 2009, and November 16, 2009, respectively, which are incorporated herein by this reference.
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
Three-Month Period Ended December 31, 2009 Compared to the Three-Month Period Ended December 31, 2008
Results of Continuing Operations, (in thousands, except share amounts)

	Three-Month Period
	Ended Decembe 31,
	2009	2008
Revenues, net	$26,106	$26,693
Cost of revenues	18,639	18,819
Gross profit	7,467	7,874

Selling, general and administrative expenses	9,422	9,426
Depreciation and amortization	484	564

Total operating expenses	9,906	9,990

Operating loss	(2,439)	(2,116)
Other expenses	566	1,029

Net loss before income tax expense	(3,005)	(3,145)
Income tax expense (benefit)	16	(274)

Net loss from continuing operations	$(3,021)	$(2,871)

Weighted average number of shares — basic and diluted	168,788,000	135,949,000
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.02)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$21,563	82.6%	$24,505	91.8%	$(2,942)	-12.0%
Pharmacy	4,106	15.7%	1,527	5.7%	2,579	168.9%
Catalog	437	1.7%	661	2.5%	(224)	-33.9%

	26,106	100.0%	26,693	100.0%	(587)	-2.2%

Cost of revenues:
Services	$14,980		$17,069		$(2,089)	-12.2%
Pharmacy	3,394		1,271		2,123	167.0%
Catalog	265		479		(214)	-44.7%

	18,639		18,819		(180)	-1.0%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	6,583	30.5%	7,436	30.3%	(853)	-11.5%
Pharmacy	712	17.3%	256	16.8%	456	178.1%
Catalog	172	39.4%	182	27.5%	(10)	-5.5%

	$7,467	28.6%	$7,874	29.5%	$(407)	-5.2%

The following table summarizes the components of the Services segment revenues for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Home care	$17,095	79.3%	$17,532	71.5%	$(437)	-2.5%
Medical staffing	2,941	13.6%	4,572	18.7%	(1,631)	-35.7%
Travel staffing	1,527	7.1%	2,401	9.8%	(874)	-36.4%

Total Services	$21,563	100.0%	$24,505	100.0%	$(2,942)	-12.0%

Services Segment
The Services segment remains the largest source of revenue for the Company. Home care revenue as a percentage of the total Services segment revenue continues to increase, reaching 79.3% of revenue during the third quarter of fiscal 2010. Home care revenues fell by $437,000, or 2.5%, from $17,532,000 to $17,095,000 over the same period a year ago. The modest decline was principally caused by reductions in reimbursement per billable hour in some state-sponsored home care programs and by a revenue decline in Michigan, one of the Company’s largest home care markets, due largely to economic conditions reducing the number of billable hours during the period.

The negative trends in the medical staffing and travel staffing markets continued in the fiscal third quarter 2010. Medical staffing and travel staffing declined by 35.7% and 36.4%, respectively, as compared with the prior year quarter. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.
Gross margin in the Home Care and Medical Staffing business of 30.5% was essentially flat compared with the 30.3% gross margin in same quarter a year ago. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona and California; a reduction in the percentage of business generated in some of the company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $2,579,000, or 169%, to $4,106,000 during the third quarter of fiscal 2010 compared to the same period last year. This growth was driven by the Company’s DailyMed program. During the second half of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a more rapid pace than in previous quarters, and the Company continues to pursue additional opportunities with government entities and managed care organizations. The Company expects these growth trends to continue during the fourth quarter of fiscal 2010 and beyond. The revenue growth over the last several quarters was primarily driven by the Company’s relationship with Indiana Medicaid and WellPoint. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed program. Additionally, in June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company will initiate the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August, and the Company began recognizing revenue from these patients in September. The program is being rolled out to WellPoint’s California patients during fiscal fourth quarter 2010 and to its New York, Kansas and South Carolina patients during the first half of fiscal 2011. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.
The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the quarter ended December 31, 2009 were 17.3% compared to 16.8% for the prior year quarter. While the margins are fairly consistent year over year, the payer/patient mix in the Indianapolis, Indiana pharmacy, which opened in November 2008, has changed significantly compared to the payer/patient mix serviced by the pharmacy previously located in Paducah, Kentucky, which was closed in December 2008. In addition, there is a different brand/generic product mix for the patients being serviced, which impacts margins over time. Margins improved during the most recent quarter to 17.3% compared to 15.1% in the second quarter of fiscal 2010. Several factors contributed to this improvement, including changes in adjudication/billing procedures, utilization of group purchasing organization (GPO) contracts resulting in lower drug acquisition costs, and a reduction in inventory adjustments.

Effective September 26, 2009, a federal court required the two industry publishers of average wholesale prices (AWP) to reduce AWPs on some 1,400 brand drugs. This was the result of a settlement of litigation by third parties against these publishers challenging the establishment of AWPs on these products. AWPs are regularly used as a basis for establishing the reimbursement received by pharmacies for products dispensed. Some of the Company’s contracts for reimbursement, and some of the reimbursement policies of other payers, are based on discounts off of the published AWP. The industry publishers of AWPs have also decided to extend the reduction of AWPs to a much broader group of drugs than the list covered by the litigation settlement. Most commercial payers are adjusting their reimbursement formulas to compensate for the reduction in AWPs and the Company is in the process of amending agreements with these payers to reflect the new reimbursement formulas. In addition, some state-sponsored programs are adopting modifications to their reimbursement formulas to ensure a similar level of reimbursement to pharmacies after the change in AWPs as before the change. For payers adopting these adjustments, no material impact on the Company’s reimbursement is expected. However, some payers, including the Indiana Medicaid program, have not adjusted their reimbursement formulas to account for the lower AWPs and, consequently, the Company is receiving a reduced level of reimbursement on some products effective September 26, 2009. During the quarter, the Company experienced some reductions in revenue and gross margin for a certain portion of the Pharmacy segment business due to these changes. In addition, various proposals in the national health care reform efforts propose modifications to the manner in which various federally-funded and state-sponsored programs reimburse pharmacies for dispensing product. Certain of these proposals could have the effect of negatively impacting net revenue and gross margins in future periods.
Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business decreased 33.9% to $437,000 during the three-month period ended December 31, 2009 compared to the same period last year. The decrease in revenue is due in part to the reduction in catalog mailing to a more targeted audience, and in part due to economic conditions as virtually all of this business is cash and/or credit business.
The gross margin increased to 39.4% for the three-month period ended December 31, 2009 compared to 27.5% for the same period last year. This improvement was primarily due to a one-time charge to cost of goods sold during the prior year quarter.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	SG&A	2008	SG&A	(Decrease)	(Decrease)

Services	$5,496	58.3%	$6,243	66.2%	$(747)	-12.0%
Pharmacy	1,938	20.6%	1,365	14.5%	573	42.0%
Catalog	183	1.9%	307	3.3%	(124)	-40.4%
Corporate	1,805	19.2%	1,511	16.0%	294	19.5%

	$9,422	100.0%	$9,426	100.0%	$(4)	0.0%

SG&A as a % of net revenue	36.1%		35.3%
Services Segment
The Services segment selling, general and administrative expense decreased to $5,496,000 for the three-month period ended December 31, 2009 compared to $6,243,000 for the same period in the prior year. This $747,000, or 12.0%, decrease was primarily due to a $328,000 decrease in commissions paid to the affiliates, a $235,000 decrease in employee costs and a $104,000 reduction in bad debt expense. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in employee costs was a direct result of the Company’s efforts to reduce headcount in certain areas. The reduction in bad debt expense reflects an improvement in collection efforts within the Services segment.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $573,000, or 42.0%, to $1,938,000 during the third quarter of fiscal 2010. In general, the increase in Pharmacy expenses was due to the recent growth in revenue in this segment, as well as the continued investment in infrastructure in advance of the anticipated revenue growth during the next several quarters, primarily resulting from the WellPoint arrangement. Specifically, total labor costs increased $185,000 during the three-month period ended December 31, 2009 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume. Shipping costs increased $128,000 as volume increased. Customer outreach and marketing costs increased by $119,000 as the Company contacted and enrolled more customers during the current year quarter. The remaining increase during the current year quarter was due to various other variable administrative expenses, such as bad debt, supplies and travel, which increased with the growth in revenue and the increase in number of employees.
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

Catalog Segment
The Catalog segment selling, general and administrative expense decreased by $124,000, or 40.4%, during the three-month period ended December 31, 2009. The decrease was primarily due to a $116,000 decrease in the costs to produce and mail catalogs.
Corporate
Corporate selling, general and administrative expense increased by $294,000, or 19.5%, to $1,805,000 for the three-month period ended December 31, 2009 compared to $1,511,000. The change reflects the increase in legal fees of $187,000 and certain employee benefits of $386,000. These increases were partially offset by reductions in professional fees of $90,000 and the recovery of a previously written off note receivable of $114,000.
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
Depreciation and Amortization
The following summarizes depreciation and amortization expense for the three-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$325	$258	$67	26.0%
Amortization of acquired intangible assets	159	306	(147)	-48.0%

	$484	$564	$(80)	-14.2%

Depreciation and amortization of property and equipment increased by approximately $67,000, or 26.0%, during the three-month period ended December 31, 2009 compared to the same period last year. The increase reflects the increase in depreciation associated with certain Pharmacy equipment acquired during the last year.
Amortization of acquired intangible assets decreased by $147,000, or 48.0%, during the fiscal third quarter 2010 compared to fiscal 2009. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy and Catalog segments, which ultimately reduced future amortization expense.
Other Expenses
The following summarizes net interest expense for the three-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Interest expense	$940	$1,047	$(107)	-10.2%
Interest income	(6)	(16)	10	-62.5%

	$934	$1,031	$(97)	-9.4%

Interest expense for the three-month period ended December 31, 2009 decreased by $107,000, or 10.2%, to $940,000 as compared to the same period last year. The average interest bearing liabilities balance (balance of the beginning of the period plus the end of the period divided by two) for fiscal 2010 was $34.7 million compared to $37.2 million for fiscal 2009, which represents a reduction of 7.0%. The overall reduction of debt combined with the timing of the reductions resulted in the decrease in interest expense.

Change in Fair Value of Warrant Liability
As discussed in Note 7, the 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants are determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records an gain or loss in the statement of operations. The gain of $368,000 on the change in fair value of the warrant liability during the three-month period ended December 31, 2009 was primarily due to the changes in our stock price, the expected volatility, interest rates and contractual lives of the warrants.
Income Taxes
Income tax expense was $16,000 for the three-month period ended December 31, 2009 compared to an income tax benefit of $274,000 for the three-month period ended December 31, 2008, an increase of $190,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. During the three-month period ended December 31, 2008, the Company reversed certain income tax accruals recognized earlier in the year due to the deterioration of its business in certain states, primarily Michigan.
Due to the Company’s losses in recent years, it has paid nominal federal income taxes. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax assetbalance to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $63.3 million that expires at various dates through 2029. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
Loss from Discontinued Operations
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company will receive 50% of the future earnings of the business until the total payments equal $1.6 million. Such payments, if any, will be recorded as additional gains when earned. The Company retained all accounts receivable for services provided prior to May 29, 2009.
For the three-month period ended December 31, 2009, the net loss for the Industrial Staffing discontinued operations was $3,000, and the Company recognized an additional of $15,000 gain on the disposal of discontinued operations.
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
For the three-month period ended December 31, 2009, the net loss for the HHE discontinued operations was $124,000.
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management compay to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $85,000. $220,000 of the purchase price is being held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in September 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer that provides the Company the right to continue to use the software for internal purposes.
For the three-month period ended December 31, 2009, the net loss for the Pharmacy discontinued operations was $20,000.

Nine-Month Period Ended December 31, 2009 Compared to the Nine-Month Period Ended December 31, 2008
Results of Continuing Operations, (in thousands, except share amounts)

	Nine-Month Period
	Ended Decembe 31,
	2009	2008
Revenues, net	$78,131	$80,189
Cost of revenues	55,811	55,991

Gross profit	22,320	24,198

Selling, general and administrative expenses	29,170	29,750
Depreciation and amortization	1,425	1,636

Total operating expenses	30,595	31,386

Operating loss	(8,275)	(7,188)
Other expenses	2,280	3,342

Net loss before income tax expense	(10,555)	(10,530)
Income tax expense	116	120

Net loss from continuing operations	$(10,671)	$(10,650)

Weighted average number of shares — basic and diluted	163,412,000	133,559,000
Net loss from continuing operations per share — basic and diluted	$(0.07)	$(0.08)

Revenues, Cost of Revenues and Gross Profits
The following summarizes revenues, cost of revenues and gross profits by segment for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$65,952	84.4%	$74,335	92.7%	$(8,383)	-11.3%
Pharmacy	10,732	13.7%	3,846	4.8%	6,886	179.0%
Catalog	1,447	1.9%	2,008	2.5%	(561)	-27.9%

	78,131	100.0%	80,189	100.0%	(2,058)	-2.6%

Cost of revenues:
Services	$45,773		$51,582		$(5,809)	-11.3%
Pharmacy	9,151		3,196		5,955	186.3%
Catalog	887		1,213		(326)	-26.9%

	55,811		55,991		(180)	-0.3%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	20,179	30.6%	22,753	30.6%	(2,574)	-11.3%
Pharmacy	1,581	14.7%	650	16.9%	931	143.2%
Catalog	560	38.7%	795	39.6%	(235)	-29.6%

	$22,320	28.6%	$24,198	30.2%	$(1,878)	-7.8%

The following table summarizes the components of the Services segment revenues for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)

Home care	$52,039	78.9%	$51,881	69.8%	$158	0.3%
Medical staffing	9,642	14.6%	15,066	20.3%	(5,424)	-36.0%
Travel staffing	4,271	6.5%	7,388	9.9%	(3,117)	-42.2%

Total Services	$65,952	100.0%	$74,335	100.0%	$(8,383)	-11.3%

Services Segment
The Services segment remains the largest source of revenue for the Company. Home care revenue as a percentage of the total Services segment revenue continues to increase, reaching 78.9% of revenue during the nine-month period ended December 31, 2009. Home care revenues increased by $158,000, or 0.3%, from $51,881,000 to $52,039,000 over the same period a year ago.
The increases in home care revenue were more than offset by the declines in revenue in the medical staffing and travel staffing markets, which declined by 36.0% and 42.2%, respectively, as compared with the prior year period. Demand for the Company’s per diem and travel medical staffing services declined as compared with the same period a year ago. Several factors have contributed to the lower level of overall demand. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.
Gross margins in the Services segment remained flat at 30.6% during the nine-month periods ended December 31, 2009 and 2008. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $6,886,000, or 179%, to $10,732,000 during the nine-month period ended December 31, 2009 compared to the same period last year. This growth was driven by the Company’s DailyMed program. During the second half of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a more rapid pace than in previous quarters, and the Company continues to pursue additional opportunities with government entities and managed care organizations. The Company expects these growth trends to continue during the fourth quarter of fiscal 2010 and beyond. The revenue growth over the last several quarters was primarily driven by the Company’s relationship with Indiana Medicaid and WellPoint. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed program. Additionally, in June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company will initiate the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August, and the Company began recognizing revenue from these patients in September. The program is being rolled out to WellPoint’s California patients during fiscal fourth quarter 2010 and to its New York, Kansas and South Carolina patients during the first half of fiscal 2011. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.

The costs of revenue in the Pharmacy segment include the costs of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the nine-month period ended December 31, 2009 were 14.7% compared to 16.9% for the prior year period. The payer/patient mix in the Indianapolis, Indiana pharmacy, which opened in November 2008, has changed significantly compared to the payer/patient mix serviced by the pharmacy previously located in Paducah, Kentucky, which was closed in December 2008. This change has impacted margins. In addition, there is a different brand/generic product mix for the patients being serviced, which impacts margins over time. Margins improved during the most recent quarter to 17.3% compared to 15.1% and 11.0% in the second and first quarters of fiscal 2010, respectively. Several factors contributed to this improvement, including changes in adjudication/billing procedures, utilization of group purchasing organization (GPO) contracts resulting in lower drug acquisition costs, and a reduction in inventory adjustments. (PVA DISCUSSION?)
Effective September 26, 2009, a federal court required the two industry publishers of average wholesale prices (AWP) to reduce AWPs on some 1,400 brand drugs. This was the result of a settlement of litigation by third parties against these publishers challenging the establishment of AWPs on these products. AWPs are regularly used as a basis for establishing the reimbursement received by pharmacies for products dispensed. Some of the Company’s contracts for reimbursement, and some of the reimbursement policies of other payers, are based on discounts off of the published AWP. The industry publishers of AWPs have also decided to extend the reduction of AWPs to a much broader group of drugs than the list covered by the litigation settlement. Most commercial payers are adjusting their reimbursement formulas to compensate for the reduction in AWPs and the Company is in the process of amending agreements with these payers to reflect the new reimbursement formulas. In addition, some state-sponsored programs are adopting modifications to their reimbursement formulas to ensure a similar level of reimbursement to pharmacies after the change in AWPs as before the change. For payers adopting these adjustments, no material impact on the Company’s reimbursement is expected. However, some payers, including the Indiana Medicaid program, have not adjusted their reimbursement formulas to account for the lower AWPs and, consequently, the Company is receiving a reduced level of reimbursement on some products effective September 26, 2009. During the quarter, the Company experienced some reductions in revenue and gross margin for a certain portion of the Pharmacy segment business due to these changes. In addition, various proposals in the national health care reform efforts propose modifications to the manner in which various federally-funded and state-sponsored programs reimburse pharmacies for dispensing product. Certain of these proposals could have the effect of negatively impacting net revenue and gross margins in future periods.
Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business decreased 27.9% to $1,447,000 during the nine-month period ended December 31, 2009 compared to the same period last year. The decrease in revenue is due in part to the reduction in catalog mailing to a more targeted audience, and in part due to economic conditions as virtually all of this business is cash and/or credit business.
The gross margin decreased to 38.7% for the nine-month period ended December 31, 2009 compared to 39.6% for the same period last year primarily due to change in the mix of the products being sold.

Selling, General and Administrative
The following summarizes selling, general and administrative expenses by segment for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	SG&A	2008	SG&A	(Decrease)	(Decrease)

Services	$16,465	56.4%	$18,794	63.2%	$(2,329)	-12.4%
Pharmacy	5,392	18.5%	3,264	11.0%	2,128	65.2%
Catalog	601	2.1%	893	3.0%	(292)	-32.7%
Corporate	6,712	23.0%	6,798	22.8%	(86)	-1.3%

	$29,170	100.0%	$29,749	100.0%	$(579)	-1.9%

SG&A as a % of net revenue	37.3%		37.1%
Services Segment
The Services segment selling, general and administrative expense decreased to $16,465,000 for the nine-month period ended December 31, 2009 compared to $18,794,000 for the same period in the prior year. This $2,329,000, or 12.4%, decrease was primarily due to a $1,084,000 decrease in commissions paid to the affiliates and a $919,000 decrease in labor costs. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in employee costs was a direct result of the Company’s efforts to reduce headcount in certain areas.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $2,128,000, or 65.2%, to $5,392,000 during the nine-month period ended December 31, 2009. In general, the increase in Pharmacy expenses was due to the recent growth in revenue in this segment, as well as the continued investment in infrastructure in advance of the anticipated revenue growth during the next several quarters, primarily resulting from the WellPoint arrangement. Specifically, total employee costs increased by $876,000 during the nine-month period ended December 31, 2009 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume. Additionally, the Company used more contract and temporary labor as well as consultants during the current year period, and this contributed an additional $380,000 in expense. Shipping costs and bad debt expense also increased during the period by $277,000 and $139,000, respectively, which was consistent with the revenue growth. The remaining increase during the current year period was due to various other administrative expenses that increased with the growth in revenue and headcount that has occurred over the last year.
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

Catalog Segment
The Catalog segment selling, general and administrative expense decreased by $292,000, or 32.7%, during the nine-month period ended December 31, 2009. These decreases were primarily due to a $259,000 decrease in the costs to produce and mail catalogs.
Corporate
Corporate selling, general and administrative expense decreased by $86,000, or 1.3%, to $6,712,000 for the nine-month period ended December 31, 2009 compared to $6,798,000 for the same period in the prior year. The slight decrease reflects reductions in employee costs, professional fees and insurance, which were approximately offset in legal fees and certain employee benefits.
Depreciation and Amortization
The following summarizes depreciation and amortization expense for the nine-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$949	$722	$227	31.4%
Amortization of acquired intangible assets	476	914	(438)	-47.9%

	$1,425	$1,636	$(211)	-12.9%

Depreciation and amortization of property and equipment increased by $227,000, or 31.4%, during the nine-month period ended December 31, 2009 compared to the same period last year. The increase reflects the increase in depreciation associated with various software and Pharmacy equipment acquired during the last year.
Amortization of acquired intangible assets decreased by $438,000, or 47.9%, during the nine-month period ended December 31, 2009 compared to prior year period. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy and Catalog segments, which ultimately reduced future amortization expense.
Other Expenses
The following summarizes net interest expense for the nine-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)

Interest expense	$2,635	$3,089	$(454)	-14.7%
Interest income	(17)	(48)	31	-64.6%

	$2,618	$3,041	$(423)	-13.9%

Interest expense for the nine-month period ended December 31, 2009 decreased by $454,000, or 14.7%, to $2,635,000 as compared to the same period last year. The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal 2010 was $35.2 million compared to $37.5 million for fiscal 2009, which represents a reduction of 6.1%. The overall reduction of debt combined with the timing of the reductions resulted in the decrease in interest expense.

Loss on Extinguishment of Debt
On June 5, 2008, the Company issued AmerisourceBergen 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The warrants were issued in conjunction with obtaining a waiver for a financial covenant violation relating to the AmerisourceBergen line of credit, which was paid in full in June 2009. The fair value of the warrants was determined to be $248,000 and was recorded as a loss on extinguishment of debt during the nine-month period ended December 31, 2008. No similar expense was recognized during the nine-month period ended December 31, 2009.
Change in Fair Value of Warrant Liability
As discussed in Note 7, the 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants are determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records an gain or loss in the statement of operations. The gain of $368,000 on the change in fair value of the warrant liability during the nine-month period ended December 31, 2009 was primarily due to the changes in our stock price, the expected volatility, interest rates and contractual lives of the warrants.
Income Taxes
Income tax expense was $116,000 for the nine-month period ended December 31, 2009 compared to $120,000 for the nine-month period ended December 31, 2008, a decrease of $4,000. The income tax expense is primarily the result of state income tax liabilities of the subsidiary operating companies. The majority of the prior period expense related to the estimated tax liability in Michigan associated with the industrial staffing business, which was divested of by the Company in May 2009. The Company uses a centralized approach for income tax purposes, and, accordingly, income tax expenses were not specifically allocated to discontinued operations.
Due to the Company’s losses in recent years, it has paid nominal federal income taxes. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax asset balance to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $63.3 million that expires at various dates through 2029. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.
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
Through the nine-month period ended December 31, 2009, the net loss for the Industrial Staffing discontinued operations was $47,000, and the Company recognized a $144,000 gain on the disposal of discontinued operations.

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
Through the nine-month period ended December 31, 2009, the net loss for the HHE discontinued operations was $1,374,000 and the Company recognized a $279,000 gain on the disposal of discontinued operations.
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
Through the nine-month period ended September 30, 2009, the net loss for the Pharmacy discontinued operations was $174,000, and the Company recognized a $29,000 loss on the disposal of discontinued operations.
Liquidity and Capital Resources
During the nine-month period ended December 31, 2009, the Company incurred a loss from continuing operations of $10.7 million and used $5.5 million in cash for operating activities. As of December 31, 2009, the Company had $7.8 million of cash and line of credit availability and $34.7 million in outstanding debt.
For the approximately two year period prior to July 2009, the Company was focused on a strategic plan to restructure long-term debt, close or sell non-strategic businesses and assets, lay the foundation for the growth of the Pharmacy business and expansion of the Home Care business. The results of these efforts are briefly discussed below.
In March 2009, the Company restructured $24 million of debt with its two largest equity holders and received an additional $3 million in debt financing as part of the transaction. The debt maturity was extended through April 1, 2012, and the Company will continue to have the option to add the accrued interest to the principal balance on a quarterly basis (see “Note 6 — Long-Term Obligations” for additional details). In July 2009, the Company executed an amendment to its Services segment working capital line of credit agreement with Comerica Bank to extend the maturity from October 2009 to August 2011 (see “Note 5 — Lines of Credit” for additional details).

In May and June 2009, the Company sold its HHE, industrial staffing and pharmacy software businesses and received an aggregate of $9,157,000 in cash proceeds at the closings. The Company used $5,921,000 of the proceeds to pay down certain debt balances. Cash proceeds from all divestitures received at the closings, net of fees, less amounts used to pay down debt were $2,629,000 (see “Note 3 — Discontinued Operations” for additional details).
In June 2009, the Company entered into an agreement with WellPoint whereby the Company will initiate its DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid management care benefits. The Company began generating revenue from Virginia in September and began enrolling patients in California in January. This agreement, combined with the Company’s relationship with the Indiana Medicaid program and other payers, provides the Company with significant growth opportunity within its Pharmacy segment.
The Company is focused on improving the performance of its two remaining core business units: Pharmacy and Services. Management believes that its increased focus on the remaining businesses will enable it to realize operational improvements. Within the Pharmacy segment, the Company has significantly expanded revenue over the last 12 months and successfully executed its plan to improve gross margins during the last two quarters. The success of the Pharmacy business depends heavily on the continued increase in revenue, continued improvement in margins and the ability to reduce SG&A expenses as a percentage of revenue. Management believes that the Company’s relationships with certain large payers will provide the necessary revenue growth to allow the Company to leverage its current SG&A structure. The Company will be entering into a new prime vendor agreement in 2010 that is expected to further improve gross margins by reducing the cost of branded and generic drugs. SG&A expenses are expected to decline as a percentage of revenue due to operational improvements, investments in new operating systems and technology, and leveraging more fixed expenses over a larger revenue base. The combination of revenue growth, improved margins and lower SG&A expenses is expected to reduce the operating losses and cash needed to fund the Pharmacy business. However, it is expected that the Pharmacy segment will not become profitable and will continue to be a net user of cash through fiscal 2010 and into fiscal 2011.
Within the Services segment, the Company has seen modest increase in Home Care revenue over the last 12 months. Management continues to explore cost-effective ways to organically grow the Home Care revenue. At the same time, the Company has seen a significant reduction in Medical Staffing revenue consistent with overall staffing industry trends. The Company has reduced the SG&A in this segment over the last 12 months and will continue to look for additional cost-saving opportunities. Management expects these on-going initiatives to improve the Service segment results during fiscal 2010 fourth quarter and beyond. At current levels of revenue, it is unlikely that the profitability of the Services segment will be sufficient to offset the losses and cash usage in the Pharmacy segment. However, if/when revenues return to more historic levels as the Home Care business grows and the Medical Staffing market recovers, the Services segment will see an improvement in operating income and cash flow.
In November 2009, the Company finalized an equity financing transaction and raised $10,215,000 in net proceeds. Consistent with the terms of the debt agreement dated September 10, 2009, the Company used $2,400,000 of the proceeds to pay off the outstanding balance. The remaining $7,815,000 will be used to fund on-going operations.
Management believes that the additional cash raised through the equity financing in November 2009 will provide the Company with the capital necessary to support operating cash requirements in the near term. If and when necessary, management believes that it would be able to raise additional capital to support on-going operations and to fund growth opportunities. This capital could be in the form of debt or equity financing or investments in its core business platforms by strategic business partners.

The following summarizes the Company’s cash flows for the nine-month periods ended December 31, (in thousands):

	2009	2008
Net cash provided by (used in) operating activities	$(5,504)	$38
Net cash provided (used in) investing activities	8,253	(1,169)
Net cash used in financing activities	3,037	(4,918)
Net change in cash and cash equivalents	5,786	(6,049)
Cash and cash equivalents, end of period	7,308	302
Availability under line of credit agreements	$522	$2,784
At December 31, 2009, the Company had $7,830,000 in cash and line of credit availability. The line of credit balance fluctuates based on working capital needs. The line of credit availability is based on the eligible accounts receivable within the Services segment. Subsequent to the divestiture of the industrial staffing business in May 2009 and the amendment to the Comerica Bank line of credit agreement in July 2009, the Services receivables and borrowing base decreased.
Net cash used in operating activities was $5,504,000 for the nine-month period ended December 31, 2009 compared to net cash provided by operating activities of $38,000 for the same period of the prior year. The loss from discontinued operations during the nine-month period ended December 31, 2009 accounted for $1,595,000 of the total $12,240,000 net loss during the period. Discontinued operations contributed $1,587,000 in income during the prior year period.
Cash provided by investing activities of $8,253,000 for the nine-month period ended December 31, 2009 included $9,335,000 of cash received for the divestitures of the HHE, industrial staffing and retail pharmacy software businesses. This amount was offset by $253,000 in cash payments relating to prior year business acquisitions as well as $329,000 in capital expenditures. Additionally, in conjunction with the Comerica Bank line of credit extension in July 2009, the Company invested $500,000 of restricted cash in order to collateralize the liability. During the nine-month period ended December 31, 2008, the Company used $653,000 of cash for business acquisitions and an additional $892,000 for capital expenditures. These amounts were offset by $356,000 of cash proceeds from business disposals.
Cash used in financing activities was $3,037,000 for the nine-month period end December 31, 2009. In November, the Company raised $10,260,000 in additional equity financing, net of fees paid in cash of $839,000. In September 2009, the Company received $2,142,0000 in additional debt financing, net of fees, and this amount was paid in full upon completion of the equity financing in November. During the first three quarters of fiscal 2010, the Company made $9,252,000 in debt and capital lease payments and reduced its outstanding balance on its lines of credit by $113,000. Cash used in financing activities of $4,918,000 for the nine-month period ended December 31, 2008 represents reductions in outstanding debt, including lines of credit.
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
On September 10, 2009, the Company entered into three unsecured notes payable for an aggregate of $2,400,000. The notes include an original issue discount of $100,000 and was to mature on April 1, 2010. The notes included a mandatory repayment provision whereby if the Company raises in excess of $5,000,000 in a debt or equity transaction, the notes would be paid in full.
On November 20, 2009, the Company finalized an equity financing transaction and raised $10,260,000 in net proceeds. Consistent with the terms of the debt agreement dated September 10, 2009, the Company used $2,400,000 of the proceeds to pay off the outstanding balance. The remaining $7,860,000 will be used to fund on-going operations.

As of December 31, 2009, the Company had total debt obligations of $34,746,000, of which $17,264,000 was payable to JANA and $6,349,000 was payable to Vicis. JANA and Vicis are the Company’s two largest shareholders and each owns greater than 10% of the Company’s outstanding common stock. Additionally, the Company had an outstanding balance of $9,012,000 due to Comerica Bank under its Services segment working capital line of credit agreement and an additional $2,121,000 due to various other lenders.
As of December 31, 2009, total debt obligations due within the next 12 months totaled $939,000.
Net accounts receivable were $13,478,000 and $15,679,000 at December 31, 2009 and March 31, 2009, respectively. The Services segment accounted for 91% and 95% of total account receivables at December 31, 2009 and March 31, 2009, respectively.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the nine-month period ended December 31, 2009 was as follows:

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
As of December 31, 2009, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Other than as described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On November 20, 2009, the Company finalized a transaction to sell 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock and raised $10.2 million in net proceeds. We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. Further, because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. We also plan to continue to expand product and service offerings. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.
We raised $10.2 million in equity financing on November 20, 2009. $2.4 million of the proceeds will be used to pay off the debt financing received in September 2009. The net proceeds from this financing combined with our cash on hand and line of credit availability, may not be adequate to satisfy our cash needs over the long-term. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
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
In addition, regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to regulatory investigations or, if we do not prevail, damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in our industry. These lawsuits can involve significant monetary awards or penalties which may not be covered by our insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could distract management from running our business or irreparably damage our reputation

A significant decline in sales in our home care and staffing businesses would adversely impact our revenue, operating income and cash flow and our ability to repay indebtedness and invest in new products and services.
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
Warrants to purchase approximately 11.1 million shares of our common stock were issued and outstanding as of December 31, 2009. Options to purchase approximately 6.2 million shares of our common stock were issued and outstanding as of December 31, 2009. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved).
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

February 4, 2010	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

February 4, 2010	By:	/s/ Matthew R. Middendorf
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