Form 10-K
period 2010-03-31
ARCADIA RESOURCES, INC
filed 2010-06-11
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————
Form 10-K
—————

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition period from ____ to ____.

Commission file number 001-32935
Arcadia Resources, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)
9320 PRIORITY WAY WEST DRIVE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐¨ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2009 based on $1.12 per share (the last reported sale price of our Common Stock quoted on the NYSE Amex Exchange), was approximately $115 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

As of June 10 , 2010, the Registrant had 177,918,000 shares of Common Stock outstanding.

Documents incorporated by reference:

Portions of the definitive Proxy Statement for the Registrant’s fiscal 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end on March 31, 2010 are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

		Page No.
Part I
Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Reserved	17
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A	Controls and Procedures	45
Item 9B.	Other Information	46
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence	47
Item 14.	Principal Accountant Fees and Services	47
Part IV
Item 15.	Exhibits and Financial Statement Schedules	47

Signatures		49
Exhibit 23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Exhibit 31.1	SECTION 302 CEO CERTIFICATION
Exhibit 31.2	SECTION 302 CFO CERTIFICATION
Exhibit 32.1	SECTION 906 CEO CERTIFICATION
Exhibit 32.2	SECTION 906 CFO CERTIFICATION

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

Forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions. Forward-looking statements include words such as “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek,” “may,” “can,” “will,” “could,” “should,” “project,” “predict,” “aim,” “continue,” “potential,” “opportunity” or similar forward-looking terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties certain risks and factors that may affect our business, financial condition and results of operations and prospects.

Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries, and when we refer to 2010, 2009 and 2008, we mean the twelve-month period ended March 31 of those respective years, unless otherwise provided.

Part I

ITEM 1. BUSINESS

Overview

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries, is a national provider of home care, medical staffing, home health products and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 70 facilities located in 18 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.

Recent Events

On May 19, 2009, the Company completed the sale of its HHE business in two separate transactions. The net proceeds of these sales were approximately $8.5 million, of which $7.1 million of cash was received at close. $4.1 million of the proceeds were used to repay existing long-term indebtedness, and the remaining proceeds will be used by the Company for general corporate purposes. These transactions are summarized in the Company’s report on Form 8-K filed May 21, 2009. The HHE business, which made up the majority of the Company’s previously reported HHE business segment, is classified as a discontinued operation for purposes of the 2010 fiscal year results and results for prior years have been restated consistent with this treatment.

On May 29, 2009, the Company completed the sale of its industrial staffing business for $250,000 plus a portion of the future earnings of the business. The sale of this business is discussed in Note 3 to the Consolidated Financial Statements included under Item 8 of this report. The industrial staffing business’s financial results have previously been reported as part of the Services segment. As a result of the sale, this business has been classified as a discontinued operation for purposes of the 2010 fiscal year results and results for prior years have been restated consistent with this treatment.

On June 11, 2009, the Company completed the sale of its JASCORP retail pharmacy software assets for $2.2 million. The sale of these assets is discussed in Note 3 to the Consolidated Financial Statements included under Item 8 of this report. The retail pharmacy software business’s financial results have previously been reported as part of the Pharmacy segment. As a result of the sale, this business has been classified as a discontinued operation for purposes of the 2010 fiscal year results and results for year periods have been restated consistent with this treatment.

Business Strategy

The events described in the “Recent Events” section were implemented as part of a plan to refocus the Company’s lines of business. As a result of the events described above, the Company currently has three reportable business segments – Services, Pharmacy, and Catalog. The former “Home Health Equipment” segment, which included the Company’s HHE business, is no longer a business segment of the Company and is treated as a discontinued operation for purposes of the financial statements, as more fully discussed below. The Company continues to operate its home-health oriented products catalog/on-line business. This business was previously included in the HHE segment.

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

     Organic growth and potential acquisitions. In the short term the Company is focused on organic growth of its home care services, medical staffing and specialty pharmacy businesses. With the launch of its proprietary DailyMed™ medication management program, the Company has experienced the largest organic growth (both in percentage and revenue terms) in the Pharmacy business segment, and this trend is expected to continue. In addition to organic growth, longer term, the Company will consider acquisition opportunities in the specialty pharmacy and home care markets, as capital availability permits.

     Pharmacy growth plan. The Company has developed an aggressive growth plan for its DailyMed pharmacy business. The DailyMed program is designed to improve compliance and adherence for members with complex chronic drug regimens, improving the quality of life for members living at home and cost reduction opportunities for at-risk payers. The Company is primarily focused on marketing directly to the at-risk payers and other delivery partners focused on cost-effective provision of health care services with an emphasis on caring for people in their home environments. Marketing efforts have been identified and developed to implement the Company’s sales plans to this target group.

     Leverage back office/IT systems and services. The Company provides payroll, billing, credit and collection, finance, human resources, compliance and other support services for the Services segment from a centralized location in Southfield, Michigan. The goal of these centralized services is to provide a standardized operating platform, enhance productivity and operating efficiency, and leverage the transactional volume of the businesses to provide a cost-effective support structure. For the Services segment, the business utilizes a common, integrated information technology system across all locations. The system allows scheduling of caregivers to be done efficiently and provides for flexibility and customization of billing formats for our customers.

     Reduction of SG&A expense. The Company continues to focus on reducing its overall level of selling, general and administrative (“SG&A”) expense as a percentage of consolidated net revenue. During the past three years, the Company has implemented several actions designed to reduce SG&A expense, including exiting unprofitable business lines, reducing headcount, closing and consolidating executive and support offices, and reducing professional fees. The Company constantly evaluates further cost reduction opportunities. In light of the asset sales during the fiscal first quarter 2010 noted above, the revenue of the Company has been reduced and the scope of its activities has been narrowed. As a result, management made additional reductions in SG&A expenses during fiscal 2010, principally at the corporate level, to bring these expenses more in line with the size and scope of current business operations. Reductions in the Services segment and corporate SG&A were offset by increases in the Pharmacy segment SG&A as this segment grew significantly during fiscal 2010.

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

     Services Segment. The Services segment provides home care and medical staffing services across the United States. Operated principally through the Company’s wholly-owned subsidiary, Arcadia Services, Inc. (“ASI”), this segment is a national provider of home care services, including skilled and personal care; and medical staffing services to numerous types of acute care and sub-acute care medical facilities. The Services segment provides nurses, certified nursing assistants, home health aides, homemakers and companions to home care clients. It provides nurses, certified nursing assistants and various allied health professionals to medical facilities. The medical staffing business provides per diem, local contract and travel staffing services to its customers.

The Services segment operates through a network of both company-owned offices, as well as affiliate offices that are locally owned and operated under a contractual arrangement with the Company. The Company and the affiliate offices share the gross margin on business generated by the affiliate office using a revenue-based formula. The affiliate offices market to local customers and service the contracts between the Company and those customers. The affiliates also recruit local field staff, which are employed by the Company, and manage the day-to-day assignment of the field employees to meet customer needs. In the Services segment, sales through affiliate offices represent approximately 65% of net revenue, with 35% of sales being done through company-owned offices. The mix of company-owned sales has increased over the past two years as the Company has converted several affiliate offices into company-owned locations.

The sales activity for home care and medical staffing services is primarily performed at company-owned and affiliate offices in local markets across the United States. In the home care market, these offices work with a wide range of referral sources and also sell directly to consumers. Referral sources for home care series include elder law attorneys, financial counselors, case managers, geriatric care managers, physicians, medical social workers, facility discharge planners and numerous other entities that influence the purchase of home care services. Selling efforts focus on our ability to provide high quality, cost-effective services, in a consistent, reliable fashion, performed by trained caregivers who are employed directly by the Company. The Company serviced more than 9,900 home care clients in fiscal 2010.

The sales activity for medical staffing is also primarily performed at the local office level. Sales are done via direct contacts with a wide variety of acute-care and sub-acute care facilities, including hospitals, rehabilitation facilities, skilled nursing facilities, hospices and others. Selling efforts focus on our ability to provide highly-skilled staff, often on short notice, on a cost-effective basis. Some facilities utilize vendor managed services (“VMS”) providers who contract on their behalf for these services. The Company serviced approximately 540 facilities in fiscal 2010.

The Company also has a central contracting group that pursues contracts for home care and medical staffing services on a national and regional level. These activities are coordinated with the local offices expected to provide the services.

Recruitment of home care and medical staffing personnel is done at the local level. Each local office has a different mix of clients and, therefore, has its own requirements for the employees needed to service these clients. All employees hired by the Company go through a rigorous screening process that includes criminal background checks, drug screening and skills assessments.

Competition in the Services segment consists of national and regional service providers, as well as smaller locally-owned and operated companies. In the home care segment, competition is highly fragmented with only a few national or regional providers. Because the home care business largely consists of personal care, homemaker/companion services and non-Medicare skilled care, the Company does not compete directly with the larger publicly-traded, Medicare-certified home health agencies. In the medical staffing segment, the Company competes with per diem staffing agencies, as well as agencies focused primarily on travel staffing. Competition in the travel staffing segment is dominated by several large, publicly-traded companies that operate on much larger scale than the Company’s travel staffing business.

     Pharmacy Segment. The Pharmacy segment offers the Company’s DailyMed™ medication management system, which was acquired as part of its purchase of PrairieStone Pharmacy, LLC in February 2007. DailyMed™ transfers a patient’s prescriptions, over-the-counter medications and vitamins and organizes them into pre-sorted 30-day supply packages marked with the date and time each dosage should be taken. Our registered pharmacists review the patient’s panel of medications at the time a patient is enrolled and periodically perform more detailed medication therapy management (MTM) reviews to ensure the safety and effectiveness of the patient’s medications. DailyMed™ is aimed at reducing medication errors, improving medication adherence and ultimately lowering the cost of health care for its target customers. The Company is focused on marketing its DailyMed™ products and services to managed care providers and others responsible for managing the health care costs of the targeted population. The Company plans to invest in DailyMed™ as the need for improved systems for medication management creates growth opportunities for this segment.

Numerous companies provide products and services in the pharmacy industry. These companies include community-based retail pharmacies, some of whom operate on a national level, and independents operating from a small number of locations; long-term care pharmacies, who provide pharmacy products and services to long-term care facilities such as assisted living and skilled nursing facilities; and providers of MTM services. The Company believes it has a unique competitive position. The Company has integrated various aspects of pharmacy product distribution and MTM services into a method of providing an enhanced system of medication management.

     Catalog Segment. The Company also operates a home-health oriented products catalog/on-line business to sell ambulatory and mobility products, respiratory products, daily living aids, bathroom safety products and bathroom/home modification products. We market these products via direct mail and through our e-commerce website. In March 2005, the Company and Sears, Roebuck and Co. executed a licensing agreement which allows the Company to sell similar merchandise for their www.sears.com and mail order catalog businesses. Virtually all of the catalog/on-line home products business is paid privately by the customer.

Segment Financial Information

Financial information about the segments can be found in Item 7 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements included under Item 8 of this report.

Government Regulation and Compliance

Our health care-related businesses are subject to extensive government regulation. The federal government and all states in which we currently operate (or intend to operate) regulate various aspects of our health care-related businesses. In particular, our operations are subject to numerous laws: (a) requiring licensing and approvals to conduct certain activities; (b) targeting the prevention of fraud and abuse; and (c) regulating reimbursement under various government-funded programs. Our locations are subject to laws governing, among other things, pharmacies, nursing services and certain types of home care.

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

Invoicing, Billing and Accounts Receivable Management

The Company performs most of its accounts receivable management at a national billing center covering the Services segment. The Company also maintains a billing center for its Pharmacy segment at its Indianapolis, Indiana pharmacy facility. Each of these billing centers has unique information systems, experienced billing personnel and established credit and collection procedures to support their business segments. Within each segment, third-party reimbursement is a detailed and complicated process that requires knowledge of and compliance with regulatory, contractual and billing processing requirements. The majority of our business is invoiced shortly after the time of service or at the time the product is shipped. Accurate billing and successful collections are a key to our business plan.

Employees

The Company employs full-time management and administrative employees throughout the United States. In addition, the Company employs a variety of field staff, including health care professionals and caregivers, to service the needs of our customers. As of March 31, 2010, the Company had 232 full-time or part-time management and administrative employees and employed approximately 4,000 field employees. We have no unionized employees and do not have any collective bargaining agreements. We believe our relationships with our employees are good.

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

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Interested parties may read and copy any documents filed with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Our internet site is www.arcadiahealthcare.com. You can access our investor, media and corporate governance information through our internet site, by clicking on the heading “Investors.” We make available free of charge, on or through our Investors webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information on our website does not constitute part of this 10-K report or any other report we file with or furnish to the SEC.

Executive Officers

The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of March 31, 2010:

Name	Age	Position(s)	Served as Officer Since
Marvin R. Richardson	52	President and Chief Executive Officer	February 2007
Matthew R. Middendorf	40	Chief Financial Officer, Secretary and Treasurer	February 2008
Steven L. Zeller	53	Chief Operating Officer	September 2007

Marvin R. Richardson. Mr. Richardson, who has over 30 years of health care and retail pharmacy experience, joined the Company in conjunction with its acquisition of PrairieStone Pharmacy, LLC in January, 2007. In 2003, he co-founded PrairieStone Pharmacy LLC headquartered in Minneapolis, Minn. and served as President and CEO. While at PrairieStone, DailyMed™ was launched – a comprehensive Medication Therapy Management (MTM) program along with compliance packaging of pharmaceuticals geared to help those in need better manage their conditions while helping payers reduce unnecessary costs associated with medication waste, avoidable hospitalizations and unintended long-term care admissions. The company was named “Chain of the Year” by Drug Topics magazine in 2005 Prior to his involvement with PrairieStone, Mr. Richardson held various management positions with the Walgreen Co. and was Senior Vice President of Pharmacy Operations for Rite Aid Corporation, overseeing Rite Aid’s 3,500 operating pharmacies. Richardson is a 1980 graduate of Purdue University in West Lafayette, Ind., where he earned his Bachelor of Science degree in Pharmacy. He received the Pharmacy Distinguished Alumni Award in 2008 and was named to the Purdue University Foundation Development Council in 2008. He also serves on the Board of Directors for the Mental Health America of Indiana Association. He has been an advisor to several major government leaders on healthcare policy including Vice President Dan Quayle and current New York City Deputy Mayor and former Indianapolis Mayor Stephen Goldsmith.

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

Steve L. Zeller, Chief Operating Officer, joined the Company in September 2007 as part of the Executive Committee. Mr. Zeller is responsible for managing the Company’s day-to-day operations that are reported to the Board and Chief Executive Officer. From 2006 to September 2007, Mr. Zeller was President of BestCare Travel Staffing, LLC, an Arcadia affiliate providing travel nursing and allied health services, a position he held until February 2009. Prior to becoming an Arcadia affiliate in 2006, Mr. Zeller served as a division president for SPX Corporation from 2003 to 2005 and was employed for 18 years at Cummins, Inc., where he last served as Vice President and Managing Director for a European-headquartered power generation subsidiary. He received his Juris Doctor degree from Indiana University in 1981 where he graduated Summa Cum Laude, and received a B.A. in Economics from The College of William and Mary in 1978.

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

We have a history of operating losses and negative cash flow. While we have achieved positive cash flow from operations in some recent quarters, which was partially due to deferring certain interest amounts, net cash flow has been negative, and we continue to follow a very disciplined approach to cash management. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and adversely affect our ability to meet the financial covenants contained in our credit agreements. Further, if we continue to incur operating losses and negative cash flow, we may have to implement further significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain assets or subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will also need to, among other things, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

Our indebtedness could adversely affect our financial condition and operations, prevent us from fulfilling our debt service obligations and adversely affect our ability to operate our business.

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
  We may be unable to successfully implement our growth strategy and spread our cost structure over a larger revenue base and ultimately become profitable.
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

Due to our debt level and the current conditions in the credit market, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for working capital, funding our early-stage pharmacy product and patient care services and home care staffing business strategies, making acquisitions and for other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the need to revise management’s business plan for fiscal 2011 that depends on improvements in profitability and a disciplined approach to cash management, to the modification or abandonment of these strategies.

We may not be able to meet the financial covenants contained in our credit facilities, and we may not be able to obtain waivers for any violations of those covenants should they occur.

Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. We were not in compliance with one financial covenant under our Comerica Bank line of credit as of March 31, 2010, but we received a waiver of this non-compliance from the bank. If there are future covenant violations, our lenders could declare a default under the applicable credit facility and, among other actions, refuse to make additional advances, increase our borrowing costs, further restrict our operations, take possession or control of any asset (including our cash) and demand the immediate repayment of all amounts outstanding under the credit facility. Any of these actions could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance our existing credit facility or obtain alternative financing.

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

Our wholly-owned subsidiary RKDA, Inc. granted Comerica Bank a first-priority security interest in all of the issued and outstanding capital stock of its wholly-owned subsidiary, Arcadia Services, Inc. and Arcadia Services, Inc. and its subsidiaries granted Comerica Bank security interests in all of their assets. Effective April 2010, we granted H.D. Smith Wholesale Drug Co. a first priority security interest in all of the issued and outstanding ownership interest of its wholly-owned subsidiary PrairieStone Pharmacy, LLC, and PrairieStone granted H.D. Smith a security interest in all of its assets. Additionally, PrairieStone provided our lenders, JANA Master Fund, Ltd. (“JANA”), Vicis Capital Master Fund (“Vicis”), and LSP Partners, LP (“LSP”),a subordinated security interest in its assets. If an event of default occurs under the applicable credit agreements, each lender may, at its option, accelerate the maturity of the debt and exercise its respective right to foreclose on the issued and outstanding capital stock and/or on all of the assets of Arcadia Services, Inc. and its subsidiaries, and/or PrairieStone Pharmacy, LLC and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue operations.

In order to fund operations, repay our debt obligations, or pursue our growth strategies, we may seek additional equity financing, which could result in dilution to our security holders and adversely affect our stock price.

On November 17, 2009, the Company sold certain institutional investors an aggregate of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. The Company raised $10.2 million in net proceeds from this transaction. We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. We also plan to continue to expand product and service offerings. Because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.

In addition to the $10.2 million of equity financing raised in November 2009, we finalized an additional $5 million of debt financing in April 2010. The net proceeds from these financing transactions, combined with our cash on hand and line of credit availability, may not be adequate to satisfy our cash needs over the long-term. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.

Due to our operating losses during recent fiscal years, our stock could be at risk of being delisted by the NYSE Amex Equities Exchange.

Our stock currently trades on the NYSE Amex Equities Exchange (“Amex”). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. We have sustained net losses, we had a stockholders deficit as of March 31, 2010 and our stock has been trading at relatively low prices. Delisting of our common stock would adversely affect the price and liquidity of our common stock.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our Company and with third parties, such as payers, business associates and consumers. These include standards for common health care transactions, such as claims information, plan eligibility, payment information, the use of electronic signatures, unique identifiers for providers, employers, health plans and individuals and security, privacy and enforcement. New standards and regulations may be adopted governing the use, disclosure and transmission of health information with which we may be required to comply. We could be subject to criminal penalties and civil sanctions if we fail to comply with these standards. In addition, compliance with new standards and regulations could increase our costs and adversely affect our results of operations.

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

The success of our Home Care and Medical Staffing business depends upon our ability to continually secure new orders from home care clients, hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. We do not have long-term agreements or exclusive guaranteed order contracts with our home care, hospital and health care facility clients. We rely on our agencies to establish and maintain positive relationships with these clients. If we, or our agents, fail to maintain positive relationships with our home care, hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected. In addition, many of these clients may have devised strategies to reduce the expenditures on temporary healthcare workers and to limit overall agency utilization. If current pressures to control agency usage continue and escalate, we will have fewer business opportunities, which could harm our business.

Sales and profitability in our Pharmacy segment depends on continued demonstration of the effectiveness of our DailyMed™ business model, which is in its early stages of a broad market roll-out.

The success of our Pharmacy segment is dependent on the viability and continued demonstration of the effectiveness of the DailyMed™ business model, which is in the early stages of market roll-out. As an innovative, first to market pharmacy care model, DailyMed™ is challenging the approach of traditional community based retail pharmacies and others to providing pharmacy products and services. It is providing a unique opportunity for at-risk payers to substantially reduce health care costs. Market adoption and customer acceptance are key to continued growth in revenues as is payer adoption of DailyMed™ as part of efforts to reduce overall health care spend. To date, competitive responses to DailyMed™ have yet to evolve. Our ability to grow revenue and receive compensation for the value-added services we provide are keys to the long-term financial viability of the DailyMed™ business model.

Our Pharmacy segment revenue is highly dependent upon our relationships with key state Medicaid programs, managed care organizations, health plans and other payers.

A significant portion of our current Pharmacy segment revenue is generated from programs that we have in place with several key state Medicaid programs, managed care organizations, health plans and other payers, including Indiana Medicaid and WellPoint. The rate of growth in the Pharmacy segment is highly dependent on maintaining our on-going relationships with these parties. While we have contractual arrangements with some of these entities, including WellPoint, at present these agreements may be terminated after a relatively short notice period. As a result, our ability to grow revenue under these arrangements is dependent upon several factors, including the rate of enrollment of their members into the program, the quality of our services and our ability to help at-risk payers achieve health care cost containment and reduction. In addition, our ability to grow revenue under these programs depends upon factors outside of our control, including state appropriations and funding and changes in eligibility requirements. If we provide the service levels and results we anticipate from the DailyMed™ program, we would expect to be able to enter into longer-term agreements with many of these payers that have the assurance of substantial future revenue to the Company. However, our inability to maintain these relationships, and specifically our agreement with WellPoint, would negatively impact current and future Pharmacy segment revenue. There can be no assurance that the loss of these relationships would be offset by relationships with new or additional payers.

Our operations subject us to risk of litigation.

Operating in the homecare industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees. These claims may include, for example, allegations that we did not properly treat or care for a consumer or that we failed to follow internal or external procedures that resulted in death or harm to a consumer.

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

Our home care and medical staffing business has traditionally accounted for the majority of our revenue, operating profit and cash flow. Our business strategy is premised upon continued growth in this segment consistent with underlying market trends. While we believe we are well-positioned to increase sales in this segment, there can be no assurance that we will do so. Failure to achieve our sales targets in this market segment would adversely impact our revenue. While operating expense reductions and other actions would be taken in response to a decline in projected sales, such a reduction could adversely affect our projected operating income and cash flow. If this were to occur, we would have less cash available to repay short-term and long-term indebtedness. We may also have to reduce our investment in other segments of the business and modify our business strategy.

Sales of certain of our services and products are largely dependent upon payments from governmental programs and private insurance, and cost containment initiatives by these payers may reduce our revenues, thereby harming our performance.

In the U.S., healthcare providers and consumers who purchase home care services, prescription drug products and related products and services generally rely on third party payers, such as Medicare and Medicaid, to reimburse all or part of the cost of the healthcare product or service. Our sales and profitability are affected by the efforts of healthcare payers to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes which lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures. In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

The markets in which we operate are highly competitive and we may be unable to compete successfully against competitors with greater resources.

We compete in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could adversely affect our net revenue and results of operations. Many of our competitors and potential competitors have more capital and marketing and technical resources than we do. These competitors and potential competitors include large drugstore chains, pharmacy benefits managers, on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMO’s or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than we can to emerging market changes or changes in customer needs. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or clients. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share for our mail order pharmacy and related businesses.

We cannot predict the impact that registration of shares may have on the price of our common stock.

We cannot predict the impact, if any, that sales of, or the availability for sale of, shares of our common stock by selling security holders pursuant to a prospectus or otherwise will have on the market price of our securities prevailing from time to time. The possibility that substantial amounts of our common stock might enter the public market could adversely affect the prevailing market price of our common stock and could impair our ability to fund acquisitions or to raise capital in the future through the sales of securities. Sales of substantial amounts of our securities, including shares issued upon the exercise of options or warrants, or the perception that such sales could occur, could adversely affect prevailing market prices for our securities.

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

We are authorized to issue 5,000,000 shares of serial preferred stock, par value $0.001. Shares of preferred stock may be issued from time to time in one or more series as may be determined by our Board of Directors. Except as otherwise provided in our Restated Articles of Incorporation, the Board of Directors has the authority to fix by resolution adopted before the issuance of any shares of each particular series of preferred stock, the designation, powers, preferences, and relative participating, optional redemption and other rights, and the qualifications, limitations, and restrictions of that series. The issuance of our preferred stock could materially impact the price of our common stock and the rights of holders of our common stock, including voting rights. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of our company, despite such change of control being in the best interest of the holders of our common stock. The existence of authorized but unissued preferred stock may enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

The exercise of common stock warrants and stock options may depress our stock price and may result in dilution to our common security holders.

Warrants to purchase approximately 11.1 million shares of our common stock were issued and outstanding as of March 31, 2010. Options to purchase approximately 8.3 million shares of our common stock were issued and outstanding as of March 31, 2010. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 5.1 million shares as of March 31, 2010 for future grants.

If the market price of our common stock is above the exercise price of some of the outstanding warrants or options; the holders of those warrants or options may exercise their warrants or options and sell the common stock they acquire upon exercise in the public market. Sales of a substantial number of shares of our common stock in the public market may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding warrants exercise those warrants, our common security holders will suffer dilution in their voting power. The exercise price and the number of shares subject to the warrant or option is subject to adjustment upon stock dividends, splits and combinations, as well as certain anti-dilution adjustments as set forth in the respective common stock warrants.

We depend on our affiliated agencies and our internal sales force to sell our services and products, the loss of which could adversely affect our business.

We rely upon our affiliated agencies and our internal sales force to sell our staffing and home care services and our internal sales force to sell our pharmacy products and services. Arcadia Services’ affiliated agencies are owner-operated businesses. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which states performance requirements of the affiliated agencies. Our employees provide the services to our customers, and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents, which could cause our operating costs to increase and our sales to fall in the interim.

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

The success of our business depends on maintaining a well-secured pharmacy operation and technology infrastructure and failure to do so could adversely impact our business.

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

Any additional impairment of goodwill and other intangible assets could negatively impact our results of operations.

During fiscal 2010 and 2009, we wrote off an aggregate of $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets. As of March 31, 2010, we have $2.5 million of goodwill and $7.7 million of other intangible assets remaining on our balance sheet. These intangibles are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate possible impairment. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Delays in reimbursement due to state budget deficits or otherwise have decreased, and may in the future further decrease, our liquidity.

There is generally a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. A majority of states are facing budget deficits and other states may in the future delay reimbursement, which would adversely affect our liquidity. From time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. Because we fund our operations primarily through the collection of accounts receivable, any delays in reimbursement would result in the need to increase borrowings under our credit facility.

We are subject to extensive government regulation. Changes to the laws and regulations governing our business could negatively impact our profitability and any failure to comply with these regulations could adversely affect our business.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with consumers and the public. These requirements relate to:
  Licensure and certification;

  Adequacy and quality of health care services;

  qualifications and training of health care and support personnel;

  confidentiality, maintenance and security issues associated with medical records and claims processing;

  relationships with physicians and other referral sources;

  Operating policies and procedures;

  addition of facilities and services; and

  billing for services.
These laws and regulations, and their interpretations, are subject to frequent change. These changes could reduce our profitability by increasing our liability, increasing our administrative and other costs, increasing or decreasing mandated services, forcing us to restructure our relationships with referral sources and providers or requiring us to implement additional or different programs and systems. Failure to comply could lead to the termination of rights to participate in federal and state-sponsored programs, the suspension or revocation of licenses and other civil and criminal penalties and a delay in our ability to bill and collect for services provided.

On March 23, 2010, the President signed into law the Health Reform Law. The Health Reform Law is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that such provisions of the Health Reform Law, will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

The HITECH Act established certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. While we believe that we protect individuals’ health information, if our information systems are breached, we may experience reputational harm that could adversely affect our business. In addition, failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

We are subject to reviews, compliance audits and investigations that could result in adverse findings that negatively affect our net service revenues and profitability.

As a result of our participation in Medicaid and other governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. Any termination of one or more of our locations from a government program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

Payments we receive in respect of Medicaid can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payors may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability.

We are exposed to certain risks related to the frequency and rate of the introduction of generic drugs and brand-name prescription products.

The profitability of retail and mail order pharmacy businesses are dependent upon the utilization of prescription drug products. Utilization trends are affected by the introduction of new and successful prescription pharmaceuticals as well as lower-priced generic alternatives to existing brand-name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand-name equivalents) could adversely affect our business, financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our corporate headquarters and administrative support offices are located in Indianapolis, Indiana and Southfield, Michigan, respectively. We operate on a national basis with a presence in 18 states and approximately 70 locations. All facilities are leased and have lease expiration dates ranging from 2010 to 2017. As of March 31, 2010, we have two material operating leases: our Indianapolis location, which combines our corporate headquarters and one of our pharmacy locations; and the Southfield, Michigan administrative support offices.

We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. We are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.

ITEM 4. RESERVED

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are currently quoted on the NYSE Amex Exchange (“NYSE Amex”) under the symbol “KAD.” The following table sets forth the quarterly high and low sale prices for our common stock for the periods indicated.

	Fiscal Year Ended March 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$0.74	$1.09	$1.24	$0.74
Low	$0.35	$0.38	$0.57	$0.38

	Fiscal Year Ended March 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$0.50	$0.53	$0.57	$0.77
Low	$0.23	$0.18	$0.19	$0.56

There is no established market for our warrants to purchase common stock. The Company’s warrants are not quoted by NYSE Amex, nor are they listed on any exchange. We do not expect our warrants to be quoted by the NYSE Amex or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of our warrants.

There are 277 record holders of our common stock as of May 3, 2010. The number of record holders of our common stock excludes an estimate of the number of beneficial owners of common stock held in street name, totaling approximately 146.5 million shares held by approximately 2,000 shareholders. The transfer agent and registrar for our common stock is Computershare, 7530 Lucerne Drive, Ste. 305, Cleveland, Ohio, 44130 (440-239-7361).

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

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on the Company’ Common Stock during the period beginning April 1, 2005 and ending March 31, 2010 with the American Stock Exchange Composite index, a peer group index comprised of the following companies: Almost Family, Inc., Amedisys, Inc., Genitiva Health Services, Inc., LHC Group, Inc., Omnicare, Inc., and Pharmerica Corp. The stock prices shown are historical and do not determine future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Arcadia Resources Inc, The NYSE Amex Composite Index
And A Peer Group

*$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/05	3/06	3/07	3/08	3/09	3/10
Arcadia Resources Inc	100.00	161.03	101.54	44.10	22.08	20.36
NYSE Amex Composite	100.00	133.63	152.48	165.33	102.33	150.42
Peer Group	100.00	147.59	123.65	75.52	81.48	113.12

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated summary financial data is set forth in the table below. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2008	2007	2006
Revenues, net	$103,602	$106,132	$104,819	$106,125	$99,100
Cost of revenues	74,374	74,370	74,230	74,709	69,956
Gross profit	29,228	31,762	30,589	31,416	29,144
Selling, general and administrative expenses	40,279	40,483	37,976	35,645	29,996
Depreciation and amortization	1,850	2,016	1,860	1,673	1,667
Goodwill and intangible asset impairment	14,599	23,511	-	-	-
Operating loss	(27,500)	(34,248)	(9,247)	(5,902)	(2,519)
Total other expenses (income)	2,422	8,634	4,446	3,572	2,457

Loss from continuing operations before income taxes	(29,922)	(42,882)	(13,693)	(9,474)	(4,976)
Current income tax expense	29	122	535	138	119
Loss from continuing operations	(29,951)	(43,004)	(14,228)	(9,612)	(5,095)

Discontinued operations:
Income (loss) from discontinued operations	(1,692)	(2,208)	(6,781)	(34,160)	384
Net gain (loss) on disposal	557	(1,258)	(2,389)	-	-
	(1,135)	(3,466)	(9,170)	(34,160)	384

NET LOSS	$(31,086)	$(46,470)	$(23,398)	$(43,772)	$(4,711)

Basic and diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.32)	$(0.12)	$(0.11)	$(0.06)
Loss from discontinued operations	(0.01)	(0.03)	(0.07)	(0.37)	-
	$(0.19)	$(0.35)	$(0.19)	$(0.48)	$(0.06)

Weighted average number of basic and diluted
common shares outstanding	166,840	134,583	122,828	91,433	83,834

	As of March 31,
	2010	2009	2008	2007	2006
Balance Sheet Data (excluding assets/liabilities of
discontinued operations):
Total current assets	$20,376	$19,828	$25,295	$24,345	$22,036
Working capital	8,390	10,150	18,648	(9,505)	13,790
Total assets	33,196	48,084	76,565	82,985	51,008

Total long-term debt, including current maturities	33,993	38,936	38,735	44,044	14,619
Total liabilities	44,971	47,522	44,937	54,466	22,529
Total stockholders’ equity (deficit)	(11,775)	9,833	49,797	54,084	57,044

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The MD&A should be read in conjunction with the other sections of this report, including the consolidated financial statements and notes thereto beginning on page F-1 of this report and the subsection captioned “Disclosure Regarding Forward-Looking Statements” above. Historical results set forth in Selected Consolidated Financial Information and the Financial Statements beginning on page F-4 and this section should not be taken as indicative of our future operations.

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

Revenue Recognition

In general, the Company recognizes revenue when all revenue recognition criteria are met, which typically is when:
  Evidence of an arrangement exists;

  Services have been provided or goods have been delivered;

  The price is fixed or determinable; and

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

The Company has three reporting units included in continuing operations: Services, Pharmacy and Catalog. These reporting units are also the Company’s three reportable business segments. The following table represents goodwill by reporting unit as of March 31:

	2010	2009
Services	$-	$14,553
Pharmacy	2,500	2,500
Total	$2,500	$17,053

The Company conducts its annual goodwill impairment assessment during its fiscal fourth quarter. We test for impairment between annual goodwill impairment assessments if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, the following: (i) a significant adverse change in business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; or (iv) a decline in the market capitalization below net book value.

Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss islrecognized in an amount equal to that excess.

In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit's projected future annual cash flows and the present residual value of the reporting unit. The fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. In addition, the Company makes certain judgments about the allocation of corporate overhead costs in order to calculate the fair values of each of the Company’s reporting units. Estimates of future revenue and expenses associated with each reporting unit are the most sensitive of estimates related to the fair value calculations. Other factors considered in the fair value calculations include assumptions as to the business climate, industry and economic conditions. The assumptions are subjective and different estimates could have a significant impact on the results of the impairment analyses. In determining the appropriate assumptions, management considers historic trends as well as current activities and initiatives. If the Company’s estimates and assumptions used in the discounted future cash flows should change at some future date, the Company could incur an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

In addition to estimating fair value of the Company’s reporting units using the income approach, the Company also estimates fair value using a market-based approach which relies on values based on market multiples derived from comparable public companies. The Company uses the estimated fair value of the reporting units under the market-based approach to validate the estimated fair value of the reporting units under the income approach.

Intangible Assets

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

Fiscal Year Ended March 31, 2010 Compared to the Fiscal Year Ended March 31, 2009

Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2010	2009
Revenues, net	$103,602	$106,132
Cost of revenues	74,374	74,370
Gross profit	29,228	31,762

Selling, general and administrative expenses	40,279	40,483
Depreciation and amortization	1,850	2,016
Goodwill and intangible asset impairment	14,599	23,511
Total operating expenses	56,728	66,010

Operating loss	(27,500)	(34,248)

Other expenses (income):
Interest expense, net	3,371	4,072
Loss on extinguishment of debt	-	4,487
Change in fair value of warrant liability	(979)	-
Other	30	75
Total other expenses (income)	2,422	8,634

Net loss before income tax expense	(29,922)	(42,882)
Income tax expense	29	122
Net loss from continuing operations	$(29,951)	$(43,004)
Weighted average number of shares — basic and diluted	166,840	134,583
Net loss from continuing operations per share — basic and diluted	$(0.18)	$(0.32)

Revenues, Cost of Revenues and Gross Profits

The following table summarizes revenues, cost of revenues and gross profit by segment for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$86,635	83.6%	$97,537	92.0%	$(10,902)	-11.2%
Pharmacy	15,154	14.6%	6,019	5.7%	9,135	151.8%
Catalog	1,813	1.7%	2,576	2.4%	(763)	-29.6%
	103,602	100.0%	106,132	100.0%	(2,530)	-2.4%

Cost of revenues:
Services	60,247		67,779		(7,532)	-11.1%
Pharmacy	13,032		4,997		8,035	160.8%
Catalog	1,095		1,594		(499)	-31.3%
	74,374		74,370		4	0.0%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	26,388	30.5%	29,758	30.5%	(3,370)	-11.3%
Pharmacy	2,122	14.0%	1,022	17.0%	1,100	107.6%
Catalog	718	39.6%	982	38.1%	(264)	-26.9%
	$29,228	28.2%	$31,762	29.9%	$(2,534)	-8.0%

The following table summarizes the components of the Services segment revenues for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Home care	$68,511	79.2%	$69,204	71.0%	$(693)	-1.0%
Medical staffing	12,296	14.2%	18,779	19.2%	(6,483)	-34.5%
Travel staffing	5,828	6.6%	9,554	9.8%	(3,726)	-39.0%
Total Services	$86,635	100.0%	$97,537	100.0%	$(10,902)	-11.2%

Services Segment

The Services segment remains the largest source of revenue for the Company. Home care revenue as a percentage of the total segment revenue continues to increase, reaching 79.2% of such revenue during fiscal 2010. Home care revenues fell by $693,000, or 1.0%, from $69,204,000 to $68,511,000 over the prior year. Home care revenues were adversely affected by several factors, including reductions in hours/reimbursement rates by state-sponsored programs in some of the Company’s key markets such as Arizona, North Carolina, Washington and California; high unemployment rates, particularly in the State of Michigan where the Company has substantial operations, resulting in increased availability of family caregivers to provide care in lieu of our services; and the significant reduction in the value of individual retirement savings and investment accounts during 2008 and 2009, resulting in some reduction in the hours of services purchased.

The negative trends in the medical staffing and travel staffing markets continued during fiscal 2010. Medical staffing and travel staffing declined by 34.5% and 39.0%, respectively, as compared with the prior year. Several factors have contributed to the lower level of overall sales. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.

Gross margin in the Home Care and Medical Staffing business was 30.5% for both fiscal 2010 and 2009. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix. In addition, in the fiscal fourth quarter 2010, the Company experienced an increase in state unemployment taxes in many of the states in which it operates.

Pharmacy Segment

The revenue in the Pharmacy segment increased by $9,135,000, or 151.8%, to $15,154,000 during fiscal 2010 compared to the prior year. This growth was driven by the Company’s DailyMed program. During the second half of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a rapid pace, and the Company continues to pursue additional opportunities with government entities and managed care organizations. The revenue growth in fiscal 2010 was primarily driven by the Company’s relationship with WellPoint. The Company continues to work with the Indiana Medicaid program and its managed care providers to identify and enroll those patients who will benefit most from participation in the DailyMed program. Additionally, in June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company will initiate the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August 2009, and the Company began recognizing revenue from these patients in September 2009. The program was rolled out to WellPoint’s California patients during fiscal fourth quarter 2010, and it will be rolled out to patients in the remaining three states during the first half of fiscal 2011. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.

The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for fiscal 2010 were 14.0% compared to 17.0% for the prior year. In general, the margins have been negatively impacted by shifts in the payer and patient mix as the Pharmacy segment’s revenue grows. The revenue growth during fiscal 2010 was primarily driven by the Indiana Medicaid program and the WellPoint patients in Virginia. The margins associated with these patients are lower due to a combination of lower reimbursement rates and the brand/generic drug mix where generic drugs have lower margins than brand drugs. Management expects margins to improve during fiscal 2011 due to a new prime vendor agreement entered into in April 2010 as well as other on-going operational initiatives, including more aggressive purchasing efforts, and technology improvements. In the future, margins will continue to be impacted by the changing payer and patient mix as the Pharmacy patient and revenue base grows.

Catalog Segment

Revenue from the Company’s catalog and internet-based home health products business decreased 29.6% to $1,813,000 during fiscal 2010 compared to the prior year. The decrease in revenue is due in part to the reduction in catalog mailing to a more targeted audience, and in part due to economic conditions as virtually all of this business is cash and/or credit business.

The gross margin increased to 39.6% during fiscal 2010 compared to 38.1% for the prior year. The increase in gross margin is largely related to the mix of business between our mail order catalog and on-line sales revenue.

Selling, General and Administrative

The following table summarizes selling, general and administrative expenses by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)
Services	$21,968	54.5%	$25,194	62.2%	$(3,226)	-12.8%
Pharmacy	8,088	20.1%	4,522	11.1%	3,566	78.9%
Catalog	795	2.0%	1,130	2.8%	(335)	-29.6%
Corporate	9,428	23.4%	9,637	23.8%	(209)	-2.2%
	$40,279	100.0%	$40,483	100.0%	$(204)	-(0.5%)

SG&A as a % of net revenue	38.9%		38.1%

Services Segment

The Services segment selling, general and administrative expense decreased to $21,968,000 for fiscal 2010 compared to $25,194,000 for fiscal 2009. This $3,226,000, or 12.8%, decrease was primarily due to a $1,346,000 decrease in commissions paid to the affiliates, a $838,000 decrease in bad debt expense and a $674,000 decrease in labor costs. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in bad debt expense is due to a combination of higher than normal bad debt expense in the prior year and an increased focus on collection efforts during fiscal 2010. The decrease in labor costs was a direct result of the Company’s efforts to reduce headcount in certain areas.

Pharmacy Segment

The Pharmacy segment selling, general and administrative expense increased by $3,566,000, or 78.9%, to $8,088,000 during fiscal 2010 compared to fiscal 2009. In general, the increase in Pharmacy expenses was due to the significant growth in revenue in this segment year over year. Specifically, total labor costs increased by $1,635,000 during fiscal 2010 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume and to support the patient care component of the DailyMed program. With patient enrollment efforts associated with the WellPoint agreement, the Company also incurred $472,000 in costs associated with an external call center during fiscal 2010. Shipping costs and bad debt expense also increased during the period by $393,000 and $147,000, respectively, which was consistent with the revenue growth. The remaining increase during the current year was due to various other administrative expenses, including travel, marketing materials, and various service fees, that increased with the growth in revenue and headcount that has occurred over the last year.

The DailyMed program includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions and medication therapy management (MTM) services. The Company makes a significant investment in these services as they are a key part to achieving the patient benefits and health care cost reductions associated with DailyMed. The Company’s business model contemplates that payers will be willing to share some of these cost savings as they are realized either through a “per member per month” fee or some type of cost savings arrangement. To date, the Company has not recognized any revenue for these services. The Company has elected to provide these services to Indiana Medicaid customers without a cost-sharing arrangement as Indiana Medicaid has entered into a research agreement with the Purdue University School of Pharmacy to study DailyMed’s ability to reduce total health care costs.

Catalog Segment

The Catalog segment selling, general and administrative expense decreased by $335,000, or 29.6%, during fiscal 2010. These decreases were primarily due to a $301,000 decrease in the costs to produce and mail catalogs.

Corporate

Corporate selling, general and administrative expense decreased by $209,000, or 2.2%, to $9,428,000 for fiscal 2010 compared to $9,637,000 for the prior year. The slight decrease reflects a general reduction in the Corporate overhead necessary to operate the business subsequent to the various business divestitures during the fiscal first quarter 2010. These reductions were offset by increases in:
  legal fees as the number of claims and disputes arising during the normal course of business was higher in fiscal 2010 than fiscal 2009; and, equity compensation, which was higher in fiscal 2010 due to a stock option grant to senior management in March 2010 which vested immediately resulting in a $464,000 charge during fiscal fourth quarter 2010.
Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$1,215	$1,066	149	14.0%
Amortization of acquired intangible assets	635	950	(315)	-33.2%
Depreciation and amortization – operating expense	$1,850	$2,016	$(166)	-8.2%

Depreciation and amortization of property and equipment increased by $149,000 or 14.0%, during fiscal 2010 compared to the prior year. The increase reflects the increase in depreciation associated with Pharmacy equipment acquired during the last year and various software.

Amortization of acquired intangible assets decreased by $315,000, or 33.2%, during fiscal 2010 compared to the prior year. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy and Catalog segments, which ultimately reduced 2010 amortization expense.

Goodwill and Intangible Asset Impairment

As of the end of fiscal year 2010, the Company performed the first step of the goodwill impairment analysis for the two reporting units with remaining goodwill balances at that time: Services and Pharmacy.

The Service segment is a mature business that has been in existence for more than 30 years. Over this period of time, the business has experienced periods of growth and decline, similar to other businesses and industries. Over the last two years, the segment as a whole has seen declining revenue, and this decline has been primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provide both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue, and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During this same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. While management believes that the market for temporary medical staffing services will eventually improve, the timing and extent of such improvement is uncertain and there could be further declines before such recovery occurs. In addition, while management believes that its home care business will grow as population demographics drive increased demand, in the near-term, such growth will depend in part on the improvement in the overall U.S. economy and the extent to which state-funded programs experience additional funding cut-backs. Because management’s ability to predict the timing and extent of these factors is subject to some uncertainty, it focused on more recent trends in the annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analyses. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there is no remaining goodwill associated with the Services segment.

In conjunction with the fiscal 2009 goodwill impairment analysis (as described below), the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. Subsequent to the impairment charge, the Pharmacy segment has $2,500,000 of remaining goodwill. As evidenced by the growth in its year-over-year revenue from $6.0 million in fiscal 2009 to $15.2 million in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during fiscal 2010, but it remains in the early stages of development. Management believes that the DailyMed program will be the primary growth driver for the Company as a whole over the next several years. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assume new payer relationships similar to the WellPoint relationship. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which are expected to generate higher margins than drug revenue. Management also estimated that SG&A as a percentage of revenue will improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the analysis was not considered necessary. The primary events that could negatively affect the Pharmacy assumptions would be the inability to: add additional payer relationships; improve margins; and/or reduce the labor costs as much as expected.

Fiscal 2009

The following summarizes the goodwill and intangible asset impairment expense for fiscal 2009:

		Acquired
		Intangible
	Goodwill	Assets	Total
Pharmacy	$13,217	$9,402	$22,619
Catalog	811	81	892
Goodwill and intangible asset impairment - total	$14,028	$9,483	$23,511

As of the end of fiscal 2009, the Company performed the first step of the goodwill impairment analysis for all three of its reporting units: Services, Catalog and Pharmacy.

In the impairment analysis of the Services reporting unit performed as of March 31, 2009, management assumed a modest revenue growth rate in future years, which was approximately consistent with the recent trends in the home health care industry. Management also assumed that margins over the next five years would remain consistent and that SG&A would improve in fiscal 2010 and then increase slightly in the years thereafter. As of March 31, 2009, the Services reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 5% so the second step of the analysis was not considered necessary.

The Pharmacy goodwill was originally recognized during the fiscal year ended March 31, 2007 in conjunction with the PrairieStone Pharmacy, LLC acquisition in February 2007. At the time of the acquisition, PrairieStone marketed several pharmacy-related products and services, including the DailyMed medication management system and a license service model whereby it contracted with regional retail chain pharmacies to provide pharmacy expertise and access to a restricted third party network. The various PrairieStone offerings were in the early stages of development, and Company management believed that they could complement the goods and services being offered by Arcadia Resources, Inc. at the time. Subsequent to the acquisition, management began to focus on the DailyMed product because of its perceived potential, and, to date, the Company has not worked to expand the other PrairieStone offerings. As of March 31, 2009, the DailyMed business was in its early stages and lacked meaningful historic financial trends. Additionally, the anticipated growth in the Pharmacy reporting unit had experienced several delays. In performing the goodwill impairment analysis for the Pharmacy unit during fiscal fourth quarter 2009, management acknowledged these issues and the difficulty in projecting the timing and amount of future revenue and cash flow streams, which are the basis for the fair value estimates of the reporting unit. Management was obligated to temper its estimates of future cash flows from the Pharmacy business until such time as those cash flows have started to actually be realized with sustained regularity. The impairment analysis resulted in a $13,217,000 impairment charge for fiscal 2009. Subsequent to the impairment charge, $2,500,000 of goodwill remains in the Pharmacy reporting unit. In conjunction with the goodwill impairment, the Company also recognized an impairment expense relating to the Pharmacy segment’s customer relationships of $9,402,000.

During the fourth quarter fiscal 2009, the Company performed the goodwill impairment analysis for the Catalog reporting unit. The analysis indicated that the carrying value was in excess of the fair value due to the financial performance of this business unit falling short of original projections and the general expectation that the Catalog business may not grow significantly in the near term due to management’s focus on the other lines of business. The Company recorded an impairment charge relating to the Catalog reporting unit of $811,000. Subsequent to the impairment charge, no goodwill remains related to the Catalog reporting unit. The Company also recognized a $81,000 impairment of the Catalog’s customer relationships.

Interest Expense and Income

The following table summarizes interest expense and income for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$3,395	$4,123	$(728)	-17.7%
Interest income	(24)	(51)	27	-52.9%
	$3,371	$4,072	$(701)	-17.2%

Interest expense for fiscal 2010 decreased by $728,000, or 17.7%, to $3,395,000 as compared to the prior year. Total interest expense includes the amortization of debt discounts and deferred financing costs of $332,000 and $972,000 for fiscal 2010 and 2009, respectively. The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal 2010 was $35.0 million compared to $37.9 million for fiscal 2009, which represents a reduction of 7.5%. The overall reduction of debt combined with the reduction in the amount of amortization of debt discounts and deferred financing costs resulted in the decrease in interest expense.

Loss on Extinguishment of Debt

The following table summarizes the components of the loss on extinguishment of debt for the fiscal year ended March 31, 2009 (in thousands):

2009
JANA/Vicis debt refinancing - value of equity	$3,769
Write off of remaining debt discount	470
AmerisourceBergen line of credit amendment	248
Loss on extinguishment of debt - total	$4,487

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

No similar expense was recognized during fiscal 2010.

Change in Fair Value of Warrant Liability

As discussed in Note 9 to the consolidated financial statements, the 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants are determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations. The gain of $979,000 on the change in fair value of the warrant liability during fiscal 2010 was primarily due to the changes in our stock price.

Income Taxes

Income tax expense was $29,000 for the year ended March 31, 2010 compared to $122,000 for the year ended March 31, 2009, a decrease of $93,000. This income tax reduction is primarily a result of a decrease in the estimated amounts due for Michigan Business Tax and refunds resulting from overpayments of fiscal 2009 state tax returns as filed.

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

Earnings (Loss) from Discontinued Operations

The following table summarizes the components of the loss from discontinued operations for the fiscal years ended March 31, (in thousands):

	2010	2009
Revenues, net:
Services - Industrial Staffing	$1,223	$15,842
Home Health Equipment	1,423	17,643
Pharmacy - Software / Florida	348	2,133
	$2,994	$35,618

Earnings (loss) from operations:
Services - Industrial Staffing	$(85)	$(1,791)
Home Health Equipment	(1,425)	(352)
Pharmacy - Software / Florida	(182)	(65)
	$(1,692)	$(2,208)

Gain (loss) on disposal:
Services - Industrial Staffing	$201	$-
Home Health Equipment	386	(1,258)
Pharmacy - Software	(30)	-
	$557	$(1,258)

Earnings (loss) from discontinued operations:
Services - Industrial Staffing	$116	$(1,791)
Home Health Equipment	(1,039)	(1,610)
Pharmacy - Software	(212)	(65)
	$(1,135)	$(3,466)

Industrial Staffing Operations

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments and recorded this amount as an additional gain on the transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

For the year ended March 31, 2010, the net loss for the Industrial Staffing discontinued operations was $85,000, and the Company recognized a $201,000 gain on the disposal of discontinued operations.

HHE Operations

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount, which was recognized as an additional gain on the sale. In May 2010, the Company received the final payment of $155,000. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company agreed to a final settlement to resolve these claims. On June 7, 2010, a final payment relating to this transaction of $500,000 was released to the Company.

As of May 2009, the Company had sold all of its HHE operations.

For the year ended March 31, 2010, the net loss for the HHE discontinued operations was $1,425,000 and the Company recognized a $386,000 gain on the disposal of discontinued operations.

Pharmacy Operations

On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.

For the year ended March 31, 2010, the net loss for the Pharmacy discontinued operations was $182,000, and the Company recognized a $30,000 loss on the disposal of discontinued operations.

Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008

Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2009	2008
Revenues, net	$106,132	$104,819
Cost of revenues	74,370	74,230
Gross profit	31,762	30,589

Selling, general and administrative expenses	40,483	37,976
Depreciation and amortization	2,016	1,860
Goodwill and intangible asset impairment	23,511	-
Total operating expenses	66,010	39,836

Operating loss	(34,248)	(9,247)

Other expenses:
Interest expense, net	4,072	4,317
Loss on extinguishment of debt	4,487	-
Other	75	129
Total other expenses	8,634	4,446

Net loss before income tax expense	(42,882)	(13,693)
Income tax expense	122	535
Net loss from continuing operations	$(43,004)	$(14,228)
Weighted average number of shares — basic and diluted	134,583	122,828
Net loss from continuing operations per share — basic and diluted	$(0.32)	$(0.12)

Revenues, Cost of Revenues and Gross Profits

The following table summarizes revenues, cost of revenues and gross profits by segment for the fiscal years ended March 31, (in thousands):

	2009	% of Total Revenue	2008	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenues, net:
Services	$97,537	91.9%	$96,589	92.2%	$948	1.0%
Pharmacy	6,019	5.7%	5,071	4.8%	948	18.7%
Catalog	2,576	2.4%	3,159	3.0%	(583)	-18.5%
	106,132	100.0%	104,819	100.0%	1,313	1.3%

Cost of revenues:
Services	67,779		68,395		(616)	-0.9%
Pharmacy	4,997		3,905		1,092	28.0%
Catalog	1,594		1,930		(336)	-17.4%
	74,370		74,230		140	0.2%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	29,758	30.5%	28,194	29.2%	1,564	5.5%
Pharmacy	1,022	17.0%	1,166	23.0%	(144)	-12.3%
Catalog	982	38.1%	1,229	38.9%	(247)	-20.1%
	$31,762	29.9%	$30,589	29.2%	$1,173	3.8%

The following table summarizes the components of the Services segment revenues for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Home care	$69,204	71.0%	$63,050	65.3%	$6,154	9.8%
Medical staffing	18,779	19.3%	21,370	22.1%	(2,591)	-12.1%
Travel staffing	9,554	9.7%	12,169	12.6%	(2,615)	-21.5%
Total Services	$97,537	100.0%	$96,589	100.0%	$948	1.0%

Services Segment

The Services segment remains the largest source of revenue for the Company. During fiscal 2009, home care revenues increased approximately 10% over the same period in the previous year. A majority of this increase represents organic growth in several of the Company’s main geographic markets. The increase in sales included growth in government programs served, as well as private pay and insurance clients.

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

Gross margins in the Home Care/Medical Staffing segment increased from 29.2% in fiscal 2008 to 30.5% in fiscal 2009. The cost of revenues in this segment consists primarily of employee costs, including wages, taxes, fringe benefits and workers’ compensation expense. The year-over-year improvement in gross margins was driven primarily by two factors. The first was a reduction in workers’ compensation expense, reflecting the success of the Company’s on-going efforts to control and reduce these costs through improved training, timelier reporting and investigation of claims, and reduced administrative costs. The second factor was the increased mix of home care revenue as a percentage of sales, with margins in this market being significantly higher than gross margins in medical and travel staffing.

Pharmacy Segment

The revenue in the Pharmacy segment increased by 18.7% during fiscal 2009 compared to fiscal 2008 primarily due to its DailyMed™ programs. During the third and fourth quarters of fiscal 2009, revenue generated from the Company’s DailyMed™ medication management program began to increase at a more rapid pace than in previous quarters. Pharmacy revenue in fiscal 2008 included $641,000 of revenue for retail pharmacy management services. No such revenue was generated in fiscal 2009.

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
These increases were partially offset by the following:
  In the third quarter of fiscal 2008, the Company hired an in-house legal counsel, and as a result, legal fees decreased significantly during fiscal 2009. Additionally, audit fees and fees relating to Sarbanes-Oxley requirements decreased due to the reduced audit requirements when the Company became a non-accelerated filer in fiscal 2009. In the aggregate, professional fees decreased by approximately $1,033,000 during fiscal 2009.
  The reduction of equity compensation expense. During the fiscal 2008 second quarter, the Company recognized approximately $700,000 relating to the vesting of certain stock options consistent with the former CEO’s separation agreement executed in July 2007. The expense did not repeat in fiscal 2009.
Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$1,066	$732	334	45.6%
Amortization of acquired intangible assets	950	1,128	(178)	-15.8%
Depreciation and amortization – operating expense	$2,016	$1,860	$156	8.4%

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

Goodwill and Intangible Asset Impairment

No goodwill or intangible asset impairment expense was recognized in continuing operations during fiscal 2008. The following summarizes the goodwill and intangible asset impairment expense for fiscal 2009:

		Acquired
		Intangible
	Goodwill	Assets	Total
Pharmacy	$13,217	$9,402	$22,619
Catalog	811	81	892
Goodwill and intangible asset impairment - total	$14,028	$9,483	$23,511

In accordance with our policy, as of the end of fiscal year 2009, the Company performed the first step of the goodwill impairment analysis for all three of our reporting units: Services, Catalog and Pharmacy.

The Services reporting unit is a mature business so historic trends within this business unit and the industry are the primary consideration in determining appropriate assumptions. Revenue estimates are based on a combination of recent trends and future expectations within the reporting unit and the industry as a whole. Expense estimates are primarily based on internal trends and likely changes to these trends based on known information or current initiatives. In our impairment analysis performed as of March 31, 2009, management assumed revenue growth rates consistent with recent trends in the home health care industry. Management also assumed that margins over the next five years would remain consistent at between 30.0% and 30.5% compared to margins of 30.5% recognized in fiscal 2009. With regards to total selling, general and administrative expenses (“SG&A”) for the Services reporting unit, management assumed that it would decrease by approximately 2% for the year ended March 31, 2010 and then slightly increase in the years thereafter. The decrease in SG&A expenses in the first year of the projections reflects the impact of certain charges taken fiscal 2009 as well as the benefits of various cost reduction initiatives. In the projections, the total SG&A is impacted by the amount of corporate allocation charged to the Services segment. The Company believes that the Pharmacy segment will grow significantly over the next several years, and as this growth occurs, the amount of fixed corporate overhead allocated to the Pharmacy will increase with a corresponding decrease to the Services segment. As of March 31, 2009, the Services reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 5% so the second step of the analysis was not considered necessary. The primary events that could negatively affect the Services assumptions would be the inability to grow revenue either due to lack of internal execution or to overall economic conditions or a combination thereof.

The Pharmacy goodwill was originally recognized during the fiscal year ended March 31, 2007 in conjunction with the PrairieStone Pharmacy, LLC (“PrairieStone”) acquisition in February 2007. At the time of the acquisition, PrairieStone marketed several pharmacy-related products and services, including the DailyMed medication management system and a license service model whereby it contracted with regional retail chain pharmacies to provide pharmacy expertise and access to a restricted third party network. The various PrairieStone offerings were in the early stages of development, and Company management believed that they could complement the goods and services being offered by the Company at the time. Subsequent to the acquisition, management began to focus on the DailyMed product because of its perceived potential, and the Company has not worked to expand the other PrairieStone offerings. The DailyMed business is in its early stages and lacks meaningful historic financial trends. Additionally, the anticipated growth in the Pharmacy reporting unit has experienced several delays to date. In performing the goodwill impairment analysis for the Pharmacy unit during fiscal fourth quarter 2009, management acknowledged these issues and the difficulty in projecting the timing and amount of future revenue and cash flow streams, which are the basis for the fair value estimates of the reporting unit. Management was obligated to temper its estimates of future cash flows from the Pharmacy business until such time as those cash flows have started to actually be realized with sustained regularity. The impairment analysis resulted in a $13,217,000 impairment charge for fiscal 2009. Subsequent to the impairment charge, $2,500,000 of goodwill remains in the Pharmacy reporting unit. Management does not believe that the historic financial performance of the Pharmacy segment is indicative of future results and continues to believe that the Pharmacy business is the primary revenue growth driver for the Company as a whole.

In conjunction with the goodwill impairment, the Company recognized also an impairment expense relating to the Pharmacy segment’s customer relationships of $9,402,000.

During the fourth quarter of fiscal 2009, the Company performed the goodwill impairment analysis for the Catalog reporting unit. The analysis indicated that the carrying value was in excess of the fair value due to the financial performance of this business unit falling short of original projections and the general expectation that the Catalog business may not grow significantly in the near term due to management’s focus on the other lines of business. The Company recorded an impairment charge relating to the Catalog reporting unit of $811,000. Subsequent to the impairment charge, no goodwill remains related to the Catalog reporting unit.

Interest Expense, Net

The following table summarizes net interest expense for the fiscal years ended March 31 (in thousands):

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

Loss on Extinguishment of Debt

The following table summarizes the components of the loss on extinguishment of debt for the fiscal year ended March 31 (in thousands):

2009
JANA/Vicis debt refinancing - value of equity	$3,769
Write off of remaining debt discount	470
AmerisourceBergen line of credit amendment	248
Loss on extinguishment of debt - total	$4,487

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

Loss from Discontinued Operations

The following table summarizes the components of the loss from discontinued operations for the fiscal years ended March 31, (in thousands):

	2009	2008
Revenues, net:
Services - Industrial Staffing	$15,842	$26,119
Home Health Equipment	17,643	22,841
Pharmacy - Software / Florida	2,133	3,313
Retail operations	-	377
Care Clinic, Inc.	-	202
	$35,618	$52,852

Earnings (loss) from operations:
Services - Industrial Staffing	$(1,791)	$1,766
Home Health Equipment	(352)	(1,081)
Pharmacy - Software / Florida	(65)	(1,207)
Retail operations	-	(597)
Care Clinic, Inc.	-	(5,662)
	$(2,208)	$(6,781)

Gain (loss) on disposal:
Home Health Equipment	$(1,258)	$(1,458)
Retail operations	-	(161)
Care Clinic, Inc.	-	(770)
	$(1,258)	$(2,389)

Earnings (loss) from discontinued operations:

Services - Industrial Staffing	$(1,791)	$1,766
Home Health Equipment	(1,610)	(2,539)
Pharmacy - Software / Florida	(65)	(1,207)
Retail operations	-	(758)
Care Clinic, Inc.	-	(6,432)
	$(3,466)	$(9,170)

HHE Operations

In October 2008, the Company recognized $696,000 in additional loss on the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon”), which was divested of in September 2007. See Note 9 – “Stockholders’ Equity” for a more detailed discussion of this transaction.

On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were $503,000, less fees of $24,000. $126,000 of the purchase price was originally held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivables for services provided prior to January 2009.

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. $475,000 of the purchase price was originally held by the buyer to cover the Company’s contingent obligations. The entities sold represented the Southeast region of the Company’s HHE business.

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was originally held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009.

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

Liquidity and Capital Resources

During the first quarter 2010, the Company finalized the sale of its HHE, industrial staffing and pharmacy software businesses. Subsequent to these divestitures, the Company narrowed its focus to a single vision of “Keeping People at Home and Healthier Longer” and to improving the performance of its two remaining core business units: Home Care/Medical Staffing (Services) and Pharmacy. Management has been focused on growing revenues and improving the profitability within each segment, implementing cost reductions to better align the Company’s selling, general and administrative (“SG&A”) expenses with current business levels and ensuring the Company has adequate financial resources and liquidity to fund its business plans.

Within the Pharmacy segment, revenue increased by more than 150% year-over-year to $15.2 million in fiscal 2010. In June 2009, the Company entered into an agreement with WellPoint whereby the Company will provide its DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits through its State Sponsored Business division. The program was launched to WellPoint’s high-risk members in Virginia in August 2009. The program is being rolled out to WellPoint’s California and South Carolina patients, and enrollment in Kansas and New York is expected to begin the first half of fiscal 2011.

The WellPoint agreement, combined with the Company’s relationship with the Indiana Medicaid program and other payers, provides the Company with a significant growth opportunity within its Pharmacy segment. As the Pharmacy business grows, management expects more payers will become aware of and interested in the unique benefits of the DailyMed program. Additionally, the national focus on healthcare has increased awareness of the importance of medication adherence and the need for solutions that reduce costs by enabling people to take medications properly and safely while remaining in their homes. As a result, management believes that the Pharmacy segment will establish additional payer relationships over the next several years, which will drive revenue growth well in excess of that generated from the existing payer relationships.

The long-term success of the Pharmacy business depends heavily on the continued growth in revenue, improvement in margins, the ability to reduce SG&A expenses as a percentage of revenue, and additional revenue from cost sharing agreements. Management believes that the Company’s continued focus on reducing healthcare costs and establishing relationships with payers will ultimately provide the necessary revenue growth to allow the Company to leverage its current SG&A structure. The Pharmacy segment entered into a new prime vendor agreement in April 2010. This new agreement combined with various on-going operational initiatives and software enhancements is expected to improve gross margins during fiscal 2011. SG&A expenses are expected to decline as a percentage of revenue due to operational improvements, investments in new operating systems and technology, and leveraging more fixed expenses over a larger revenue base. The combination of revenue growth, improved margins and lower SG&A expenses is expected to reduce the operating losses and cash needed to fund the Pharmacy business. However, it is expected that the Pharmacy segment will continue to be a net user of cash through most of fiscal 2011.

Within the Services segment, the Company has maintained its Home Care revenue despite challenging economic conditions and high levels of unemployment, which both negatively impacted Home Care demand in the short-term. Management continues to explore cost-effective ways to organically grow the Home Care revenue. At the same time, the Company has seen a significant reduction in Medical Staffing revenue consistent with overall staffing industry trends. The Company has reduced the SG&A in this segment over the last 12 months and will continue to look for additional cost-saving opportunities. Management expects these on-going initiatives to improve the Service segment results during fiscal 2011. At current levels of revenue, it is unlikely that the profitability of the Services segment will be sufficient to offset the losses and cash usage in the Pharmacy segment. However, when revenues return to more historic levels as the Home Care business grows and the Medical Staffing market recovers, the Services segment is expected to see an improvement in operating income and cash flow.

The Company continues to have a negative cash flow on a monthly basis as the Pharmacy losses and Corporate expenses exceed the cash flows generated by the Services segment. In addition, certain financial covenants exist with lenders that could limit the Company’s flexibility and financing options. While management believes that the Company’s financial performance will improve during fiscal 2011 and move toward profitability and positive cash flow in fiscal 2012, there are many actions that must be successfully implemented by the management team in order to achieve these goals.

In November 2009, the Company finalized an equity financing transaction and raised $10,243,000 in net cash proceeds. Consistent with the terms of the debt agreement dated September 10, 2009, the Company used $2,400,000 of the proceeds to pay off the outstanding balance. The remaining $7,815,000 is being used to fund on-going operations.

In April 2010, and in conjunction with the Pharmacy’s new prime vendor agreement, the Company executed a $5.0 million Line of Credit and Security Agreement with its new vendor. The interest rate is the greater of 7% and the prime rate plus 3%, and the term of the loan is for three years. The total amount available under this financing arrangement is $5.0 million less amounts due for normal vendor payables and for accrued interest. No interest payments are due during the first 12 months of the agreement. Beginning in April 2011, no additional advances will be made if the Pharmacy segment’s borrowing base does not exceed certain thresholds.

Management believes that the additional cash raised over the last six months will provide the Company with the capital necessary to support operating cash requirements in the near term as the financial performance improves. If and when necessary, management believes that it would be able to raise additional capital to support on-going operations and to fund growth opportunities. This capital could be in the form of debt or equity financing.

While there are some synergies between the Services and Pharmacy businesses, each could operate as standalone businesses and each could be sold to, or have investment made by, strategic or financial investors to fund operations and other growth opportunities. In addition to the normal financing opportunities as described above, this provides further financing flexibility should there be a need for additional capital to support the growth within one or both segments.

The above discussion represents management’s intentions as of June 2010. There can be no assurances that any actions contemplated or available will be successfully undertaken or that management will not change its plans.

The following summarizes the Company’s cash flows for all operations for the fiscal years ended March 31, (in thousands):

	2010	2009	2008
Net loss	$(31,086)	$(46,470)	$(23,398)
Net cash provided by (used in) operating activities	(5,881)	778	(7,121)
Net cash provided by (used in) investing activities	8,143	(1,286)	4,000
Net cash provided by (used in) financing activities	1,660	(4,321)	6,478
Net change in cash and cash equivalents	3,922	(4,829)	3,357
Cash and cash equivalents, end of year	5,444	1,522	6,351
Availability under line of credit agreement	$389	$2,945	$-

At March 31, 2010, the Company had $5,833,000 in cash and line of credit availability compared to $4,467,000 at March 31, 2009, an increase of $1,366,000. The line of credit balance fluctuates based on working capital needs. The increase in cash plus line of credit availability reflects the net increase in cash provided by investing and financing activities, specifically the cash raised in conjunction with an equity financing transaction in November 2009 as more fully described below. The line of credit availability is based on the eligible accounts receivable within the Services segment.

Net cash provided by (used in) operating activities was ($5,881,000) and $778,000 for the years ended March 31, 2010 and 2009, respectively. The decrease in cash flows from operations was primarily driven by the operating losses generated by the Pharmacy segment and the loss of earnings generated from the operations of the businesses disposed of during the fiscal first quarter 2010. These losses were partially offset by the increase in operating assets and liabilities in fiscal 2010 of $3,690,000 compared to a decrease of $656,000 in fiscal 2009. This working capital improvement in fiscal 2010 was primarily driven by the collection of the receivables retained subsequent to the sale of the HHE and Industrial Staffing businesses during fiscal first quarter 2010 and the improved collection efforts of accounts receivable in the Services segment.

Cash provided by investing activities for fiscal 2010 of $8,143,000 included $9,498,000 of cash proceeds from the various business disposals in early fiscal 2010. These cash proceeds were offset by $574,000 in capital expenditures, $281,000 in cash paid relating to certain business acquisitions, and $500,000 of cash used to establish a restricted cash account at Comerica Bank used as additional security for the Services segment line of credit. Cash used in investing activities for fiscal 2009 totaled $1,286,000. This amount included $1,281,000 of capital expenditures, primarily relating to the HHE business which was disposed of in May 2009, and $675,000 used for business acquisitions offset by $670,000 of proceeds from business disposals. The $675,000 used for business acquisitions includes $274,000 for fiscal 2009 acquisitions while the remaining $401,000 represents payments associated with acquisitions made in previous periods. Proceeds from business disposals includes the proceeds from the sale of the California HHE operations in January 2009 of $314,000 and a final payment of $356,000 relating to the sale of its Florida HHE operations during fiscal 2008. Cash provided by investing activities for fiscal 2008 included $5,781,000 received upon the sale of the Florida and Colorado HHE operations, offset by $507,000 of cash used for acquisitions, primarily the $384,000 used to purchase JASCORP, LLC in July 2007. Capital expenditures for fiscal 2008 of $1,274,000 were consistent with fiscal 2009 capital expenditures.

Net cash provided by financing activities for fiscal 2010 was $1,660,000. In November 2009, the Company raised $10,243,000 in additional equity financing, net of fees paid in cash of $857,000. In September 2009, the Company received $2,142,000 in additional debt financing, net of fees, and this amount was paid in full upon completion of the equity financing in November. During fiscal 2010, the Company made $9,375,000 in debt and capital lease payments. The majority of these payments were made subsequent to the various business divestitures during fiscal first quarter 2010 and consistent with terms in the certain debt agreements. The Company also reduced its outstanding line of credit balance by $1,351,000 during fiscal 2010. Cash used in financing activities for fiscal 2009 consisted of a $6,416,000 reduction in the outstanding line of credit balance and $705,000 in principal payments on outstanding notes payable and capital leases. In March 2009, the Company secured an additional $3,000,000 in debt financing. Net cash provided by financing activities for fiscal 2008 was $6,478,000. In May 2007, The Company raised $12,442,000 in cash through a private placement of its common stock. A significant portion of the proceeds from the private placement and the disposal of the Florida and Colorado HHE locations was used to pay down outstanding debt.

As of March 31, 2010, the Company had total debt obligations of $33,993,000, of which $17,580,000 and $6,505,000 were payable to JANA and Vicis, respectively, and mature in April 2012. Both JANA and Vicis own approximately 15% of the Company’s outstanding common stock. Additionally, the Company had outstanding balances of $7,774,000 due to Comerica Bank and $750,000 due to AmerisourceBergen Drug Corporation. The balance due AmerisourceBergen Drug Corporation was paid in full in April 2010. See Notes 7 and 8 to the Consolidated Financial Statements included in this report for more detail on these debt agreements.

On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowing may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012. In conjunction with the financing, the Company issued H.D. Smith warrants to purchase common stock, and the warrant terms are more fully described in Note 16.

The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them. Additionally, the lenders also require consent for equity transactions. The Company received the lenders consent in conjunction with the equity financing in November 2009 and the H.D. Smith debt financing in April 2010.

The Comerica Bank line of credit agreement includes certain financial covenants. These covenants are specific to Arcadia Services, Inc., a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Services segment. As of March 31, 2010, the financial covenants are as follows: tangible effective net worth of $2 million as of June 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness of Arcadia Resources, Inc. of $15.5 million. In the event of default of any one of the financial covenants, the bank may declare all outstanding indebtedness due and payable, and the bank shall not be obligated to make any further advances to Arcadia Services, Inc. If this were to occur, the Company would need to obtain alternative financing, if possible, and the terms of this alternative financing would presumably be less attractive than those of the current line of credit agreement. Arcadia Services, Inc. was not in compliance with the minimum quarterly net income covenant for the fiscal fourth quarter ending March 31, 2010 due to the goodwill impairment expense recognized during the quarter. In June 2010, the Company entered into an amendment whereby the bank waived the event of default. Based on the Company’s projections for the fiscal year ending March 31, 2011, management does not anticipate that Arcadia Services, Inc. will violate its financial covenants during the fiscal year. These projections include various assumptions about future performance of the Services segment, and actual results may differ materially from these projections. Additionally, Arcadia Services, Inc. ability to meet its minimum subordination of indebtedness covenant could be impacted by the parent company’s available cash necessary to fund the early stage Pharmacy operations.

The H.D Smith line of credit agreement includes certain financial covenants specific to PrairieStone Pharmacy, LLC, a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Pharmacy segment. Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation, and amortization (“EBITDA”) and current assets divided by current liabilities of greater than .75. These financial covenants do not take affect until the fiscal quarter ending March 31, 2012. The Company’s ability to meet these financial covenants in the future will depend on the Pharmacy segment’s ability to improve its financial performance over the next seven fiscal quarters.

Net accounts receivable from continuing operations were $12,366,000 at March 31, 2010 compared to $15,679,000 at March 31, 2009. The Services segment account for 89% and 95% at March 31, 2010 and 2009, respectively.

The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the year ended March 31, 2010 was as follows:

Medicare	<0.5%
Medicaid/other government	30%
Commercial insurance	18%
Institution/facilities	30%
Private pay	22%

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, the Company had contractual obligations, in the form of non-cancelable debt and lease agreements, as follows (in thousands):

		Payments due by period
					More
		Less than 1			than 5
	Total	year	2 - 3 years	4 - 5 years	years
Operating leases	$4,421	$962	$1,522	$1,112	$825
Capital leases	$88	69	19	-	-
Long-term obligations	$26,131	939	25,192	-	-
Lines of credit (1)	$7,774	-	7,774	-	-
Interest (2)	$6,132	3,088	3,044	-	-
Total	$44,546	$5,058	$37,551	$1,112	$825

(1)	Balance represents the amount due to Comerica Bank at March 31, 2010 under its working capital line of credit agreement. This balance fluctuates on a daily balance depending on working capital needs.
(2)
Future interest amounts for variable interest obligations are based on the interest rate in effect as of March 31, 2010. The debt agreements with JANA Master Fund, Ltd., Vicis Capital Master Fund, and LSP Partners, LP provide for the Company to elect to either pay the quarterly interest in cash or to add the amount to the principal balance. The future payment schedule assumes that these amounts are paid in cash. The aggregate amounts due to these three lenders in the above schedule are: less than 1 year - $2,615,000 and 2 to 3 years - $2,890,000.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing accounting pronouncements issued by the FASB, American Institute of Certified Public Accountants (“AICPA”), and the Emerging Issues Task Force (“EITF”). The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during its fiscal second quarter 2010. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the fiscal first quarter 2010. The recorded amounts of the Company’s financial instruments at March 31, 2010 approximate fair value.

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

In June 2008, the FASB ratified consensus which addresses how an entity should evaluate whether an instrument is indexed to its own stock. The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption was not permitted. As of April 1, 2009, the adoption of this consensus did not have an impact on the Company’s financial statement as of the beginning of the fiscal year. However, as described in Note 9, the Company issued warrants in November 2009 which have been accounted for under this guidance. See Note 9 for a discussion on the impact that the adoption of this guidance had on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our cash balances and cash equivalents are held primarily in highly liquid commercial bank accounts. The Company utilizes a line of credit to fund operational cash needs. The risk associated with fluctuating interest rates is limited to our cash equivalents and our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows. All revenues since inception have been in the U.S. and in U.S. Dollars; therefore, management has not yet adopted a strategy for foreign currency rate exposure as it is not anticipated that foreign revenues are likely to occur in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements follow Item 15 beginning at page F-4 and are incorporated by reference in response to this item.

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

As of March 31, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of March 31, 2010.

Based on this assessment, we assert that, as of March 31, 2010 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included under the “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our board of directors, audit committee, and audit committee financial expert is set forth under the caption “Board of Directors and Committees of the Board” and “Governance of the Company” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I Item 1 of this Report under the heading “Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers, employees and principal contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s website (www arcadiahealthcare.com). The Company will provide a copy of the Amended and Restated Code of Ethics, without charge, to any person who sends a written request addressed to the Chairman and CEO at Arcadia Resources, Inc. at 9320 Priority Way West Drive, Indianapolis, Indiana 46240. The Company intends to disclose any waivers or amendments to its Amended and Restated Code of Ethics by disclosure on its website (www.arcadiahealthcare.com) rather than in a report on Form 8-K Item 5.05, filing.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Tables” and “Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Fees Paid to Independent Registered Auditors” in our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2010 and 2009

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008

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

June 10, 2010	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal
Executive Officer) and a Director

June 10, 2010	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 10 , 2010	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
President, Chief Executive Officer and Director

June 10, 2010	By:	/s/ John T. Thornton
John T. Thornton
Director

June 10, 2010	By:	/s/ Peter A. Brusca, M.D.
Peter A. Brusca, M.D.
Director

June 10, 2010	By:	/s/ Joseph Mauriello
Joseph Mauriello
Director

June 10 , 2010	By:	/s/ Daniel Eisenstadt
Daniel Eisenstadt
Director

Exhibit Index

The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 9, 2009)
3.2	Amended and Restated Bylaws of Arcadia Resources, Inc. (Nov. 5, 2008) (incorporated by reference to Exhibit 3.2 of Form 10-Q filed on November 6, 2008)
4.1	Form of Regulation D Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed on May 24, 2004)
4.2	Class A Warrant issued to John E. Elliott, II (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 24, 2004)
4.3	Class A Warrant issued to Lawrence Kuhnert (incorporated by reference to Exhibit 4.3 of Form 8-K filed on May 24, 2004)
4.4	John E. Elliot, II and Lawrence Kuhnert Registration Rights Agreement, dated May 7, 2004 (incorporated by reference to Exhibit 4.6 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.5	Form Note Purchase Agreement (incorporated by reference to Exhibit 4.7 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.6	Cleveland Overseas Settlement Agreement, dated June 16, 2004 (incorporated by reference to Exhibit 4.11 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.7	Cleveland Overseas Warrant for Purchase of 100,000 Shares of Common Stock (incorporated by reference to Exhibit 4.12 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.8	Cleveland Overseas Registration Rights Agreement, dated February 28, 2003 (incorporated by reference to Exhibit 4.13 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.9	Stephen Garchik Option to Acquire 500,000 Shares, dated February 3, 2004, between Critical Home Care, Inc. and Jana Master Fund, Ltd. (incorporated by reference to Exhibit 4.14 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.10	Stephen Garchik Registration Rights Agreement, dated February 3, 2004 (incorporated by reference to Exhibit 4.15 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.11	Global Asset Management Settlement Agreement which includes provision regarding registration rights (to be filed by amendment) (incorporated by reference to Exhibit 4.16 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.12	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (incorporated by reference to Exhibit 4.17 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.13	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (incorporated by reference to Exhibit 4.18 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.14	Form of Regulation D Registration Rights Agreement (incorporated by reference to Exhibit 4.19 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.15	Form of stock purchase agreement (incorporated by reference to Exhibit 4.1 of Form 8-K/A filed on May 2, 2005)
4.16	Warrant Purchase and Registration Rights Agreement dated September 26, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 30, 2005)
4.17	Warrant Purchase and Registration Rights Agreement dated September 28, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 30, 2005)
4.18	Form of B-1 Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed on September 30, 2005)
4.19	Form of B-2 Warrant (incorporated by reference to Exhibit 4.4 of Form 8-K filed on September 30, 2005)
4.20	Private Stock Purchase Agreement SICAV 1 dated November 28, 2005 (incorporated by reference to Exhibit 4.1 of Form 10-Q on February 14, 2006)
4.21	Private Stock Purchase Agreement SICAV 2 dated November 28, 2005 (incorporated by reference to Exhibit 4.2 of Form 10-Q on February 14, 2006)
4.22	Master Exchange Agreement among JANA Master Fund, Ltd., Vicis Capital Master Fund, LSP Partners, LP and Arcadia Resources, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 31, 2009)
4.23	JANA Master Fund, Ltd. Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 31, 2009)
4.24	Vicis Capital Master Fund Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 31, 2009)

4.25	LSP Partners, LP Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 31, 2009)
4.26	Assignment and Assumption Agreement among JANA Master Fund, Ltd., Vicis Capital Master Fund, LSP Partners, LP and Arcadia Resources, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.5 of Form 8-K filed on March 31, 2009)
4.27	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 9, 2009)
4.28	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed on November 9, 2009)
4.29	Common Stock Purchase Warrant No. 99 dated April 23, 2010 issued to H. D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.5 of Form 8-K filed on April 23, 2010)
4.30	Common Stock Purchase Warrant No. 100 dated April 23, 2010 issued to H. D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.5 of Form 8-K filed on April 23, 2010)
9.1	Form of Voting Agreement (incorporated by reference to Exhibit 9.1 of Form 8-K filed on May 24, 2004)
10.1	2006 Equity Incentive Plan as Amended (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on September 18, 2009)
10.2	Agreement and Plan of Merger dated May 7, 2004 by and among RKDA, Inc., CHC Sub, Inc., Critical Home Care, Inc., John E. Elliott, II, Lawrence Kuhnert and David Bensol (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 24, 2004)
10.3	Stock Purchase Agreement dated as of May 7, 2004 by and among RKDA, Inc., Arcadia Services, Inc., Addus Healthcare, Inc. and W. Andrew Wright (incorporated by reference to Exhibit 2.3 of Form 8-K filed on May 24, 2004)
10.4	Escrow Agreement made as of May 7, 2004, by and among Critical Home Care, Inc., David Bensol and Nathan Neuman & Nathan P.C. (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 24, 2004)
10.5	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II (incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 24, 2004)
10.6	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (incorporated by reference to Exhibit 10.8 of Form 8-K filed on May 24, 2004)
10.7	Agreement of Modification (without exhibits) dated May 6, 2004, among Critical Home Care, Inc. and David Bensol and All Care Medical Products Corp., Luigi Piccione and S&L Realty, LLC (incorporated by reference to Exhibit 10.9 of Form 8-K filed on May 24, 2004)
10.8	Lease of City Center Office Park—South Building (incorporated by reference to Exhibit 10.38 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
10.9	Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on September 27, 2004)
10.10	Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 27, 2004)
10.11	Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 2, 2004)
10.12	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2004)
10.13	Form Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K filed on February 8, 2005)
10.14	Stock Option Agreement dated March 22, 2005 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 28, 2005)
10.15	Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home Health Professionals, Inc., and the selling shareholders (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on May 2, 2005)
10.16	Form of Director Compensation Agreement (incorporated by reference to Exhibit 10.62 of Form 10-K filed on June 29, 2006)
10.17	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.63 of Form 10-K filed on June 29, 2006)
10.18	Form of Stock Grant Agreement dated June 22, 2006 (incorporated by reference to Exhibit 10.64 of Form 10-K filed on June 29, 2006)
10.19	Amended and Restated Employment Agreement dated August 12, 2009, by and between Arcadia Resources, Inc. and Marvin Richardson (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 13, 2009)
10.20	Severance and Release Agreement dated February 21, 2007 by and between Arcadia Resources, Inc. and Lawrence R. Kuhnert (incorporated by reference to Exhibit 10.68 of Form 10-K filed on June 29, 2007)

10.21	Limited Liability Company Ownership Interest Purchase Agreement dated January 28, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on February 14, 2007)
10.22	Registration Rights Agreement dated February 16, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 10.70 of Form 10-K filed on June 29, 2007)
10.23	Form of Securities Purchase Agreement from December 2006 Private Placement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2007)
10.24	Form of Registration Rights Agreement from December 2006 Private Placement (incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2007)
10.25	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 on October 4, 2006)
10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 on October 4, 2006)
10.27	Lynn Fetterman Project Agreement (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on February 14, 2007)
10.28	Severance and Release Agreement between Arcadia Resources, Inc. and John E. Elliott, II, dated July 12, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2007)
10.29	Employment Agreement dated February 15, 2007 between PrairieStone Pharmacy, LLC and John J. Brady (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 19, 2007)
10.30	Employment Agreement dated November 13, 2006 between Care Clinic, Inc. and Harry Travis (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 19, 2007)
10.31	Amendment to Severance and Release Agreement between Arcadia Resources, Inc. and Lawrence R. Kuhnert, dated August 29, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 4, 2007)
10.32	Stock Purchase Agreement between Arcadia Products, Inc. and AeroCare Holdings, Inc. dated September 10, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 14, 2007)
10.33	Amended and Restated Employment Agreement between Arcadia Resources, Inc. and Steven L. Zeller dated August 12, 2009 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 13, 2009)
10.34	Employment Agreement between Arcadia Resources, Inc. and Michelle M. Molin dated October 22, 2007 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 9, 2007)
10.35	Escrow Release Agreement relating to the sale of the Florida Durable Medical Equipment Division of Arcadia Resources, Inc. dated July 19, 2007 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on November 9, 2007)
10.36	Amended and Restated Employment Agreement between Arcadia Resources, Inc. and Matthew R. Middendorf, dated August 12, 2009 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 13, 2009)
10.37	Arcadia Resources, Inc. 2008 Executive Performance Based Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2008)
10.38	Amendment No. One to the Arcadia Resources, Inc. 2008 Executive Performance Based Compensation Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2008)
10.39	Stock Purchase Agreement between Arcadia Products, Inc. and Aerocare Holdings, Inc. dated May 16, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 21, 2009)
10.40	Asset Purchase Agreement among Braden Partners, L.P., American Oxygen and Medical Equipment, Inc., Arcadia Home Oxygen and Medical Equipment, Inc., Arcadia Products, Inc., RKDA, Inc. and Arcadia Resources, Inc. dated May 19, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 21, 2009)
10.41	Amended and Restated Credit Agreement by and among Arcadia Services, Inc., Arcadia Health Services, Inc., Grayrose, Inc., Arcadia Health Services of Michigan, Inc., Arcadia Employee Services, Inc. and Comerica Bank dated July 13, 2009 ((incorporated by reference to Exhibit 10.42 of Form 10-K filed on July 14, 2009)
10.42	Comerica Revolving Credit Note dated July 13, 2009 (incorporated by reference to Exhibit 10.43 of Form 10-K filed on July 14, 2009)
10.43	Placement Agent Agreement between Arcadia Resources, Inc. and Burnham Hill Partners dated November 6, 2009 (incorporated by reference to Exhibit 1.1 of Form 8-k filed on November 9, 2009)
10.44	Line of Credit and Security Agreement dated April 23, 2010 by and between PrairieStone Pharmacy, LLC and H.D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 28, 2010)
10.46	Line of Credit Note dated April 23, 2010 made in favor of H. D. Smith by PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 2.2 of Form 8-K filed on April 28, 2010)

10.47	Guaranty Agreement dated April 23, 2010 by Arcadia Resources, Inc. in favor of H. D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.3 on April 28, 2010)
10.48	Pledge Agreement dated April 23, 2010 by and between Arcadia Resources, Inc., and H. D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.4 of Form 8-K filed on April 28, 2010)
14.1	Arcadia Resources, Inc. Code of Ethics and Conduct as Amended and Restated Effective April 1, 2009 (incorporated by reference to Exhibit 14.1 of Form 10-K filed on July 14, 2009)
21.1	Subsidiaries of Arcadia Resources, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Section 302 CEO Certification (filed herewith)
31.2	Section 302 Principal Financial and Accounting Officer Certification (filed herewith)
32.1	Section 906 CEO Certification (filed herewith)
32.2	Section 906 Principal Financial and Accounting Officer Certification (filed herewith)

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Arcadia Resources, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of Arcadia Resources, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arcadia Resources, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2010 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP

Troy, Michigan
June 10, 2010

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

Board of Directors and Shareholders
Arcadia Resources, Inc.
Indianapolis, Indiana

We have audited Arcadia Resources Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arcadia Resources Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A – Controls and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arcadia Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arcadia Resources, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 10, 2010 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP

Troy, Michigan
June 10, 2010

ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,444	$1,522
Accounts receivable, net of allowance of $2,623 and $3,386, respectively	12,366	15,679
Inventories, net	934	863
Prepaid expenses and other current assets	1,632	1,764
Current assets of discontinued operations	-	5,458
Total current assets	20,376	25,286
Property and equipment, net	1,738	2,308
Goodwill	2,500	17,053
Acquired intangible assets, net	7,670	8,305
Other assets	412	590
Restricted cash	500	-
Assets of discontinued operations	-	5,850
Total assets	$33,196	$59,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit, current portion	$-	$437
Accounts payable	3,159	2,765
Accrued expenses:
Compensation and related taxes	3,191	2,986
Interest	82	89
Health insurance	463	545
Other	1,508	917
Fair value of warrant liability	1,499	-
Payable to affiliated agencies	1,076	1,284
Long-term obligations, current portion	939	596
Capital lease obligations, current portion	69	59
Liabilities of discontinued operations	-	2,037
Total current liabilities	11,986	11,715
Lines of credit, less current portion	7,774	10,889
Long-term obligations, less current portion	25,192	26,918
Capital lease obligations, less current portion	19	37
Total liabilities	44,971	49,559

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 177,918,044 shares
and 161,249,529 shares issued, respectively	178	161
Additional paid-in capital	145,381	135,920
Accumulated deficit	(157,334)	(126,248)
Total stockholders’ equity (deficit)	(11,775)	9,833
Total liabilities and stockholders’ equity (deficit)	$33,196	$59,392

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2010	2009	2008
Revenues, net	$103,602	$106,132	$104,819
Cost of revenues	74,374	74,370	74,230
Gross profit	29,228	31,762	30,589

Selling, general and administrative	40,279	40,483	37,976
Depreciation and amortization	1,850	2,016	1,860
Goodwill and intangibile asset impairment	14,599	23,511	-
Total operating expenses	56,728	66,010	39,836

Operating loss	(27,500)	(34,248)	(9,247)

Other expenses (income):
Interest expense, net	3,371	4,072	4,317
Loss on extinguishment of debt	-	4,487	-
Change in fair value of warrant liability	(979)	-	-
Other	30	75	129
Total other expenses (income)	2,422	8,634	4,446

Loss from continuing operations before income taxes	(29,922)	(42,882)	(13,693)

Current income tax expense	29	122	535
Loss from continuing operations	(29,951)	(43,004)	(14,228)

Discontinued operations:
Loss from discontinued operations	(1,692)	(2,208)	(6,781)
Net gain (loss) on disposal	557	(1,258)	(2,389)
	(1,135)	(3,466)	(9,170)

NET LOSS	$(31,086)	$(46,470)	$(23,398)

Weighted average number of common shares outstanding	166,840	134,583	122,828

Basic and diluted net loss per share:
Loss from continuing operations	$(0.18)	$(0.32)	$(0.12)
Loss from discontinued operations	(0.01)	(0.03)	(0.07)
Net loss per share	$(0.19)	$(0.35)	$(0.19)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, April 1, 2007	121,059,177	$121	$110,343	$(56,380)	$54,084
Sale of common stock, net of $670 in fees	11,018,905	11	12,431	-	12,442
Stock issued for current year acquisition	1,814,883	2	1,798	-	1,800
Fees for services related to disposal of business	-	-	876	-	876
Return of stock as consideration for an asset sale	(200,000)	-	(252)	-	(252)
Conversion of debt	1,129,555	1	1,451	-	1,452
Stock-based compensation expense	1,590,056	1	3,013	-	3,014
Escrowed shares cancelled	(9,600,000)	(10)	10	-	-
Warrants repriced in conjunction with debt	-	-	1,202	-	1,202
Contingent consideration relating to prior year acquisitions	2,793,509	3	(1,426)	-	(1,423)
Cashless exercise of stock options	3,507,355	4	(4)	-	-
Net loss for the year	-	-	-	(23,398)	(23,398)
Balance, March 31, 2008	133,113,440	133	129,442	(79,778)	49,797
Issuance of warrants	-	-	248	-	248
Stock-based compensation expense	1,159,694	1	1,653	-	1,654
Contingent consideration relating to prior year acquisitions	3,316,893	3	692	-	695
Cashless exercise of warrants	8,545,833	9	(9)	-	-
Equity issued in conjunction with debt refinancing	15,113,669	15	3,894		3,909
Net loss for the year	-	-	-	(46,470)	(46,470)
Balance, March 31, 2009	161,249,529	161	135,920	(126,248)	9,833
Sale of common stock and warrants, net of $902 in fees	15,857,141	16	7,704	-	7,720
Stock-based compensation expense	323,125	-	1,758	-	1,758
Cashless exercise of warrants	488,249	1	(1)	-	-
Net loss for the year	-	-	-	(31,086)	(31,086)
Balance, March 31, 2010	177,918,044	$178	$145,381	$(157,334)	$(11,775)

See accompanying notes to consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2010	2009	2008
Operating activities
Net loss for the year	$(31,086)	$(46,470)	$(23,398)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,736	4,433	3,309
Depreciation and amortization of property and equipment	1,507	4,505	4,569
Amortization of intangible assets	722	1,850	2,519
Goodwill and intangible asset impairment	14,599	26,455	1,900
Loss on extinguishment of debt	-	4,487	-
Non-cash interest expense	2,397	2,215	218
(Gain) loss on business disposals	(557)	1,258	2,389
Loss on disposal of property and equipment	-	75	128
Gain on settlement of debt with common stock	-	-	(121)
Reduction in expense due to return of common stock previously issued	-	-	(252)
Amortization and write off of debt discount and deferred financing costs	332	972	-
Change in fair value of warrant liability	(979)	-	-
Stock-based compensation expense	1,758	1,654	3,014
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,895	(856)	6,188
Inventories	546	(1,652)	(1,269)
Other assets	558	515	(536)
Accounts payable	(596)	1,278	(5,189)
Accrued expenses	(694)	7	(32)
Due to affiliated agencies	(19)	81	175
Deferred revenue	-	(29)	(733)
Net cash provided by (used in) operating activities	(5,881)	778	(7,121)

Investing activities
Business acquisitions, net of cash acquired	(281)	(675)	(507)
Proceeds from business disposals	9,498	670	5,781
Increase in restricted cash	(500)	-	-
Purchases of property and equipment	(574)	(1,281)	(1,274)
Net cash provided by (used in) investing activities	8,143	(1,286)	4,000

Financing activities
Proceeds from notes payables, net of fees	2,142	2,800	-
Net payments on lines of credit	(3,550)	(6,416)	(214)
Payments on notes payable and capital lease obligations	(7,175)	(705)	(5,750)
Proceeds from equity financing, net cash fess of $857 in fiscal 2010 and $670
in fiscal 2008	10,243	-	12,442
Net cash provided by (used in) financing activities	1,660	(4,321)	6,478

Net change in cash and cash equivalents	3,922	(4,829)	3,357
Cash and cash equivalents, beginning of year	1,522	6,351	2,994
Cash and cash equivalents, end of year	$5,444	$1,522	$6,351

	2010	2009	2008
Supplementary information:
Cash paid during the period for:
Interest	$623	$904	$3,842
Income taxes	35	49	354

Non-cash investing / financing activities:
Accounts payable converted to notes payable	750	-	-
Line of credit converted to note payable in conjunction with refinancing	-	5,000	-
Accrued interest converted to debt	2,397	2,215	-
Conversion of debt into common stock	-	-	1,452
Common stock issued in conjunction with purchase of businesses	-	-	1,800
Non-cash equity financing fee	45	-	-
Fee for service related to disposal of business paid in common stock	-	-	876
Contingent consideration relating to prior year acquisition settled with issuance of
common stock	-	695	1,452
Stock price guarantee relating to prior year acquisition settled with issuance of
notes payable	-	-	715
Financing of equipment with notes payable / capital lease obligations	70	-	-
Equity issued in conjunction with debt financing	-	3,909	-

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Company and Significant Accounting Policies

Description of Company

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, home health products and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 70 facilities located in 18 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.

Principles of Consolidation

The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.

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

Revenue generated through the affiliate agencies represented approximately 57%, 63%, and 71% of total revenue from continuing operations during the years ended March 31, 2010, 2009 and 2008, respectively. Related commission expense was $10,973,000, $12,313,000, and $13,057,000 during the years ended March 31, 2010, 2009 and 2008, respectively.

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

Inventories

Inventories are stated at a cost that approximates the lower of cost or market method utilizing the first in, first out (FIFO) approach. Inventories include products and supplies held for sale at the Company’s individual locations. The pharmacy operations possess the majority of the inventory. Inventories are evaluated periodically for obsolescence and shrinkage.

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

The Company has three reporting units included in continuing operations: Services, Pharmacy and Catalog. As of March 31, 2010, the Services and Catalog reporting units had no remaining goodwill or other amortizable intangible assets. These reporting units are also the Company’s three reportable business segments.

The Company conducts its annual goodwill impairment assessment during its fiscal fourth quarter. Management would test for impairment between annual goodwill impairment assessments if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, the following: (i) a significant adverse change in business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; or (iv) a decline in the market capitalization below net book value.

Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit's projected future annual cash flows and the present residual value of the reporting unit. The fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. In addition, the Company makes certain judgments about the allocation of corporate overhead costs in order to calculate the fair values of each of the Company’s reporting units. Estimates of future revenue and expenses associated with each reporting unit are the most sensitive of estimates related to the fair value calculations. Other factors considered in the fair value calculations include assumptions as to the business climate, industry and economic conditions. The assumptions are subjective and different estimates could have a significant impact on the results of the impairment analyses. In determining the appropriate assumptions, management considers historic trends as well as current activities and initiatives. If the Company’s estimates and assumptions used in the discounted future cash flows should change at some future date, the Company could incur an impairment charge which could have a material adverse effect on the results of operations for the period in which the impairment occurs.

In addition to estimating fair value of the Company’s reporting units using the income approach, the Company also estimates fair value using a market-based approach which relies on values based on market multiples derived from comparable public companies. The Company uses the estimated fair value of the reporting units under the market-based approach to validate the estimated fair value of the reporting units under the income approach.

Intangible Assets

Acquired finite-lived intangible assets are amortized using the economic benefit method when reliable information regarding future cash flows is available and the straight-line method when this information is unavailable. The estimated useful lives are as follows:

Trade name	30 years
Customer relationships (depending on the type of business purchased)	5 to 15 years

Impairment of Long-Lived Assets

The Company reviews its depreciable and amortizable long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, generally determined by discounting the estimated future cash flows.

Deferred Financing Costs

Deferred financing costs include cash and equity-based fees paid for services provided in conjunction with securing and negotiating debt arrangements. These costs are amortized to interest expense over the life of the related debt.

Income Taxes

The Company provides for deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse and tax credit carryforwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to amounts that are more likely than not to be realized.

Revenue Recognition and Concentration of Credit Risk

Revenues for services are recorded in the period the services are rendered. Revenues for products are recorded in the period delivered based on sales prices established with the client or its insurer prior to delivery.

Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 36%, 29%, and 24% of total revenues from continuing operations for the years ended March 31, 2010, 2009 and 2008, respectively. No customer represents more than 10% of the Company’s revenues for the years presented.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options, unvested restricted stock, warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of March 31, 2010, 2009 and 2008, there were approximately 20,365,000, 11,769,000, and 25,640,000 potentially dilutive shares outstanding, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred. For the years ended March 31, 2010, 2009 and 2008, advertising expenses for continuing operations were $740,000, $747,000, and $1,039,000, respectively.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to current year presentations including the reflection of discontinued operations separately from continuing operations.

Management’s Plan

During the first quarter 2010, the Company finalized the sale of its HHE, industrial staffing and pharmacy software businesses. Subsequent to these divestitures, the Company narrowed its focus to a single vision of “Keeping People at Home and Healthier Longer” and to improving the performance of its two remaining core business units: Home Care/Medical Staffing (Services) and Pharmacy. Management has been focused on growing revenues and improving the profitability within each segment, implementing cost reductions to better align the Company’s selling, general and administrative (“SG&A”) expenses with current business levels and ensuring the Company has adequate financial resources and liquidity to fund its business plans.

Within the Pharmacy segment, revenue increased by more than 150% year-over-year to $15.2 million in fiscal 2010. In June 2009, the Company entered into an agreement with WellPoint whereby the Company will provide its DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits through its State Sponsored Business division. The program was launched to WellPoint’s high risk members in Virginia in August 2009. The program is being rolled out to WellPoint’s California and South Carolina patients, and enrollment in Kansas and New York is expected to begin the first half of fiscal 2011.

The WellPoint agreement, combined with the Company’s relationship with the Indiana Medicaid program and other payers, provides the Company with a significant growth opportunity within its Pharmacy segment. As the Pharmacy business grows, management expects more payers will become aware of and interested in the unique benefits of the DailyMed program. Additionally, the national focus on healthcare has increased awareness to the importance of medication adherence and the need for solutions that reduce costs by enabling people to take medications properly and safely while remaining in their homes. As a result, management believes that the Pharmacy segment will establish additional payer relationships over the next several years, which will drive revenue growth well in excess of that generated from the existing payer relationships.

The long-term success of the Pharmacy business depends heavily on the continued growth in revenue, improvement in margins, the ability to reduce SG&A expenses as a percentage of revenue, and additional revenue from cost sharing agreements. Management believes that the Company’s continued focus on reducing healthcare costs and establishing relationships with payers will ultimately provide the necessary revenue growth to allow the Company to leverage its current SG&A structure. The Pharmacy segment entered into a new prime vendor agreement in April 2010. This new agreement combined with various on-going operational initiatives and software enhancements is expected to improve gross margins during fiscal 2011. SG&A expenses are expected to decline as a percentage of revenue due to operational improvements, investments in new operating systems and technology, and leveraging more fixed expenses over a larger revenue base. The combination of revenue growth, improved margins and lower SG&A expenses is expected to reduce the operating losses and cash needed to fund the Pharmacy business. However, it is expected that the Pharmacy segment will continue to be a net user of cash through most of fiscal 2011.

Within the Services segment, the Company has maintained its Home Care revenue despite challenging economic conditions and high levels of unemployment, which both negatively impacted Home Care demand in the short-term. Management continues to explore cost-effective ways to organically grow the Home Care revenue. At the same time, the Company has seen a significant reduction in Medical Staffing revenue consistent with overall staffing industry trends. The Company has reduced the SG&A in this segment over the last 12 months and will continue to look for additional cost-saving opportunities. Management expects these on-going initiatives to improve the Service segment results during fiscal 2011. At current levels of revenue, it is unlikely that the profitability of the Services segment will be sufficient to offset the losses and cash usage in the Pharmacy segment. However, when revenues return to more historic levels as the Home Care business grows and the Medical Staffing market recovers, the Services segment is expected to see an improvement in operating income and cash flow.

The Company continues to have a negative cash flow on a monthly basis as the Pharmacy losses and Corporate expenses exceed the cash flows generated by the Services segment. In addition, certain financial covenants exist with lenders that could limit the Company’s flexibility and financing options. While management believes that the Company’s financial performance will improve during fiscal 2011 and move toward profitability and positive cash flow in fiscal 2012, there are many actions that must be successfully implemented by the management team in order to achieve these goals.

In November 2009, the Company finalized an equity financing transaction and raised $10,243,000 in net cash proceeds. Consistent with the terms of the debt agreement dated September 10, 2009, the Company used $2,400,000 of the proceeds to pay off the outstanding balance. The remaining $7,815,000 is being used to fund on-going operations.

In April 2010, and in conjunction with the Pharmacy’s new prime vendor agreement, the Company executed a $5 million Line of Credit and Security Agreement with its new vendor. The interest rate is the greater of 7% and the prime rate plus 3%, and the term of the loan is for three years. The total amount available under this financing arrangement is $5 million less amounts due for normal vendor payables and for accrued interest. No interest payments are due during the first 12 months of the agreement. Beginning in April 2011, no additional advances will be made if the Pharmacy segment’s borrowing base does not exceed certain thresholds.

Management believes that the additional cash raised over the last six months will provide the Company with the capital necessary to support operating cash requirements in the near term as the financial performance improves. If and when necessary, management believes that it would be able to raise additional capital to support on-going operations and to fund growth opportunities. This capital could be in the form of debt or equity financing.

While there are some synergies between the Services and Pharmacy businesses, each could operate as standalone businesses and each could be sold to, or have investment made by, strategic or financial investors to fund operations and other growth opportunities. In addition to the normal financing opportunities as described above, this provides further financing flexibility should there be a need for additional capital to support the growth within one or both segments.

The above discussion represents management’s intentions as of June 2010. There can be no assurances that any actions contemplated or available will be successfully undertaken or that management will not change its plans.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing accounting pronouncements issued by the FASB, American Institute of Certified Public Accountants (“AICPA”), and the Emerging Issues Task Force (“EITF”). The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during its fiscal second quarter 2010. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the fiscal first quarter 2010. The recorded amounts of the Company’s financial instruments at March 31, 2010 approximate fair value.

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

In June 2008, the FASB ratified consensus which addresses how an entity should evaluate whether an instrument is indexed to its own stock. The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption was not permitted. As of April 1, 2009, the adoption of this consensus did not have an impact on the Company’s financial statement as of the beginning of the fiscal year. However, as described in Note 9, the Company issued warrants in November 2009 which have been accounted for under this guidance. See Note 9 for a discussion on the impact that the adoption of this guidance had on the Company’s financial statements.

Note 2 – Discontinued Operations

HHE Operations

Fiscal 2010

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount, which was recognized as an additional gain on the sale. In May 2010, the Company received the final payment of $155,000. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company agreed to a final settlement to resolve these claims. On June 7, 2010, a final payment relating to this transaction of $500,000 was released to the Company.

Based on the combined sales price of the HHE business, the Company recorded an impairment charge of $540,000 in the fourth quarter of fiscal 2009.

As of May 2009, the Company had sold all of its HHE operations.

Fiscal 2009

In October 2008, the Company recognized $696,000 in additional loss on the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon”), which was divested of in September 2007. See Note 9 – “Stockholders’ Equity” for a more detailed discussion of this transaction.

On January 5, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its HHE business in San Fernando, California. Total proceeds were originally estimated to be $503,000, less fees of $24,000. The Company retained all accounts receivables for services provided prior to January 2009. Total proceeds included $126,000 that was held back by the buyer to cover certain contingent obligations of the Company. During fiscal 2010, the Company and the buyer resolved certain claims, and the entire holdback amount was forfeited by the Company.

Fiscal 2008

On September 10, 2007, the Company completed the sale of Beacon to Aerocare Holdings, Inc. for cash proceeds of $6,500,000, less fees of $457,500. $750,000 of the purchase price was originally held by the buyer to cover the Company’s contingent obligations. In March 2008, $375,000 was released to the Company, and an additional $356,000 was released to the Company in September 2008. The Company retained all accounts receivable for services provided prior to August 2007. The entity sold represented the Florida region of the Company’s HHE business.

On September 10, 2007, the Company completed the sale of substantially all of the assets of Beacon Respiratory Services of Colorado, Inc. to an affiliate of AeroCare Holdings, Inc. for cash proceeds of $1,200,000, less fees of $83,000. The Company retained all accounts receivable for services provided prior to August 2007. This transaction had no hold back provisions. The assets sold represented the Colorado region of the Company’s HHE business.

Pharmacy Operations

Fiscal 2010

On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until December 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.

Fiscal 2008

During the year ended March 31, 2008, the Company ceased its operations at its Hollywood, Florida pharmacy, which were part of the Pharmacy segment.

Industrial Staffing Operations

Fiscal 2010

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments and recorded this amount as an additional gain on the transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

Based on the original sales price, the Company recorded an impairment charge of $2,403,000 in the fourth quarter of fiscal 2009.

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

There were no assets or liabilities of the discontinued operations at March 31, 2010. The components of the assets and liabilities of the discontinued operations as of March 31, 2009 are presented below (in thousands):

	March 31, 2009
	Services -
	Industrial		Pharmacy -
	Staffing	HHE	Software	Total
Assets
Accounts receivable, net of allowance of $968	$972	$3,199	$138	$4,309
Inventory, net	-	829	20	849
Prepaid expenses and other current assets	35	175	90	300
Total current assets of discontinued operations	1,007	4,203	248	5,458
Property and equipment, net	17	1,716	132	1,865
Goodwill	-	507	923	1,430
Acquired intangibles assets, net	-	1,822	733	2,555
Total assets of discontinued operations	$1,024	$8,248	$2,036	$11,308

Liabilities
Accounts payable	$4	$986	$74	$1,064
Accrued compensation and related taxes	228	350	93	671
Accrued other	84	64	60	208
Long-term obligations, current portion	-	94	-	94
Capital lease obligations, current portion	-	-	-	-
Total current liabilities of discontinued operations	$316	$1,494	$227	$2,037

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Year Ended March 31,
	2010	2009	2008
Revenues, net:
Services - Industrial Staffing	$1,223	$15,842	$26,119
Home Health Equipment	1,423	17,643	22,841
Pharmacy - Software / Florida	348	2,133	3,313
Retail operations	-	-	377
Care Clinic, Inc.	-	-	202
	$2,994	$35,618	$52,852

Earnings (loss) from operations:
Services - Industrial Staffing	$(85)	$(1,791)	$1,766
Home Health Equipment	(1,425)	(352)	(1,081)
Pharmacy - Software / Florida	(182)	(65)	(1,207)
Retail operations	-	-	(597)
Care Clinic, Inc.	-	-	(5,662)
	$(1,692)	$(2,208)	$(6,781)

Gain (loss) on disposal:
Services - Industrial Staffing	$201	$-	$-
Home Health Equipment	386	(1,258)	(1,458)
Pharmacy - Software / Florida	(30)	-	-
Retail operations	-	-	(161)
Care Clinic, Inc.	-	-	(770)
	$557	$(1,258)	$(2,389)

Earnings (loss) from discontinued operations:
Services - Industrial Staffing	$116	$(1,791)	$1,766
Home Health Equipment	(1,039)	(1,610)	(2,539)
Pharmacy - Software / Florida	(212)	(65)	(1,207)
Retail operations	-	-	(758)
Care Clinic, Inc.	-	-	(6,432)
	$(1,135)	$(3,466)	$(9,170)

Note 3 – Fair Value

Effective April 1, 2008, the Company adopted accounting guidance that established a framework for measuring fair value and expanded disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Fair value is to be determined based on assumptions that market participants would use in pricing an asset or liability. Current authoritative accounting guidance uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with this guidance, the Company measures its warrant liability at fair value. Management classified these as level 3 liabilities, as they are based on unobservable inputs and involve management judgement.

The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Warrant Liability
Balance at April 1, 2009	$-
Warrants issued	2,478
Decrease in market value	(979)
Balance at March 31, 2010	$1,499

For the year ended March 31, 2010 the Company recognized an impairment charge of $14,599,000 of the remaining goodwill associated with the Services segment. For the year ended March 31, 2009, the Company wrote down the fair value of the Pharmacy segment goodwill to $2,500,000, resulting in an impairment charge of $13,217,000, which was included in the operating loss for fiscal 2009. In conjunction with the goodwill impairment, the Company recognized an impairment expense relating to the Pharmacy segment’s customer relationships of $9,402,000. The asset’s fair value was determined based on an income approach but also considered a market-based approach to validate the estimated fair value.

Note 4 – Business Acquisitions

Fiscal 2010

During the year ended March 31, 2010, the Company paid a total of $281,000 relating to various business acquisitions within the Services segment, of which $50,000 was for an acquisition in December 2009 and $231,000 represented current year installment payments for prior year acquisitions.

Fiscal 2009

On April 25, 2008, the Company acquired substantially all of the assets of Carolina Care, LLC (“Carolina Care”). Carolina Care is a provider of home health care services in North Carolina. The total purchase price was $400,000, of which $274,000 was paid in cash during fiscal 2009 and $100,000 was paid in fiscal 2010, plus a potential earn-out payment not to exceed $125,000 if the business’s gross margin exceeded certain established during the first 12-month period. These criteria were not met and no additional amounts were paid. The acquired business is included in the Services segment.

Fiscal 2008

On July 11, 2007, the Company acquired 100% of the membership interests of JASCORP, LLC (“JASCORP”). JASCORP provided a range of retail pharmacy management services and systems, including dispensing and billing software. The primary reason for the acquisition was to improve the software offered to retailers through the pharmacy licensed service model. The total purchase price of $2,225,000 included cash payments of $384,000 and the issuance of 3,327,286 shares of common stock. The Company issued 1,814,883 shares of common stock at closing and then issued an additional 1,512,403 shares of common stock at the one-year anniversary day of the transaction in order to satisfy a guaranteed stock price obligation. The Company divested of substantially all of the assets of JASCORP on June 11, 2009, and the results of operations of JASCORP from July 12, 2007 through June 10, 2009 are included in discontinued operations. The acquired business was included in the Pharmacy segment.

The following summarizes the purchase price allocation relating to the JASCORP acquisition (in thousands):

Share consideration	$1,800
Cash consideration	384
Acquisition costs	41
Total purchase price	$2,225

Current assets	$501
Fixed assets	228
Liabilities	(237)
Intangible assets:
Customer relationships	720
Acquired technology	90
Goodwill	923
Total net identifiable assets	$2,225

The useful lives of customer relationships and acquired technology associated with the JASCORP acquisition were 25 and 2 years, respectively.

Note 5 – Property and Equipment

Property and equipment consists of the following at March 31 (in thousands):

	2010		2009
		Accumulated		Accumulated
		Depreciation/		Depreciation/
	Cost	Amortization	Cost	Amortization
Equipment	$1,921	$1,048	$1,427	$654
Software	2,750	2,160	2,619	1,359
Furniture and fixtures	859	659	692	517
Vehicles	49	33	49	24
Leasehold improvements	100	41	100	25
	5,679	$3,941	4,887	$2,579
Less accumulated depreciation and amortization	(3,941)		(2,579)
Net property and equipment	$1,738		$2,308

Total depreciation and amortization expense for property and equipment included in continuing operations was $1,215,000, $1,066,000, and $732,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

Note 6 – Goodwill and Acquired Intangible Assets

The following table presents the detail of the changes in goodwill by segment for the years ended March 31, 2010 and 2009 (in thousands):

	Services	Pharmacy	Catalog	Total
Goodwill at April 1, 2008	$13,996	$15,717	$811	$30,524
Acquisitions during the year	557	-	-	557
Impairment expense	-	(13,217)	(811)	(14,028)
Goodwill at March 31, 2009	14,553	2,500	-	17,053
Acquisitions during the year	46	-	-	46
Impairment expense	(14,599)	-	-	(14,599)
Goodwill at March 31, 2010	$-	$2,500	$-	$2,500

Prior to the goodwill impairment expense recognized in fiscal 2009 for Pharmacy and Catalog and in fiscal 2010 for Services, the Company had not previously recognized any goodwill impairment expense for continuing operations.

For tax purposes goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following at March 31 (in thousands):

	2010		2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$847	$6,664	$682
Customer relationships	4,720	2,867	4,720	2,397
	11,384	$3,714	11,384	$3,079
Less accumulated amortization	(3,714)		(3,079)
Net acquired intangible assets	$7,670		$8,305

Amortization expense for acquired intangible assets included in continuing operations was $635,000, $952,000, and $1,132,000 for the years ended March 31, 2010, 2009 and 2008, respectively. On March 31, 2009, the Company recognized certain impairment charges relating to its Pharmacy and Catalog customer relationship balances that reduced the costs by $9,720,000 and $230,000, respectively. The net impact of the impairment charges are discussed below. The customer relationship cost increased by $335,000 during fiscal 2009 upon the acquisition of Carolina Care, LLC (see Note 4 – “Business Acquisitions”).

The estimated amortization expense related to acquired intangible assets in existence as of March 31, 2010 is as follows (in thousands):

Fiscal 2011	$571
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Thereafter	5,373
Total	$7,670

Impairment Expense

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.

Continuing Operations

Fiscal 2010

As of the end of fiscal year 2010, the Company performed the first step of the goodwill impairment analysis for the two reporting units with remaining goodwill balances at that time: Services and Pharmacy.

The Home Care / Medical Staffing segment is a mature business that has been in existence for more than 30 years. Over this period of time, the business has experienced periods of growth and decline, similar to other businesses and industries. Over the last two years, the segment as a whole has seen declining revenue, and this decline has been primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provide both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During this same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. While management believes that the market for temporary medical staffing services will eventually improve, the timing and extent of such improvement is uncertain and there could be further declines before such recovery occurs. In addition, while management believes that its home care business will grow as population demographics drive increased demand, in the near-term, such growth will depend in part on the improvement in the overall U.S. economy and the extent to which state-funded programs experience additional funding cut-backs. Because management’s ability to predict the timing and extent of these factors is subject to some uncertainty, it has focused on more recent trends in its annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there is no remaining goodwill associated with the Services segment.

In conjunction with the fiscal 2009 goodwill impairment analysis (as described below), the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. Subsequent to the impairment charge, the Pharmacy segment has $2,500,000 of remaining goodwill. As evidenced by the growth in its year-over-year revenue from $6.0 million in fiscal 2009 to $15.2 million in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during fiscal 2010, but it continues to be in the early stages of development. Management believes that the DailyMed program will be the primary growth driver for the Company as a whole over the next several years. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assume new payer relationships similar to the WellPoint relationship. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which will generate higher margins than drug revenue. Management also estimated that SG&A as a percentage of revenue will improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the analysis was not considered necessary. The primary events that could negatively affect the Pharmacy assumptions would be the inability to: add additional payer relationships; improve margins; and/or reduce the labor costs as much as expected.

Fiscal 2009

As of the end of fiscal year 2009, the Company performed the first step of the goodwill impairment analysis for all three of its reporting units: Services, Catalog and Pharmacy.

In the impairment analysis of the Services reporting unit performed as of March 31, 2009, management assumed a revenue growth rate of 4.6% for the year ended March 31, 2010 and between 4.7% and 5.0% for the years thereafter. Additionally, management assumed that margins over the next five years would remain consistent at between 30.0% and 30.5% compared to margins of 30.5% for the year ended March 31, 2009. With regards to total SG&A for the Services reporting unit, management assumed that it would decrease by approximately 2% for the year ended March 31, 2010 and then modestly increase in the years thereafter. The decrease in SG&A expenses in the first year of the projections reflects the impact of certain charges taken in the year ended March 31, 2009 as well as the benefits of various cost reduction initiatives. In the projections, the total SG&A is impacted by the amount of corporate allocation charged to the Services segment. The Company believes that the Pharmacy segment will grow significantly over the next several years, and as this growth occurs, the amount of fixed corporate overhead allocated to the Pharmacy will increase with a corresponding decrease to the Services segment. As of March 31, 2009, the Services reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 5% so the second step of the analysis was not considered necessary.

The Pharmacy goodwill was originally recognized during the fiscal year ended March 31, 2007 in conjunction with the PrairieStone Pharmacy, LLC acquisition in February 2007. At the time of the acquisition, PrairieStone marketed several pharmacy-related products and services, including the DailyMed medication management system and a license service model whereby it contracted with regional retail chain pharmacies to provide pharmacy expertise and access to a restricted third party network. The various PrairieStone offerings were in the early stages of development, and Company management believed that they could complement the goods and services being offered by Arcadia Resources, Inc. at the time. Subsequent to the acquisition, management began to focus on the DailyMed product because of its perceived potential, and, to date, the Company has not worked to expand the other PrairieStone offerings. As of March 31, 2009, the DailyMed business was in its early stages and lacked meaningful historic financial trends. Additionally, the anticipated growth in the Pharmacy reporting unit had experienced several delays. In performing the goodwill impairment analysis for the Pharmacy unit during fiscal fourth quarter 2009, management acknowledged these issues and the difficulty in projecting the timing and amount of future revenue and cash flow streams, which are the basis for the fair value estimates of the reporting unit. Management was obligated to temper its estimates of future cash flows from the Pharmacy business until such time as those cash flows have started to actually be realized with sustained regularity. The impairment analysis resulted in a $13,217,000 impairment charge for fiscal 2009. Subsequent to the impairment charge, $2,500,000 of goodwill remains in the Pharmacy reporting unit.

During the fourth quarter fiscal 2009, the Company performed the goodwill impairment analysis for the Catalog reporting unit. The analysis indicated that the carrying value was in excess of the fair value due to the financial performance of this business unit falling short of original projections and the general expectation that the Catalog business may not grow significantly in the near term due to management’s focus on the other lines of business. The Company recorded an impairment charge relating to the Catalog reporting unit of $811,000. Subsequent to the impairment charge, no goodwill remains related to the Catalog reporting unit. The Company also recognized a $81,000 impairment of the Catalog’s customer relationships.

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

Note 7 – Lines of Credit

The following table summarizes the lines of credit for the Company (in thousands):

		At March 31, 2010
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2009	Interest rate
Comerica Bank	August 1, 2011	$8,164	$7,774	$9,126	Prime plus 2.75%
AmerisourceBergen Drug Corporation	N/A	-	-	2,200	10%
Total lines of credit obligations		$8,164	7,774	11,326
Less current portion			-	(437)
Long-term portion			$7,774	$10,889

Comerica Bank

Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the line of credit agreement cannot exceed the revolving credit commitment amount or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. On July 13, 2009, ASI executed an amendment to this line of credit agreement, which reduced the total available advances from $19 million to $14 million. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The amendment to the line of credit agreement also requires the Company to maintain a deposit account with a minimum balance of $500,000, and this amount is classified as restricted cash on the Company’s balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On March 31, 2010, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $390,000.

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

The July 2009 amendment to the line of credit agreement includes the following financial covenants: tangible effective net worth of $2 million as of September 30, 2009 and gradually increasing on a quarterly basis to $2.8 million by September 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million. As of March 31, 2010, the Company was not in compliance with the quarterly net income covenant due to the Services segment goodwill impairment charge recognized during the fiscal fourth quarter 2010. The Company received a covenant waiver from Comerica Bank on June 9, 2010.

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

On June 10, 2009, the Company entered into an amendment to the line of credit agreement, which converted the line of credit to a term loan. The amendment included terms whereby if the Company paid down the remaining balance outstanding on the line of credit, ABDC would defer the payment of certain inventory purchases up to $750,000 until April 1, 2010, and the deferred balance would accrue interest at 8.0%. On June 11, 2009 and simultaneous with the divestiture of JASCORP, the Company paid ABDC a total of $2,125,000 in order to pay off the line of credit balance. During June 2009, the Company deferred $750,000 in inventory purchasing payments. As of March 31, 2010, the $750,000 due to ABDC is included in current liabilities on the accompanying consolidated balance sheets (see also “Note 8 – Long-term Obligations”). The balance was paid in full in April 2010.

Note 8 – Long-Term Obligations

Long-term obligations consist of the following at March 31 (in thousands):

	March 31,	March 31,
	2010	2009
Note payable to JANA Master Fund, Ltd. ("JANA") in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	$17,581	$18,035

Note payable to Vicis Capital Master Fund ("Vicis") in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	6,505	7,882

Note payable to LSP Partners, LP ("LSP") in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	1,106	1,000

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement dated June 10, 2009 bearing an effective interest rate of 8.0%. The unpaid accrued interest and principal was paid in full in April 2010. The debt was secured by the assets of the Pharmacy segment. (see also "Note 7 - Lines of Credit")	750	-

Post-closing risk share obligation relating to the PrairieStone acquisition, bearing an effective interest rate of 10%.	-	408

Other	189	189
Total long-term obligations	26,131	27,514
Less current portion of long-term obligations	(939)	(596)
Long-term obligations, less current portion	$25,192	$26,918

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

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP. Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA. Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively. JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above. The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of March 31, 2010, the Company owes these lenders $800,000 before additional proceeds are split between the Company and the lenders.

As of March 31, 2010 future maturities of long-term obligations are as follows (in thousands):

Fiscal 2011	$939
Fiscal 2012	-
Fiscal 2013	25,192
Total	$26,131

The weighted average interest rate of outstanding long-term obligations as of March 31, 2010 and 2009 was 9.9% and 10.0%, respectively.

Note 9 – Stockholders’ Equity (Deficit)

General

On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share, from 200,000,000, $0.001 par value per share.

Common Stock Transactions – Fiscal 2010

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

Expenses associated with the transaction, which include a 6.5% placement agent fee, were $902,000 resulting in net cash proceeds of $10,243,000. Consistent with the terms of the debt agreements entered into in September 2009, the Company used $2,400,000 of the net proceeds to pay off certain outstanding debt.

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

In September 2007 and simultaneous with the Company’s sale of its Florida and Colorado home health equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc. (“Alliance”), an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. In the agreement, the Company guaranteed the share price of $0.70 per share. In October 2008, the Company issued 1,804,491 shares of common stock to the former owners of Alliance in order to satisfy the guaranteed stock price obligation. The value of these shares was determined to be $695,000. This amount was recognized as an additional loss on the disposal of the Florida HHE divestiture and is included in discontinued operations for the year ended March 31, 2009 (see “Note 3 - Discontinued Operations”).

On March 25, 2009 and in conjunction with the debt refinancing described in Note 8, the Company issued 6,056,499 shares of common stock valued at $2,059,000 to the lenders as consideration for providing the additional financing and extending the maturity date of the previously existing debt. The Company also exchanged 4,683,111 warrants held by two of the lenders (Vicis and JANA) for 5,616,444 shares of common stock with an incremental fair value of $1,145,000. Finally, a total of 8,545,833 warrants with a strike price of $.001 per share held by these two lenders were exercised on a cashless basis, and an additional 1,555,555 warrants held by one of the lenders were canceled. The aggregate amount of $3,204,000 is included in “Loss on Extinguishment of Debt”.

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

Warrants

The following represents warrants outstanding as of March 31:

Exercise Price	Granted	Expiration	2010	2009
$0.001	September 2005	September 2010	-	444,444
$0.41	April 2009	April 2014	52,800	-
$0.50	various	May 2011	2,301,774	2,438,385
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	-
$2.25	September 2005	September 2010	44,444	44,444
			11,095,527	4,488,069

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification. As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at its then fair value of $2,477,000. The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity. As of March 31, 2010, the Company recorded $979,000 as other income. This amount represents the change in the fair value of the warrant liability from the time of the equity financing transaction to March 31, 2010.

The fair value of warrant liability was calculated under the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant, the warrant exercise price, the Company’s expected volatility, and the risk free interest rate matched to the warrants’ expected life. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants is equal to the contract life. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	November 17, 2009	March 31, 2010
Expected volatility	86%	84%
Expected dividend yields	0%	0%
Expected terms (in years)	5.5	5.1
Risk-free interest rate	2.19%	2.69%

During the year ended March 31, 2010, 581,055 warrants were exercised on a cashless basis resulting in the issuance of 510,738 shares of common stock. Additionally, in April 2009, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 warrants.

On March 25, 2009, and in conjunction with the debt refinancing described in Note 8, certain warrants were exercised, canceled, repriced and/or exchanged for shares of common stock as more fully described above.

No warrants were exercised during the fiscal year ended March 31, 2008.

On March 31, 2008 and in conjunction with the note payable entered into with Vicis Capital Master Fund, the Company amended a warrant agreement held by Vicis. The amendment reduced the exercise price and extended the maturity date. The value associated with the re-pricing of the 3,111,111 warrants was determined to be $1,202,000 and was recorded as a debt discount on March 31, 2008. On March 25, 2009, and in conjunction with the debt refinancing described in Note 8, these warrants were exchanged for shares of common stock.

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

Note 10 — Commitments and Contingencies

Lease Commitments

The Company leases office space under several operating lease agreements, which expire through 2014. Rent expense for continuing operations relating to these leases amounted to approximately $1,020,000, $1,046,000, and $934,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

The following is a schedule of approximate future minimum lease payments, exclusive of real estate taxes and other operating expenses, required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

	Capital	Operating
	Leases	Leases
Year ending March 31:
2011	$70	$962
2012	26	801
2013	-	721
2014	-	670
2015	-	442
Thereafter	-	825
Total minimum lease payments	96	$4,421
Less amount representing interest	(8)
Total principal payments	88
Less current maturities	(69)
	$19

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

On January 27, 2009, the Board of Directors approved and adopted the Second Amendment (the "Amendment") to the 2006 Plan, and the Amendment was approved by the stockholders on October 14, 2009. The Amendment increased the number of shares available to be issued under the Plan to 5% of the Company's authorized shares of common stock, or 15 million shares.

As of March 31, 2010, approximately 5.1 million shares were available for grant under the amended 2006 Plan.

Following are the specific valuation assumptions used for each respective years:

Weighted-average	2010	2009	2008
Expected volatility	92%	77%	68%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	4.38	4.65	7.00
Risk-free interest rate	1.81%	2.67%	4.28%

Stock option activity for the years ended March 31, 2010 and 2009 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2008	1,872,989	$1.09
Granted	2,524,236	0.53
Exercised	(626,000)	1.14
Outstanding at March 31, 2009	3,771,225	0.76
Granted	4,961,572	0.60
Forfeited or expired	(396,613)	1.03
Outstanding at March 31, 2010	8,336,184	$0.65	5.7	$102
Exercisable at March 31, 2010	6,325,294	$0.65	5.5	$99

In fiscal 2009, the Board determined that certain members of executive management would be granted an aggregate of 3,380,001 options which would vest over three years. On April 3, 2008, the Board authorized the issuance of one-third of this total, or 1,126,667 options, for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company had option shares available in its equity incentive plan to do so. Following approval of the Amendment of the Plan as described above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the executives (an aggregate of 2,253,334 options), such options (i) having an exercise price of $0.72 per share (the closing share price on April 2, 2008), (ii) vesting in equal installments on March 31, 2010 and 2011, and (iii) expiring on January 26, 2016. At the annual meeting on October 14, 2009, the shareholders approved the Amendment to the Plan. Therefore, the 2,253,334 options were granted for accounting purposes in fiscal 2010 and are so included in the above table.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 -$0.25	516,000	3.7	$0.25	512,000	$0.25
$0.26 - $1.00	7,251,604	4.3	$0.59	5,244,714	$0.60
$1.01 - $1.50	450,967	2.9	$1.34	450,967	$1.34
$1.51 - $2.25	43,000	3.1	$2.22	43,000	$2.22
2.92	74,613	3.3	$2.92	74,613	$2.92
Outstanding at March 31, 2009	8,336,184		$0.65	6,325,294	$0.65

The weighted-average grant-date fair value of options granted during the years ended March 31, 2010 and 2009 was $0.43 and $0.35, respectively. The total intrinsic value of options exercised during the year ended March 31, 2008 was $3.0 million. No stock options were exercised during the years ended March 31, 2010 and 2009.

The Company recognized $1,354,000, $766,000, and $910,000 in stock-based compensation expense from all operations relating to stock options during the years ended March 31, 2010, 2009, and 2008, respectively.

As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options was $940,000, which is expected to be expensed through March 31, 2012.

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

The following table summarizes the activity for restricted stock awards during the years ended March 31, 2010 and 2009:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2008	961,801	$1.47
Granted	31,750	0.60
Vested	(481,709)	1.46
Forfeited	(35,750)	1.19
Unvested at March 31, 2009	476,092	1.45
Granted	100,000	0.52
Vested	(233,125)	1.67
Forfeited	(10,000)	1.48
Unvested at March 31, 2010	332,967	$1.10

During the years ended March 31, 2010, 2009 and 2008, the Company recognized $360,000, $565,000, and $1,900,000, respectively, of stock-based compensation expense from all operations related to restricted stock.

During the years ended March 31, 2010, 2009 and 2008, the total fair value of restricted stock vested was $595,000, $701,000, and $2.9 million, respectively.

As of March 31, 2010, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $360,000, which is expected to be expensed over a weighted-average period of approximately 1.4 years.

Note 12 – Income Taxes

The Company incurred $29,000, $122,000, and $535,000 of state and local income tax expense during the years ended March 31, 2010, 2009, and 2008, respectively.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss before taxes. The sources of the tax effects of the differences are as follows:

	2010	2009	2008
Income tax benefit at 34%	-34.0%	-34.0%	-34.0%
State and local income taxes	-3.3%	-2.6%	1.1%
Goodwill amortization/impairment	9.1%	1.1%	15.8%
Non-deductible other items	-0.8%	0.1%	1.7%
Other	0.4%	7.5%	-4.7%
Valuation allowance	28.7%	28.2%	22.4%
Effective tax rate	0.1%	0.3%	2.3%

Significant components of the Company’s deferred income tax assets and liabilities are comprised of the following at March 31 (in thousands):

	2010	2009
Net operating losses	$28,477	$19,641
Allowance for doubtful accounts	1,096	1,731
Depreciation and amortization	4,659	8,346
Other temporary differences	2,644	2,508
Total	36,876	32,226
Valuation allowance	(36,876)	(32,226)
Net deferred income taxes	$-	$-

NOL’s that will be available to offset future taxable income as of March 31, 2010 through the dates shown below are as follows (in thousands):

September 30, 2022	$58
September 30, 2023	1,066
September 30, 2024	795
March 31, 2025	1,944
March 31, 2026	2,080
March 31, 2027	11,498
March 31, 2028	21,834
March 31, 2029	20,090
March 31, 2030	19,726
$79,091

Goodwill related to asset purchases is amortized over 15 years for tax purposes, and goodwill related to the purchase of stock of corporations is not amortized for tax purposes.

As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $789,000 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

ASC Topic 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. The relevant guidance further states, that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.

Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (codified primarily in FASB ASC Topic 740, Income Taxes). Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (“UTP’s”) under FIN 48, no adjustments were recorded in the accounts. Consistent with past practice, the Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. No amounts were accrued as of March 31, 2010 and there was no current year activity related to unrecognized tax benefits. In the major jurisdictions in which the Company operates, which includes the United States and various individual states therein, returns for various tax years from 2006 forward remain subject to audit. The Company is not currently under examination for federal or state income tax purposes. The Company does not expect a significant increase or decrease in unrecognized tax benefits during the next 12 months.

Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC Topic 740.

Note 13 – Employee Benefit Plans

The Company has a 401(K) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to Internal Revenue Services limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for any of the years ended March 31, 2010, 2009 and 2008.

Note 14 – Related Party Transactions

On March 31, 2010, the Company had an outstanding balance of $17,581,000 related to a note payable with JANA dated March 25, 2009. JANA held approximately 15% of the outstanding shares of Company common stock on March 31, 2010. The Company incurred interest expense relating to the debt due JANA in the amounts of $1,682,000, $1,688,000, and $2,300,000 during the years ended March 31, 2010, 2009 and 2008. See “Note 8 – Long-term Obligations” for additional information pertaining to the balances of these debt instruments.

On March 31, 2010, the Company had an outstanding balance of $6,505,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held greater than 15% of the outstanding shares of Company common stock on March 31, 2010. The Company incurred interest expense relating to the debt in the amount of $610,000 and $1,753,000 during the years ended March 31, 2010 and 2009, respectively. See “Note 8 – Long-term Obligations” for additional information pertaining to the balances of this debt instrument.

The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $844,000, $1,361,000 and $1,514,000 for fiscal 2010, 2009 and 2008, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.

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

The Services segment is a national provider of home care services, including skilled and personal care, and medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities. In May 2009, the Company sold its industrial staffing business, which has since been included in discontinued operations.

The Catalog segment operates a home-health oriented mail-order catalog and related website. In May 2009, the Company sold its HHE business, which sold respiratory and medical equipment throughout the United States. The Catalog and HHE businesses were previously combined as one segment. The HHE business has since been included in discontinued operations.

The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed™. The Company’s pharmacies in Indiana and Minnesota dispense patient’s prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed™ approach is designed to improve the safety and efficacy of the medications being dispensed. In June 2009, the Company sold its pharmacy dispensing and billing software business, which has since been included in discontinued operations.

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Revenue, net:
Services	$86,635	$97,537	$96,589
Pharmacy	15,154	6,019	5,071
Catalog	1,813	2,576	3,159
Total revenue	$103,602	$106,132	$104,819

Operating income (loss):
Services	$(10,938)	$3,706	$2,196
Pharmacy	(6,634)	(26,850)	(1,588)
Catalog	(77)	(1,093)	(370)
Unallocated corporate overhead	(9,851)	(10,011)	(9,485)
Total operating loss	(27,500)	(34,248)	(9,247)

Other income (expenses):
Interest expense, net	3,371	4,072	4,317
Loss on extinguishment of debt	-	4,487	-
Change in fair value of warrant liability	(979)	-	-
Other	30	75	129
Net loss before income tax expense	(29,922)	(42,882)	(13,693)
Income tax expense	29	122	535
Net loss from continuing operations	$(29,951)	$(43,004)	$(14,228)

Depreciation and amortization:
Services	$758	$859	$932
Pharmacy	668	732	376
Catalog	-	51	49
Corporate	424	374	503
Total depreciation and amortization	$1,850	$2,016	$1,860

Goodwill and intangible asset impairment:
Services	$14,599	$-	$-
Pharmacy	-	22,618	-
Catalog	-	893	-
Total goodwill and intangible asset impairment	$14,599	$23,511	$-

	March 31,
	2010	2009	2008
Capital expenditures:
Services	$63	$75	$173
Pharmacy	457	850	-
Catalog	-	-	43
Corporate	54	150	106
Total capital expenditures	$574	$1,075	$322

	March 31,
	2010	2009
Assets:
Services	$25,007	$39,183
Pharmacy	6,107	5,514
Catalog	201	221
Unallocated corporate assets	1,881	3,166
Assets of discontinued operations	-	11,308
Total assets	$33,196	$59,392

Note 16 – Subsequent Event

On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowing may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012.

In conjunction with the credit agreement, the Company granted H. D. Smith 500,000 warrants to purchase common stock at an exercise price of $0.40 per share and a 5-year life.

The Company also granted H.D. Smith up to an additional 500,000 warrants to purchase common stock. These warrants vest on March 31, 2011 if the value of the Pharmacy segment’s borrowing base does not exceed certain thresholds. The number of warrants that vest depend on the computed borrowing base amount at that time. The exercise price will be the lower of $0.40 or the preceding 10-day average of the closing prices per shares on March 31, 2011. The warrants have a 5-year life.

Note 17 — Quarterly Results (Unaudited)

The following table summarizes selected quarterly data of the Company for the years ended March 31, 2010 and 2009 (in thousands, except per share data):

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2010
Revenues, net	$26,409	$25,616	$26,106	$25,471
Gross profit	7,448	7,406	7,467	6,907
Loss from continuing operations	(3,596)	(4,054)	(3,021)	(19,280)
Income (loss) from discontinued operations	(977)	(92)	(132)	66
Net loss	(4,573)	(4,146)	(3,153)	(19,214)
Basic and diluted net loss per share:
(1) Loss from continuing operations	(0.02)	(0.03)	(0.02)	(0.11)
(1) Loss from discontinued operations	(0.01)	-	-	-
	$(0.03)	$(0.03)	$(0.02)	$(0.11)

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2009
Revenues, net	$26,778	$26,719	$26,692	$25,943
Gross profit	8,110	8,215	7,874	7,564
Loss from continuing operations	(4,003)	(3,775)	(2,871)	(32,666)
Income (loss) from discontinued operations	717	540	(366)	(4,046)
Net loss	(3,286)	(3,235)	(3,237)	(36,712)
Basic and diluted net loss per share:
(1) Loss from continuing operations	(0.03)	(0.03)	(0.02)	(0.24)
(1) Income (loss) from discontinued operations	-	0.01	-	(0.03)
	$(0.03)	$(0.02)	$(0.02)	$(0.27)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

The increase in the loss from continuing operations in the fiscal fourth quarter 2010 compared to the three previous quarters was due to the following:
  Total goodwill impairment expense recognized in the fiscal fourth quarter 2009 of $14,599,000.
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

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED PARENT COMPANY BALANCE SHEETS
(In Thousands)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$300	$1,022
Prepaid expenses and other current assets	574	395
Total current assets	874	1,417
Property and equipment, net	596	901
Other assets	412	531
Investment in subsidiaries	15,367	35,751
Total assets	$17,249	$38,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	1,099	1,031
Accrued expenses	1,234	818
Fair value of warrant liability	1,499	-
Total current liabilities	3,832	1,849
Long-term obligations	25,192	26,918
Total liabilities	29,024	28,767

STOCKHOLDERS’ EQUITY (DEFICIT)
Total stockholders’ equity (deficit)	(11,775)	9,833
Total liabilities and stockholders’ equity (deficit)	$17,249	$38,600

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended March 31,
	2010	2009	2008
Loss from operations	$(9,852)	$(10,011)	$(9,488)
Interest expense	2,760	3,146	2,536
Loss on extinguishment of debt	-	4,239	-
Change in fair value of warrant liability	(979)	-	-
Loss before equity in consolidated subsidiaries	(11,633)	(17,396)	(12,024)
Equity in consolidated subsidiaries	(19,453)	(29,074)	(11,374)

NET LOSS	$(31,086)	$(46,470)	$(23,398)

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED PARENT CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended March 31,
	2010	2009	2008
Operating activities
Net cash used in operating activities	$(6,529)	$(6,039)	$(10,086)

Investing activities
Purchases of property and equipment	(54)	(440)	(370)
Net cash used in investing activities	(54)	(440)	(370)

Financing activities
Proceeds from the issuance of notes payable / line of credit, net of fees	2,142	2,800	5,000
Payments on notes payable	(6,524)	-	(3,917)
Proceeds from the issuance of common stock, net of fees	10,243	-	12,442
Net cash provided by financing activities	5,861	2,800	13,525

Net change in cash and cash equivalents	(722)	(3,679)	3,069
Cash and cash equivalents, beginning of year	1,022	4,701	1,632
Cash and cash equivalents, end of year	$300	$1,022	$4,701

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
NOTE TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X and included herein because the restricted net assets of the consolidated subsidiaries of Arcadia Resources, Inc. (the “Parent Company”) exceed 25% of consolidated net assets. In order to repay its obligations, the Parent Company is dependent upon cash flows from certain subsidiaries without restrictions or through a refinancing or equity transaction. The Parent Company’s 100% investment in its subsidiaries has been recorded using the equity basis of accounting in the accompanying condensed Parent Company financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in the allowance for doubtful accounts from continuing operations (amounts in thousands) for the years ended March 31,:

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Recoveries	Deductions	of Period
2010	$3,386	$1,171	$22	$(1,956)	$2,623
2009	2,507	1,458	204	(783)	3,386
2008	2,091	663	71	(318)	2,507