Form 10-Q
period 2010-06-30
ARCADIA RESOURCES, INC
filed 2010-08-09
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 6, 2010, 177,975,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,737	$5,444
Accounts receivable, net of allowance of $2,627 and $2,623, respectively	11,957	12,366
Inventories, net	1,496	934
Prepaid expenses and other current assets	1,900	1,632

Total current assets	20,090	20,376
Property and equipment, net	1,808	1,738
Goodwill	2,500	2,500
Acquired intangible assets, net	7,527	7,670
Other assets	404	412
Restricted cash	500	500

Total assets	$32,829	$33,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,621	$3,159
Accrued expenses:
Compensation and related taxes	2,700	3,191
Interest	39	82
Health insurance	267	463
Other	1,534	1,508
Fair value of warrant liability	2,414	1,499
Payable to affiliated agencies	692	1,076
Long-term obligations, current portion	189	939
Capital lease obligations, current portion	54	69

Total current liabilities	10,510	11,986
Lines of credit	11,673	7,774
Long-term obligations, less current portion	25,820	25,192
Capital lease obligations, less current portion	18	19

Total liabilities	48,021	44,971

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 177,974,919 shares and 177,918,044 shares issued, respectively	178	178
Additional paid-in capital	146,006	145,381
Accumulated deficit	(161,376)	(157,334)

Total stockholders’ deficit	(15,192)	(11,775)

Total liabilities and stockholders’ deficit	$32,829	$33,196

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended June 30,
	(Unaudited)
	2010	2009

Services	$20,365	$22,680
Pharmacy	5,054	3,218
Catalog	336	511

Revenues, net	25,755	26,409
Cost of revenues	18,849	18,961

Gross profit	6,906	7,448

Selling, general and administrative	9,908	9,666
Depreciation and amortization	308	411

Total operating expenses	10,216	10,077

Operating loss	(3,310)	(2,629)

Other expenses:
Interest expense, net	844	838
Change in fair value of warrant liability	642	—
Other	—	36

Total other expenses	1,486	874

Loss from continuing operations before income taxes	(4,796)	(3,503)

Income tax expense	33	93

Loss from continuing operations	(4,829)	(3,596)

Discontinued operations:
Loss from discontinued operations	—	(1,193)
Net gain on disposal	787	216

	787	(977)

NET LOSS	$(4,042)	$(4,573)

Weighted average number of common shares outstanding	177,239	160,552

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.02)
Income (loss) from discontinued operations	0.01	(0.01)

Net loss per share	$(0.02)	$(0.03)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2010	177,918,044	$178	$145,381	$(157,334)	$(11,775)
Stock-based compensation expense	53,125	—	364	—	364
Issuance of warrants in conjunction with debt financing	—	—	260	—	260
Exercise of stock options	3,750	—	1	—	1
Net loss for the period	—	—	—	(4,042)	(4,042)

Balance, June 30, 2010	177,974,919	$178	$146,006	$(161,376)	$(15,192)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three-Month Period
	Ended June 30,
	(Unaudited)
	2010	2009
Operating activities
Net loss for the period	$(4,042)	$(4,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	310	873
Depreciation of property and equipment	165	531
Amortization of intangible assets	143	246
Gain on business disposals	(787)	(216)
Non-cash interest expense	661	584
Amortization of deferred financing costs and debt discounts	69	52
Stock-based compensation expense	364	285
Change in fair value of warrant liability	642	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	81	1,750
Inventories	(561)	639
Other assets	(281)	233
Accounts payable	(535)	(547)
Accrued expenses	(723)	(1,146)
Due to affiliated agencies	(388)	(327)

Net cash used in operating activities	(4,882)	(1,616)

Investing activities
Business acquisitions, net of cash acquired	(21)	(190)
Proceeds from business disposal	787	9,157
Increase in restricted cash	—	(500)
Purchases of property and equipment	(235)	(75)

Net cash provided by investing activities	531	8,392

Financing activities
Lines of credit, net activity	4,409	(3,577)
Payments on notes payable and capital lease obligations	(766)	(4,204)
Proceeds from exercise of stock options	1	—

Net cash provided by (used in) financing activities	3,644	(7,781)

Net change in cash and cash equivalents	(707)	(1,005)
Cash and cash equivalents, beginning of period	5,444	1,522

Cash and cash equivalents, end of period	$4,737	$517

Supplementary information:
Cash paid during the period for:
Interest	$116	$209
Income taxes	96	14
Non-cash investing / financing activities:
Capital lease	—	70
Accounts payable converted to notes payable	—	750
Accrued interest converted to notes payable	661	628
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, home health products and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 18 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three-month periods ended June 30, 2010 and 2009, the consolidated statements of cash flows for the three-month periods ended June 30, 2010 and 2009 and the consolidated statement of stockholders’ deficit for the three-month period ended June 30, 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended June 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2010 included in the Company’s Form 10-K filed with the SEC on June 11, 2010.
Reclassifications
Certain amounts presented in prior years have been reclassified to conform to current year presentations including the reflection of discontinued operations separately from continuing operations.
Recent Accounting Pronouncements
In June 2009, the FASB issued new guidance which improves and defines the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance which improves financial reporting by enterprises involved with variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued new guidance which addresses the unit of accounting for arrangements involving multiple deliverables and addresses how arrangement consideration should be allocated to the separate units of accounting. Entities also will no longer be permitted to use the residual method to allocate arrangement consideration to deliverables in an arrangement and rather requires consideration to be allocated to each unit of account based on a relative selling price method. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. The revised guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.
Note 2 — Discontinued Operations
HHE Operations
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount. In May 2010, the Company received the final payment of $155,000. These payments were recognized as additional gain on the sale during the periods in which they were received. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims. This payment was recognized as an additional gain on the sale during the three-month period ended June 30, 2010.
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
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments, and in May 2010, the Company received an additional payment of $132,000. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

There were no assets or liabilities of the discontinued operations at June 30, 2010 or March 31, 2010.
The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Month Period Ended
	June 30,
	2010	2009
Revenues, net:
Services — Industrial Staffing	$—	$1,223
Home Health Equipment	—	1,423
Pharmacy — Software	—	356

	$—	$3,002

Loss from operations:
Services — Industrial Staffing	$—	$(37)
Home Health Equipment	—	(1,061)
Pharmacy — Software	—	(95)

	$—	$(1,193)

Gain (loss) on disposal:
Services — Industrial Staffing	$132	$126
Home Health Equipment	655	120
Pharmacy — Software	—	(30)

	$787	$216

Earnings (loss) from discontinued operations:

Services — Industrial Staffing	$132	$89
Home Health Equipment	655	(941)
Pharmacy — Software	—	(125)

	$787	$(977)

Note 3 — Fair Value
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

The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Warrant Liability
Balance at April 1, 2009	$—
Warrants issued	2,478
Decrease in market value	(979)

Balance at March 31, 2010	1,499
Warrants issued	273
Increase in market value	642

Balance at June 30, 2010	$2,414

Note 4 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the years ended March 31, 2010 and 2009 (in thousands):

	Services	Pharmacy	Total
Goodwill at March 31, 2009	$14,553	$2,500	$17,053
Acquisitions during the year	46	—	46
Impairment expense	(14,599)	—	(14,599)

Goodwill at June 30 and March 31, 2010	$—	$2,500	$2,500

In addition to the Services segment goodwill impairment charge of $14,599,000 recognized during fiscal 2010, the Company recognized a $13,217,000 goodwill impairment charge relating to the Pharmacy segment during fiscal 2009. Prior to fiscal 2009, the Company had not previously recognized any goodwill impairment expense for continuing operations.
For tax purposes goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Acquired intangible assets consist of the following (in thousands):

	June 30, 2010		March 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$889	$6,664	$847
Customer relationships	4,720	2,968	4,720	2,867

	11,384	$3,857	11,384	$3,714

Less accumulated amortization	(3,857)		(3,714)

Net acquired intangible assets	$7,527		$7,670

Amortization expense for acquired intangible assets included in continuing operations was $143,000 and $159,000 for the three-month periods ended June 30, 2010 and 2009, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of June 30, 2010 is as follows (in thousands):

Remainder of fiscal 2011	$428
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Thereafter	5,373

Total	$7,527

Impairment Expense
In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.
As of the end of fiscal year 2010, the Company performed the first step of the goodwill impairment analysis for the two reporting units with remaining goodwill balances at that time: Services and Pharmacy.
The Services segment is a mature business that has been in existence for more than 30 years. Over this period of time, the business has experienced periods of growth and decline, similar to other businesses and industries. Over the last two years, the segment as a whole has seen declining revenue, and this decline has been primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provide both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During this same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. While management believes that the market for temporary medical staffing services will eventually improve, the timing and extent of such improvement is uncertain and there could be further declines before such recovery occurs. In addition, while management believes that its home care business will grow as population demographics drive increased demand, in the near-term, such growth will depend in part on the improvement in the overall U.S. economy and the extent to which state-funded programs experience additional funding cut-backs. Because management’s ability to predict the timing and extent of these factors is subject to some uncertainty, it focused on more recent trends in fiscal 2010 annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there is no remaining goodwill associated with the Services segment.
In conjunction with the fiscal 2009 goodwill impairment analysis, the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. Subsequent to the impairment charge, the Pharmacy segment has $2,500,000 of remaining goodwill. As evidenced by the growth in its year-over-year revenue from $6.0 million in fiscal 2009 to $15.2 million in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during fiscal 2010, but it continues to be in the early stages of development. Management believes that the DailyMed program will be the primary growth driver for the Company as a whole over the next several years. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assume new payer relationships similar to the WellPoint relationship. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which will generate higher margins than drug revenue. Management also estimated that expenses as a percentage of revenue will improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the analysis was not considered necessary. The primary events that could negatively affect the Pharmacy assumptions would be the inability to: add additional payer relationships; improve margins; and/or reduce the labor costs as much as expected.

Note 5 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At June 30, 2010
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2010	Interest rate
Comerica Bank	August 1, 2011	$8,472	$7,683	$7,774	Prime plus 2.75%
H.D. Smith	April 23, 2013	4,533	4,533	—	7%

Total lines of credit obligations		$13,005	12,216	7,774

H.D. Smith debt discount			(543)	—

			$11,673	$7,774

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. Advances under the line of credit agreement cannot exceed the revolving credit commitment amount of $14 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement also requires the Company to maintain a deposit account with a minimum balance of $500,000, and this amount is classified as restricted cash on the Company’s consolidated balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On June 30, 2010, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $789,000.
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

As of March 31, 2010, the Company was not in compliance with one of the financial covenants. On June 9, 2010, the Company and the bank entered into an amendment and waiver agreement, which waived the covenant violation. Subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $4.4 million as of June 30, 2010 and gradually increasing on a quarterly basis to $4.9 million by August 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $15.5 million. As of June 30, 2010, the Company was in compliance with the loan covenants.
H.D. Smith Wholesale Drug Co.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowing may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012. As of June 30, 2010, the availability under the line was immaterial.
In conjunction with the credit agreement, the Company issued H.D. Smith certain warrants to purchase common stock (see “Note 7 - Stockholders’ Deficit” for more details) and incurred certain professional fees. These costs, which originally totaled $561,000, were recorded as a debt discount and will be amortized over the term of the debt agreement.

Note 6 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
Note payable to JANA Master Fund, Ltd. (“JANA”) in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$18,019	$17,581

Note payable to Vicis Capital Master Fund (“Vicis”) in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	6,668	6,505

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,133	1,106

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement dated June 10, 2009 bearing an effective interest rate of 8.0%. The unpaid accrued interest and principal was paid in full in April 2010. The debt was secured by the assets of the Pharmacy segment.	—	750

Other	189	189

Total long-term obligations	26,009	26,131
Less current portion of long-term obligations	(189)	(939)

Long-term obligations, less current portion	$25,820	$25,192

The promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of June 30, 2010, the Company owes these lenders $800,000 before additional proceeds are split between the Company and the lenders.
As of June 30, 2010 future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2011	$189
Fiscal 2012	—
Fiscal 2013	25,820

Total	$26,009

The weighted average interest rate of outstanding long-term obligations as of June 30 and March 31, 2010 was 10.0%.

Note 7 — Stockholders’ Deficit
General
On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share, from 200,000,000, $0.001 par value per share.
Warrants
The following represents warrants outstanding:

			June 30,	March 31,
Exercise Price	Granted	Expiration	2010	2010
$0.40	April 2010	April 2015	500,000	—
$0.41	April 2009	April 2014	52,800	52,800
$0.50	various	May 2011	2,301,774	2,301,774
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	7,135,713
$2.25	September 2005	September 2010	44,444	44,444

			11,595,527	11,095,527

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification. As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at its then fair value of $2,478,000. The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity. For the three-month period ended June 30, 2010, the Company recorded $642,000 of other expense, and this amount represents the change in the fair value of the warrant liability during this period.
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
The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	November 17, 2009	June 30, 2010
Expected volatility	86%	87%
Expected dividend yields	0%	0%
Expected terms (in years)	5.5	4.9
Risk-free interest rate	2.19%	1.79%
During the three-month period June 30, 2010, no warrants were exercised. During the three-month period ended June 30, 2009, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 warrants in March 2009.

On April 23, 2010 and in conjunction with the H.D. Smith line of credit agreement (see “Note 5 — Lines of Credit”), the Company granted H. D. Smith 500,000 warrants to purchase common stock at an exercise price of $0.40 per share. The warrants expire on April 23, 2015. The Company also granted H.D. Smith up to an additional 500,000 warrants to purchase common stock. These warrants vest on March 31, 2011 if the value of the Pharmacy segment’s borrowing base does not exceed certain thresholds. The number of warrants that vest depends on the computed borrowing base amount as of March 31, 2011. The exercise price will be the lower of $0.40 or the preceding 10-day average of the closing prices per shares on March 31, 2011. The warrants have a 5-year life. Because these warrants have not vested and the terms have not been finalized, they are excluded from the above table.
The fair value of the initial 500,000 warrants issued to H.D. Smith was estimated using the Black-Scholes pricing model and was determined to be $260,000. This was recorded as a debt discount and will be amortized over the term of the H.D. Smith line of credit. The assumptions used in the fair value calculation were as follows: risk free interest rate of 2.6%, expected dividend yield of 0%, expected volatility of 86%, and expected life of 5 years.
The fair value of the 500,000 warrants issued to H.D. Smith that potentially vest on March 31, 2011 was estimated using the Black-Scholes pricing model and was determined to be $273,000. This was recorded as a debt discount and will be amortized over the term of the H.D. Smith line of credit. The assumptions used in the fair value calculation were as follows: risk free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 87%, and expected life of 6 years. Because the vesting of these warrants is contingent on a future event, the fair value of the warrants is classified as a liability until they vest, at which time they will be reclassified to permanent equity assuming all criteria for equity treatment are met at that point in time. The fair value of this liability will be adjusted on a quarterly basis.
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
As of June 30, 2010, approximately 5.1 million shares were available for grant under the amended 2006 Plan.

Following are the specific valuation assumptions used for each respective period:

	Three-Month Period
	Ended June 30,
Weighted-average	2010	2009
Expected volatility	96%	N/A
Expected dividend yields	0%	N/A
Expected terms (in years)	4	N/A
Risk-free interest rate	2.15%	N/A
Stock option activity for the three-month period ended June 30, 2010 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2010	8,336,184	0.65
Granted	45,000	0.42
Exercised	(3,750)	0.38
Forfeited or expired	(40,604)	0.46

Outstanding at June 30, 2010	8,336,830	$0.65	5.4	$500

Exercisable at June 30, 2010	6,475,854	$0.66	5.3	$435

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 -$0.42	3,357,269	6.3	$0.38	2,806,269	$0.38
$0.43 - $0.72	3,629,334	5.2	$0.72	2,473,667	$0.72
$0.73 - $1.07	781,647	5.5	$0.79	627,338	$0.79
$1.01 - $1.50	450,967	2.7	$1.34	450,967	$1.34
$1.51 - $2.25	43,000	3.0	$2.22	43,000	$2.22
$2.92	74,613	3.1	$2.92	74,613	$2.92

Outstanding at June 30, 2010	8,336,830		$0.65	6,475,854	$0.66

No stock options were granted during either the three-month periods ended June 30, 2010 or 2009. 3,750 stock options were exercised during the three-month period ended June 30, 2010. No stock options were exercised during the three-month period ended June 30, 2009.
The Company recognized $277,000 and $185,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, total unrecognized stock-based compensation expense related to stock options was $666,000, which is expected to be expensed through March 2012.

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
The following table summarizes the activity for restricted stock awards during the three-month period ended June 30, 2010:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2010	332,967	$1.10
Vested	(53,125)	1.50

Unvested at June 30, 2010	279,842	$1.10

During the three-month periods ended June 30, 2010 and 2009, the Company recognized $87,000, and $86,000, respectively, of stock-based compensation expense from all operations related to restricted stock.
During the three-month periods ended June 30, 2010 and 2009, the total fair value of restricted stock vested was $80,000 and $97,000, respectively.
As of June 30, 2010, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $273,000, which is expected to be expensed over a weighted-average period of approximately 1.0 year.
Note 10 — Income Taxes
The Company incurred state and local tax expense of $33,000 and $93,000 during the three-month periods ended June 30, 2010 and 2009, respectively.
ASC Topic 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. The relevant guidance further states, that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will continue to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.
Note 11 — Related Party Transactions
On June 30, 2010, the Company had an outstanding balance of $18,019,000 related to a note payable with JANA dated March 25, 2009. JANA held approximately 15% of the outstanding shares of Company common stock on June 30, 2010. The Company incurred interest expense relating to the debt due JANA in the amounts of $438,000 and $444,000 for the three-month periods ended June 30, 2010 and 2009, respectively. See “Note 6 — Long-Term Obligations” for additional information pertaining to the balances of these debt instruments.
On June 30, 2010, the Company had an outstanding balance of $6,668,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held approximately 15% of the outstanding shares of Company common stock on June 30, 2010. The Company incurred interest expense relating to the debt in the amount of $162,000 and $158,000 for the three-month periods ended June 30, 2010 and 2009, respectively. See “Note 6 — Long-Term Obligations” for additional information pertaining to the balances of this debt instrument.

The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $190,000 and $212,000 for the three-month periods ended June 30, 2010 and 2009, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
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
The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed™. The Company operates pharmacies in Indiana, California and Minnesota, which dispense patients’ prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed™ approach is designed to improve the safety and efficacy of the medications being dispensed. In June 2009, the Company sold its pharmacy dispensing and billing software business, which has since been included in discontinued operations.
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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three-Month Period Ended June 30,
	2010	2009
Revenue, net:
Services	$20,365	$22,680
Pharmacy	5,054	3,218
Catalog	336	511

Total revenue	$25,755	$26,409

Operating income (loss):
Services	$901	$1,207
Pharmacy	(1,804)	(1,313)
Catalog	(32)	(38)
Unallocated corporate overhead	(2,375)	(2,485)

Total operating loss	(3,310)	(2,629)

Other expenses:
Interest expense, net	844	838
Change in fair value of warrant liability	642	—
Other	—	36

Net loss before income tax expense	(4,796)	(3,503)
Income tax expense	33	93

Net loss from continuing operations	$(4,829)	$(3,596)

Depreciation and amortization:
Services	$164	$193
Pharmacy	62	87
Corporate	82	131

Total depreciation and amortization	$308	$411

	2010	2009
Capital expenditures:
Services	$40	$15
Pharmacy	86	58
Corporate	109	2

Total capital expenditures	$235	$75

	June 30,	March 31,
	2010	2010
Assets:
Services	$24,527	$25,007
Pharmacy	6,785	6,107
Catalog	260	201
Unallocated corporate assets	1,257	1,881

Total assets	$32,829	$33,196

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month periods ended June 30, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 11, 2010, which is incorporated herein by this reference.
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

Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing, home health products and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. Subsequent to these divestitures, the Company operates in three reportable business segments: Home Care/Medical Staffing Services (“Services”), Pharmacy and Catalog. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 18 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.
Critical Accounting Policies
See Part II, Item 7 — Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 11, 2010 for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Three-Month Period Ended June 30, 2010 Compared to the Three-Month Period Ended June 30, 2009
Results of Continuing Operations (in thousands, except per share amounts)

	Three-Month Period
	Ended June 30,
	2010	2009
Revenues, net	$25,755	$26,409
Cost of revenues	18,849	18,961

Gross profit	6,906	7,448

Selling, general and administrative	9,908	9,666
Depreciation and amortization	308	411

Total operating expenses	10,216	10,077

Operating loss	(3,310)	(2,629)

Other expenses:
Interest expense, net	844	838
Change in fair value of warrant liability	642	—
Other	—	36

Total other expenses	1,486	874

Net loss before income tax expense	(4,796)	(3,503)
Income tax expense	33	93

Net loss from continuing operations	$(4,829)	$(3,596)

Weighted average number of shares — basic and diluted	177,239	160,552
Net loss from continuing operations per share — basic and diluted	$(0.03)	$(0.02)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit by segment for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$20,365	79.1%	$22,680	86.0%	$(2,315)	-10.2%
Pharmacy	5,054	19.6%	3,218	12.2%	1,836	57.1%
Catalog	336	1.3%	511	1.8%	(175)	-34.2%

	25,755	100.0%	26,409	100.0%	(654)	-2.5%

Cost of revenues:
Services	14,262		15,764		(1,502)	-9.5%
Pharmacy	4,393		2,863		1,530	53.4%
Catalog	194		334		(140)	-41.9%

	18,849		18,961		(112)	-0.6%

		Gross		Gross
		Margin %		Margin %
Gross margins:
Services	6,103	30.0%	6,916	30.5%	(813)	-11.8%
Pharmacy	661	13.1%	355	11.0%	306	86.2%
Catalog	142	42.3%	177	34.6%	(35)	-19.8%

	$6,906	26.8%	$7,448	28.2%	$(542)	-7.3%

Services Segment
The following table summarizes the Services segment revenues by type for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Home care	$16,431	80.7%	$17,688	78.0%	$(1,257)	-7.1%
Medical staffing	2,595	12.7%	3,574	15.8%	(979)	-27.4%
Travel staffing	1,339	6.6%	1,418	6.2%	(79)	-5.6%

Total Services	$20,365	100.0%	$22,680	100.0%	$(2,315)	-10.2%

The Services segment remains the largest source of revenue for the Company. Home care revenue as a percentage of the total segment revenue continues to increase, reaching 80.7% of such revenue during fiscal first quarter 2011. Home care revenues fell by $1,257,000, or 7.1%, from $17,688,000 to $16,431,000 compared to the prior year quarter. Home care revenues were adversely affected by several factors, including reductions in hours/reimbursement rates by state-sponsored programs in some of the Company’s key markets such as Arizona, North Carolina, Washington and California; high unemployment rates, resulting in increased availability of family caregivers to provide care in lieu of our services; and the significant reduction in the value of individual retirement savings and investment accounts, resulting in some reduction in the hours of services purchased.
The negative trends in the medical staffing and travel staffing markets continued during the three-month period ended June 30, 2010 compared to the same quarter a year ago. Medical staffing and travel staffing declined by 27.4% and 5.6%, respectively. Several factors have contributed to the lower level of overall sales. Market conditions for temporary medical staffing are currently not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements.

The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $13,365,000 for the three-month period ended June 30, 2010 compared to $15,321,000 for the prior year quarter. This $1,956,000, or 12.8%, decrease in revenue was primarily driven by the fact that the Affiliate locations generate a higher portion of revenue from medical staffing and travel staffing, both of which experienced declines. The Company-Owned locations revenue decreased by $359,000, or 4.9%, to $7,000,000 during the fiscal first quarter 2011 compared to the prior year quarter. The Affiliate locations accounted for 65.6% of total Services segment revenue during the fiscal first quarter 2011, and this percentage is down slightly from 67.6% for the prior year quarter.
Gross margin in the Home Care and Medical Staffing business was 30.0% for the fiscal first quarter 2011, which is approximately consistent with 30.5% for the prior year quarter. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $1,836,000, or 57.1%, to $5,054,000 during fiscal first quarter 2011 compared to the prior year quarter. The growth in the Pharmacy segment continues to be driven by the Company’s DailyMed program and its relationship with payers who are ultimately responsible for the total healthcare spend of its patient members. In June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company has began the roll out the DailyMed medication management program to WellPoint’s high-risk Medicaid members in five states where WellPoint companies provide Medicaid managed care benefits. The five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August 2009. The rollout to WellPoint’s California patients began during the latter portion of fiscal fourth quarter 2010 and to South Carolina patients during fiscal first quarter 2011. The increase in revenue during the fiscal first quarter 2011 was primarily driven by new California patients. The DailyMed program will be rolled out to patients in the remaining two states during the remainder of fiscal 2011. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.
The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the three-month period ended June 30, 2010 were 13.1% compared to 11.0% for the prior year quarter. The Company recognized a larger than normal inventory adjustment at its Minnesota pharmacy facility during the three-month period ended June 30, 2009. This adjustment was the primary reason for the margin improvement during the fiscal first quarter 2011 compared to the prior year quarter. Management expects margins to improve during the remainder of fiscal 2011 due to the new prime vendor agreement entered into during April 2010 as well as other on-going operational initiatives, including more aggressive purchasing efforts and technology improvements. Margins will continue to be impacted by the changing payer and patient mix as the Pharmacy patient and revenue base grows.

Catalog Segment
Revenue from the Company’s catalog and internet-based home health products business decreased 34.2% to $336,000 during the three-month period ended June 30, 2010 compared to the prior year quarter. The decrease in revenue was the result of a reduction in catalogs mailed to prospective customers and in sales revenue per order primarily due to weak consumer demand in the current economic environment.
The gross margin increased to 42.3% during the three-month period ended June 30, 2010 compared to 34.6% for the prior year quarter. The increase in gross margin is largely related to the mix of business between our mail order catalog and on-line sales revenue.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the three-month periods ended June 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)

Services	$5,036	50.8%	$5,515	57.1%	$(479)	-8.7%
Pharmacy	2,403	24.3%	1,581	16.3%	822	52.0%
Catalog	174	1.8%	215	2.2%	(41)	-19.1%
Corporate	2,295	23.1%	2,355	24.4%	(60)	-2.5%

	$9,908	100.0%	$9,666	100.0%	$242	(2.5%)

SG&A as a % of net revenue	38.5%		36.6%
Services Segment
The Services segment selling, general and administrative expense decreased to $5,036,000 for the three-month period ended June 30, 2010 compared to $5,515,000 for same quarter a year ago. This $479,000, or 8.7%, decrease was primarily due to a $354,000, or 14.6%, decrease in commissions paid to the Affiliates. Affiliate commissions are based on the gross margins of the individual Affiliates, and the decrease is approximately consistent with the 12.8% decrease in Affiliate revenue. Additionally, bad debt expense decreased by $47,000 due to decreasing revenue and improved collection efforts over the last several quarters.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $822,000, or 52.0%, to $2,403,000 during the fiscal first quarter 2011 compared to the prior year quarter. In general, the increase in Pharmacy expenses was due to the significant growth in revenue in this segment. Specifically, the increase in Pharmacy expenses during fiscal first quarter 2011 compared to the prior year quarter was due to increases in external call center costs, contract labor, shipping costs and bad debt expense. Beginning in January 2010, the Company began using an external call center to assist with patient enrollment efforts. The Company is in the process of bringing this function in-house, which will result in reduced costs beginning in the second quarter. In order to supplement full-time staff, the Pharmacy segment has been using contract labor, specifically pharmacists and pharmacy technicians, with the ultimate goal of reducing its reliance on this contract labor over time. Finally, shipping costs and bad debt expense increased as the Pharmacy revenue grows.
During fiscal first quarter 2011, the Indianapolis pharmacy and the Corporate offices moved to a new location. Additionally, in late June, the Pharmacy converted to a new operating system. Due to the move and the software conversion, the Pharmacy segment incurred certain additional costs during the quarter, primarily moving expenses, overtime and temporary labor.

The DailyMed program includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions and medication therapy management (MTM) services. The Company makes a significant investment in these services as they are a key part to achieving the patient benefits and health care cost reductions associated with DailyMed. The Company’s business model contemplates that payers will be willing to share some of these cost savings as they are realized either through a “per member per month” fee, fees for services provided or some type of cost savings arrangement. To date, the Company has not recognized any revenue for these services. The Company has elected to provide these services to Indiana Medicaid customers without a cost-sharing arrangement as Indiana Medicaid has entered into a research agreement with the Purdue University School of Pharmacy to study DailyMed’s ability to reduce total health care costs.
Catalog Segment
The Catalog segment selling, general and administrative expense decreased by $41,000, or 19.1%, during the fiscal first quarter 2011. These decreases were primarily due to a $48,000, or 32%, decrease in the costs to produce and mail catalogs, which is approximately consistent with the 34% decrease in revenue from the prior year quarter.
Corporate
Corporate selling, general and administrative expense decreased by $60,000, or 2.5%, to $2,295,000 for fiscal first quarter 2011 compared to $2,355,000 for the prior year quarter. This net decrease reflects reductions in professional fees and insurance costs partially offset by increases in equity compensation, rent and certain one-time expenses relating to the consolidation of the Corporate offices and the Indianapolis pharmacy operations into a new facility in Indianapolis in June 2010. The reduction in legal fees was the primary driver in the lower professional fees as the Company was involved in fewer disputes and claims in the current year quarter compared to the prior year. Insurance costs were lower due to reductions in premiums effective with the policy year that began on September 1, 2009. Equity compensation increased due an increase in the quarterly expenses subsequent to certain stock option grants made to employees in March 2010.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the three-month periods ended June 30 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$165	$252	(87)	-34.5%
Amortization of acquired intangible assets	143	159	(16)	-10.1%

Depreciation and amortization	$308	$411	$(103)	-25.1%

Depreciation and amortization of property and equipment decreased by $87,000 or 34.5%, during the three-month period ended June 30, 2010 compared to the prior year period. The decrease reflects the decrease in the depreciation expense relating to certain pharmacy software that became fully depreciated during fiscal 2010.
Amortization of acquired intangible assets decreased by $16,000, or 10.1%, during fiscal first quarter 2011 compared to the prior year quarter. The decrease reflects a slight decrease in the amortization expense associated with customer relationships. The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.
Goodwill and Intangible Asset Impairment
In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.
As of the end of fiscal year 2010, the Company performed the first step of the goodwill impairment analysis for the two reporting units with remaining goodwill balances at that time: Services and Pharmacy.

The Services segment is a mature business that has been in existence for more than 30 years. Over this period of time, the business has experienced periods of growth and decline, similar to other businesses and industries. Over the last two years, the segment as a whole has seen declining revenue, and this decline has been primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provide both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During this same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. While management believes that the market for temporary medical staffing services will eventually improve, the timing and extent of such improvement is uncertain and there could be further declines before such recovery occurs. In addition, while management believes that its home care business will grow as population demographics drive increased demand, in the near-term, such growth will depend in part on the improvement in the overall U.S. economy and the extent to which state-funded programs experience additional funding cut-backs. Because management’s ability to predict the timing and extent of these factors is subject to some uncertainty, it focused on more recent trends in fiscal 2010 annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there is no remaining goodwill associated with the Services segment.
In conjunction with the fiscal 2009 goodwill impairment analysis, the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. Subsequent to the impairment charge, the Pharmacy segment has $2,500,000 of remaining goodwill. As evidenced by the growth in its year-over-year revenue from $6.0 million in fiscal 2009 to $15.2 million in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during fiscal 2010, but it continues to be in the early stages of development. Management believes that the DailyMed program will be the primary growth driver for the Company as a whole over the next several years. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assume new payer relationships similar to the WellPoint relationship. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which will generate higher margins than drug revenue. Management also estimated that expenses as a percentage of revenue will improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the analysis was not considered necessary. The primary events that could negatively affect the Pharmacy assumptions would be the inability to: add additional payer relationships; improve margins; and/or reduce the labor costs as much as expected.
Interest Expense and Income
The following table summarizes interest expense and income for the three-month periods ended June 30, (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$846	$845	$1	0.1%
Interest income	(3)	(7)	4	-57.1%

	$843	$838	$5	0.6%

Interest expense for fiscal first quarter 2011 was $846,000, which is basically flat with the prior year quarter expense of $845,000. Total interest expense includes the amortization of debt discounts and deferred financing costs of $70,000 and $52,000 for fiscal first quarter 2011 and 2010, respectively. Additionally, interest expense includes non-cash interest that was added to the principal balance of the outstanding debt of $661,000 and $584,000 for fiscal first quarter 2011 and 2010, respectively.
The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal first quarter 2011 was $36.0 million compared to $35.9 million for fiscal first quarter 2010, which represents a reduction of 0.4%. This change is approximately consistent with the change in the interest expense compared to the prior year quarter.

Change in Fair Value of Warrant Liability
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with certain debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations. The loss of $642,000 on the change in fair value of the warrant liability during fiscal first quarter 2011 was primarily due to the changes in our stock price.
Income Taxes
Income tax expense was $33,000 for the three-month period ended June 30, 2010 compared to $93,000 for the same period a year ago. This income tax reduction is primarily a result of a decrease in the estimated amounts due for Michigan Business Tax.
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
Earnings (Loss) from Discontinued Operations
The following table summarizes the components of the earnings (loss) from discontinued operations for the three-month periods ended June 30, (in thousands):

	2010	2009
Revenues, net:
Services — Industrial Staffing	$—	$1,223
Home Health Equipment	—	1,423
Pharmacy — Software	—	356

	—	3,002

Loss from operations:
Services — Industrial Staffing	—	(37)
Home Health Equipment	—	(1,061)
Pharmacy — Software	—	(95)

	—	(1,193)

Gain (loss) on disposal:
Services — Industrial Staffing	131	126
Home Health Equipment	656	120
Pharmacy — Software	—	(30)

	787	216

Earnings (loss) from discontinued operations:

Services — Industrial Staffing	131	89
Home Health Equipment	656	(941)
Pharmacy — Software	—	(125)

	$787	$(977)

HHE Operations
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount. In May 2010, the Company received the final payment of $155,000. These payments were recognized as additional gain on the sale during the periods in which they were received. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims. This payment was recognized as an additional gain on the sale during the three-month period ended June 30, 2010.
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
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments, and in May 2010, the Company received an additional payment of $132,000. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

Liquidity and Capital Resources
The following summarizes the Company’s cash flows for the three-month periods ended June 30, (in thousands):

	2010	2009
Net cash used in operating activities	$(4,882)	$(1,616)
Net cash provided by investing activities	531	8,392
Net cash provided by (used in) financing activities	3,644	(7,781)
Net change in cash and cash equivalents	(707)	(1,005)
Cash and cash equivalents, end of period	4,506	517
Availability under line of credit agreements	$789	$2,471
At June 30, 2010, the Company had $5,295,000 in cash and line of credit availability. The line of credit balance fluctuates based on working capital needs. The line of credit availability is based on the eligible accounts receivable within the Services segment.
Net cash used in operating activities was $4,882,000 for the three-month period ended June 30, 2010 compared to $1,616,000 for the same period of the prior year, which represents a change of $3,266,000. The majority of this change was driven by changes in working capital. The net change in operating assets and liabilities for the current year quarter was $(2,155,000) compared to $602,000 in the previous year quarter, which represents a difference of $(2,757,000). During fiscal first quarter 2011, the Pharmacy segment transitioned to a new prime vendor for its drug purchases. As part of this conversion, the payment terms changed from semi-monthly with the former vendor to a one-week prepayment option with the new vendor. This transition, in addition to the increase in volume at the California pharmacy facility, accounted for the $561,000 change in inventory. Additionally, during the prior year quarter, the Company collected more cash from receivables than during the current year quarter due to two factors: significant Services segment collections compared to new billings during a period of declining revenue; and the collection of retained receivables subsequent to certain business divestitures.
Cash provided by investing activities of $531,000 for the three-month period ended June 30, 2010 included $787,000 of additional cash payments received relating to the various business divestitures that occurred during the fiscal first quarter 2009. These proceeds were partially offset by $21,000 in cash payments for business acquisitions and $235,000 in capital expenditures. Cash provided by investing activities was $8,392,000 for the three-month period ended June 30, 2009. Total proceeds for the divestitures of the HHE, industrial staffing and retail pharmacy software businesses were $9,157,000. This amount was offset by $190,000 in cash payments relating to certain business acquisitions as well as $75,000 in capital expenditures. Additionally, in conjunction with the Comerica Bank line of credit extension in July 2009, the Company invested $500,000 of restricted cash in order to collateralize the liability.
Cash provided by financing activities was $3,644,000 for the three-month period ended June 30, 2010. The Company drew $4,500,000 from the new H.D. Smith line of credit during the quarter, which was partially offset by a net decrease in the Comerica Bank line of credit balance of $91,000. The Company paid off the AmerisourceBergen Drug Corporation note payable balance of $750,000 in April 2010 and also paid down a total of $16,000 in various capital lease obligations during the quarter. Cash used in financing activities of $7,781,000 for the three-month period ended June 30, 2009 included $4,204,000 of debt payments subsequent to the various business divestitures as well as a $3,577,000 reduction in the outstanding balance of the Comerica Bank line of credit.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co., its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowing may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012. In conjunction with the financing, the Company issued H.D. Smith warrants to purchase common stock, and the warrant terms are more fully described in Note 7 to the consolidated financial statements included in this report.

As of June 30, 2010, the Company had total debt obligations of $38,027,000, of which $18,019,000 and $6,668,000 were payable to JANA and Vicis, respectively, and mature in April 2012. Both JANA and Vicis own approximately 15% of the Company’s outstanding common stock. Additionally, the Company had outstanding balances of $7,683,000 due to Comerica Bank and $4,533,000 due to H.D. Smith. See Notes 5 and 6 to the consolidated financial statements included in this report for more detail on these debt agreements.
The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them. Additionally, the lenders also require consent for equity transactions. The Company received the lenders consent in conjunction with the H.D. Smith debt financing in April 2010.
The Comerica Bank line of credit agreement includes certain financial covenants. These covenants are specific to Arcadia Services, Inc., a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Services segment. As of June 30, 2010, the financial covenants are as follows: tangible effective net worth of $4.4 million as of June 30, 2010 and gradually increasing on a quarterly basis to $4.9 million by August 2011; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness of Arcadia Resources, Inc. of $15.5 million. In the event of default of any one of the financial covenants, the bank may declare all outstanding indebtedness due and payable, and the bank shall not be obligated to make any further advances to Arcadia Services, Inc. If this were to occur, the Company would need to obtain alternative financing, if possible, and the terms of this alternative financing would presumably be less attractive than those of the current line of credit agreement. Arcadia Services, Inc. was not in compliance with the minimum quarterly net income covenant for the fiscal fourth quarter ended March 31, 2010 due to the goodwill impairment expense recognized during the quarter. In June 2010, the Company entered into an amendment whereby the bank waived the event of default. Arcadia Services, Inc. ability to meet its minimum subordination of indebtedness covenant could be impacted by the parent company’s available cash necessary to fund the early stage Pharmacy operations.
The H.D. Smith line of credit agreement includes certain financial covenants specific to PrairieStone Pharmacy, LLC, a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Pharmacy segment. Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation, and amortization (“EBITDA”) and current assets divided by current liabilities of greater than .75. These financial covenants do not take affect until the fiscal quarter ending March 31, 2012. The Company’s ability to meet these financial covenants in the future will depend on the Pharmacy segment’s ability to improve its financial performance over the next seven fiscal quarters.
Net accounts receivable from continuing operations were $11,957,000 at June 30, 2010 compared to $12,366,000 at March 31, 2010. The Services segment account for 86% and 90% at June 30, 2010 and March 31, 2010, respectively.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the three-month period ended June 30, 2010 was as follows:

Medicare	0%
Medicaid/other government	30%
Commercial insurance	20%
Institution/facilities	28%
Private pay	22%

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
As of June 30, 2010, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 5. Other Information
On August 5, 2010, we entered into a three-year agreement with companies affiliated with WellPoint Inc. that provide Medicaid managed care benefits operating as WellPoint’s State Sponsored Business Division, pursuant to which we will continue offering our DailyMed pharmacy medication management program to certain high medical risk Medicaid members managed by the WellPoint affiliates. Under the agreement, which amends and restates a shorter-term agreement entered into with WellPoint’s State Sponsored Business Division in June 2009, in addition to being compensated for dispensing pharmaceuticals to program members using our specialized compliance packaging, we will receive additional fees for services provided and a share in members’ long-term medical savings.

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
We have a history of operating losses and negative cash flow. While we have achieved positive cash flow from operations in some recent quarters, which was partially due to deferring certain interest amounts, net cash flow has been negative, and we continue to follow a disciplined approach to cash management. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and adversely affect our ability to meet the financial covenants contained in our credit agreements. Further, if we continue to incur operating losses and negative cash flow, we may have to implement further significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain assets or subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will also need to, among other things, increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
Our indebtedness could adversely affect our financial condition and operations, prevent us from fulfilling our debt service obligations and adversely affect our ability to operate our business.
Our indebtedness could have important consequences, including, but not limited to:
•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes.

•	We may be unable to plan for, or react to, changes in our business and general market conditions.

•	We may be more vulnerable in a volatile market and at a competitive disadvantage to less leveraged competitors.

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

•	We may be forced to implement cost reductions, which could impact our product and service offerings.

•	We may be unable to successfully implement our growth strategy and spread our cost structure over a larger revenue base and ultimately become profitable.

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
Our wholly-owned subsidiary RKDA, Inc. granted Comerica Bank a first-priority security interest in all of the issued and outstanding capital stock of its wholly-owned subsidiary, Arcadia Services, Inc. and Arcadia Services, Inc. and its subsidiaries granted Comerica Bank security interests in all of their assets. Effective April 2010, we granted H.D. Smith Wholesale Drug Co. a first priority security interest in all of the issued and outstanding ownership interest of its wholly-owned subsidiary PrairieStone Pharmacy, LLC, and PrairieStone granted H.D. Smith a security interest in all of its assets. Additionally, PrairieStone provided our lenders, JANA Master Fund, Ltd. (“JANA”), Vicis Capital Master Fund (“Vicis”), and LSP Partners, LP (“LSP”), a subordinated security interest in its assets. If an event of default occurs under the applicable credit agreements, each lender may, at its option, accelerate the maturity of the debt and exercise its respective right to foreclose on the issued and outstanding capital stock and/or on all of the assets of Arcadia Services, Inc. and its subsidiaries, and/or PrairieStone Pharmacy, LLC and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue operations.
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
A significant portion of our current Pharmacy segment revenue is generated from programs that we have in place with several key state Medicaid programs, managed care organizations, health plans and other payers, including Indiana Medicaid and WellPoint. The rate of growth in the Pharmacy segment is highly dependent on maintaining our on-going relationships with these parties. We have contractual arrangements with some of these entities, including WellPoint. As a result, our ability to grow revenue under these arrangements is dependent upon several factors, including the rate of enrollment of their members into the program, the quality of our services and our ability to help at-risk payers achieve health care cost containment and reduction. In addition, our ability to grow revenue under these programs depends upon factors outside of our control, including state appropriations and funding and changes in eligibility requirements. If we provide the service levels and results we anticipate from the DailyMed™ program, we would expect to be able to enter into longer-term agreements with payers that have the assurance of substantial future revenue to the Company. However, our inability to maintain these relationships, and specifically our agreement with WellPoint, would negatively impact current and future Pharmacy segment revenue. There can be no assurance that the loss of these relationships would be offset by relationships with new or additional payers.

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
Warrants to purchase approximately 11.6 million shares of our common stock were issued and outstanding as of June 30, 2010, and an additional 500,000 warrants may vest in March 2011. Options to purchase approximately 8.3 million shares of our common stock were issued and outstanding as of June 30, 2010. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 5.1 million shares as of June 30, 2010 for future grants.
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
During fiscal 2010 and 2009, we wrote off an aggregate of $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets. As of June 30, 2010, we have $2.5 million of goodwill and $7.7 million of other intangible assets remaining on our balance sheet. These intangibles are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate possible impairment. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
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
The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with consumers and the public. These requirements relate to:
•	Licensure and certification;

•	Adequacy and quality of health care services;

•	qualifications and training of health care and support personnel;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	Operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.
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

August 6, 2010	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

August 6, 2010	By:	/s/ Matthew R. Middendorf
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