Form 10-Q
period 2010-09-30
ARCADIA RESOURCES, INC
filed 2010-11-09
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (317) 569-8234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2010, 193,053,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page
No.
Part I: Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	2

Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2010 and 2009 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months ended September 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2010 and 2009 (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

Part II: Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 6. Exhibits	51

Signatures	52

EXHIBIT INDEX	53

EX-10.1 (AMENDMENT DATED OCTOBER 31, 2010 TO THE AMENDED AND RESTATED CREDIT AGREEMENT BY AND AMONG ARCADIA SERVICES, INC., ARCADIA HEALTH SERVICES, INC., GRAYROSE, INC., ARCADIA HEALTH SERVICES OF
EX-10.2 (AMENDMENT DATED OCTOBER 31, 2010 TO THE COMERICA REVOLVING CREDIT NOTE DATED JULY 13, 2009)
EX-31.1 (CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.)
EX-31.2 (CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.)
EX-32.1 (CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350)
EX-32.2 (CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350)

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,704	$5,444
Accounts receivable, net of allowance of $2,309 and $2,623, respectively	12,184	12,290
Inventories, net	1,357	917
Prepaid expenses and other current assets	1,995	1,551
Current assets of discontinued operations	155	174

Total current assets	17,395	20,376
Property and equipment, net	1,801	1,738
Goodwill	2,500	2,500
Acquired intangible assets, net	7,384	7,670
Other assets	426	412
Restricted cash	500	500

Total assets	$30,006	$33,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,836	$2,859
Accrued expenses:
Compensation and related taxes	2,629	3,184
Interest	38	82
Health insurance	507	463
Other	1,539	1,507
Fair value of warrant liability	1,635	1,499
Payable to affiliated agencies	502	1,076
Long-term obligations, current portion	189	939
Capital lease obligations, current portion	43	69
Current liabilities of discontinued operations	117	308

Total current liabilities	9,035	11,986
Lines of credit	12,186	7,774
Long-term obligations, less current portion	26,471	25,192
Capital lease obligations, less current portion	12	19

Total liabilities	47,704	44,971

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 177,428,044 shares and 177,918,044 shares issued, respectively	177	178
Additional paid-in capital	146,396	145,381
Accumulated deficit	(164,271)	(157,334)

Total stockholders’ deficit	(17,698)	(11,775)

Total liabilities and stockholders’ deficit	$30,006	$33,196

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended		Six Month Period Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Services	$20,931	$21,709	$41,295	$44,389
Pharmacy	4,911	3,408	9,965	6,625

Revenues, net	25,842	25,117	51,260	51,014
Cost of revenues	18,797	17,923	37,453	36,549

Gross profit	7,045	7,194	13,807	14,465

Selling, general and administrative	9,581	9,878	19,315	19,329
Depreciation and amortization	326	531	634	942

Total operating expenses	9,907	10,409	19,949	20,271
Operating loss	(2,862)	(3,215)	(6,142)	(5,806)

Other expenses:
Interest expense, net	980	846	1,823	1,684
Change in fair value of warrant liability	(779)	—	(137)	—
Other	—	(6)	—	30

Total other expenses	201	840	1,686	1,714

Loss from continuing operations before income taxes	(3,063)	(4,055)	(7,828)	(7,520)

Income tax expense	40	7	73	100

Loss from continuing operations	(3,103)	(4,062)	(7,901)	(7,620)

Discontinued operations:
Loss from discontinued operations	(52)	(248)	(82)	(1,477)
Net gain on disposal	259	163	1,046	379

	207	(85)	964	(1,098)

NET LOSS	$(2,896)	$(4,147)	$(6,937)	$(8,718)

Weighted average number of common shares outstanding	177,295	161,201	177,267	160,709

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Income (loss) from discontinued operations	—	—	—	—

Net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.05)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2010	177,918,044	$178	$145,381	$(157,334)	$(11,775)
Stock-based compensation expense	106,250	—	753	—	753
Issuance of warrants in conjunction with debt financing	—	—	260	—	260
Exercise of stock options	3,750	—	1	—	1
Cancellation of shares held in escrow	(600,000)	(1)	1	—	—
Net loss for the period	—	—	—	(6,937)	(6,937)

Balance, September 30, 2010	177,428,044	$177	$146,396	$(164,271)	$(17,698)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six-Month Period Ended
	September 30,
	(Unaudited)
	2010	2009
Operating activities
Net loss for the period	$(6,937)	$(8,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	351	1,155
Depreciation of property and equipment	348	912
Amortization of intangible assets	286	405
Gain on business disposals	(1,046)	(379)
Non-cash interest expense	1,392	1,224
Amortization of deferred financing costs and debt discounts	190	121
Stock-based compensation expense	753	551
Change in fair value of warrant liability	(137)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(260)	2,440
Inventories	(437)	904
Other assets	(413)	821
Accounts payable	(1,274)	(1,449)
Accrued expenses	(536)	(957)
Due to affiliated agencies	(564)	(277)

Net cash used in operating activities	(8,284)	(3,247)

Investing activities
Business acquisitions, net of cash acquired	(106)	(196)
Proceeds from business disposal	1,046	9,320
Increase in restricted cash	—	(500)
Purchases of property and equipment	(411)	(96)

Net cash provided by investing activities	529	8,528

Financing activities
Lines of credit, net activity	4,798	(4,610)
Proceeds from note payable, net of fees	—	2,141
Payments on notes payable and capital lease obligations	(784)	(4,334)
Proceeds from exercise of stock options	1	—

Net cash provided by (used in) financing activities	4,015	(6,803)

Net change in cash and cash equivalents	(3,740)	(1,522)
Cash and cash equivalents, beginning of period	5,444	1,522

Cash and cash equivalents, end of period	$1,704	$—

Supplementary information:
Cash paid during the period for:
Interest	$247	$322
Income taxes	73	100
Non-cash investing / financing activities:
Capital lease	—	70
Accounts payable converted to notes payable	—	750
Accrued interest converted to notes payable	1,392	1,224
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. In October 2010, the Company disposed of its home-health oriented mail-order catalog and website business (“Catalog”). Subsequent to these divestitures, the Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 18 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three-month and six-month periods ended September 30, 2010 and 2009, the consolidated statements of cash flows for the six-month periods ended September 30, 2010 and 2009 and the consolidated statement of stockholders’ deficit for the six-month period ended September 30, 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month and six-month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2010 included in the Company’s Form 10-K filed with the SEC on June 11, 2010.
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
Note 2 — Discontinued Operations
Catalog Operations
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. This entity represented the Company’s Catalog segment.
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
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims. This payment was recognized as an additional gain on the sale during the six-month period ended September 30, 2010.
As of May 2009, the Company had sold all of its HHE operations.
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until December 2010 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007.
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments. The Company received additional payments of $132,000 and $259,000 in May and August 2010, respectfully. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

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
The components of the assets and liabilities of the discontinued Catalog segment operations are presented below (in thousands):

	September 30, 2010	March 31, 2010
Assets
Accounts receivable, net of allowance of $4	$90	$76
Inventory	15	17
Prepaid expenses and other current assets	50	81

Total current assets of discontinued operations	$155	$174

Liabilities
Accounts payable	$99	$301
Accrued compensation and related taxes	17	6
Accrued other	1	1

Total current liabilities of discontinued operations	$117	$308

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Month Period Ended		Six Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues, net:
Services — Industrial Staffing	$—	$—	$—	$1,223
Catalog	324	499	660	1,009
Home Health Equipment	—	—	—	1,423
Pharmacy — Software	—	—	—	348

	$324	$499	$660	$4,003

Loss from operations:
Services — Industrial Staffing	$—	$(8)	$—	$(44)
Catalog	(52)	7	(82)	(31)
Home Health Equipment	—	(189)	—	(1,228)
Pharmacy — Software	—	(58)	—	(174)

	$(52)	$(248)	$(82)	$(1,477)

Gain (loss) on disposal:
Services — Industrial Staffing	$259	$3	$391	$129
Home Health Equipment	—	160	655	280
Pharmacy — Software	—	—	—	(30)

	$259	$163	$1,046	$379

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$259	$(5)	$391	$85
Catalog	(52)	7	(82)	(31)
Home Health Equipment	—	(29)	655	(948)
Pharmacy — Software	—	(58)	—	(204)

	$207	$(85)	$964	$(1,098)

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

The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Warrant Liability
Balance at April 1, 2009	$—
Warrants issued	2,478
Decrease in market value	(979)

Balance at March 31, 2010	1,499
Warrants issued	273
Decrease in market value	(137)

Balance at September 30, 2010	$1,635

Note 4 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the periods ended September 30 and March 31, 2010, respectfully (in thousands):

	Services	Pharmacy	Total
Goodwill at March 31, 2009	$14,553	$2,500	$17,053
Acquisitions during the year	46	—	46
Impairment expense	(14,599)	—	(14,599)

Goodwill at September 30 and March 31, 2010	$—	$2,500	$2,500

For tax purposes goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable for tax purposes as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Impairment Expense
In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter. As of the end of fiscal year 2010, the Company recognized $14,599,000 of goodwill impairment relating to the Services segment. Subsequent to this charge, there is no remaining goodwill associated with the Services segment. As of the end of fiscal year 2009, the Company recognized $13,217,000 of goodwill impairment relating to the Pharmacy segment. Subsequent to the impairment charge, the Pharmacy segment has $2,500,000 of remaining goodwill. Prior to fiscal 2009, the Company had not previously recognized any goodwill impairment expense for continuing operations.

Acquired intangible assets consist of the following (in thousands):

	September 30, 2010		March 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$931	$6,664	$847
Customer relationships	4,720	3,069	4,720	2,867

	11,384	$4,000	11,384	$3,714

Less accumulated amortization	(4,000)		(3,714)

Net acquired intangible assets	$7,384		$7,670

Amortization expense for acquired intangible assets included in continuing operations was $143,000 and $159,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $286,000 and $318,000 for the six-month periods ending September 30, 2010 and 2009, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of September 30, 2010 is as follows (in thousands):

Remainder of fiscal 2011	$286
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Thereafter	5,372

Total	$7,384

Note 5 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At September 30, 2010
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2010	Interest rate
Comerica Bank	April 1, 2012	$8,881	$8,072	$7,774	Prime plus 2.75%
H.D. Smith	April 23, 2013	4,613	4,613	—	7%

Total lines of credit obligations		$13,494	12,685	7,774

H.D. Smith debt discount			(499)	—

			$12,186	$7,774

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. As of September 30, 2010, advances under the line of credit agreement cannot exceed the revolving credit commitment amount of $14 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement also requires the Company to maintain a deposit account with a minimum balance, and this amount is classified as restricted cash on the Company’s consolidated balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On September 30, 2010, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $809,000.

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
On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement. The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012. As of September 30, 2010, the Company was not in compliance with two financial covenants. The amendment waived these covenant violations and established new covenant requirements. Specifically, subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million. Finally, the amendment increased the required restricted cash balance from $500,000 to $1 million.
H.D. Smith Wholesale Drug Co.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, additional borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowing may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012. As of September 30, 2010, the availability under the line was immaterial.
In conjunction with the credit agreement, the Company issued H.D. Smith certain warrants to purchase common stock (see “Note 7 — Stockholders’ Deficit” for more details) and incurred certain professional fees. These costs, which originally totaled $561,000, were recorded as a debt discount and will be amortized over the term of the debt agreement.

Note 6 — Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	March 31,
	2010	2010
Note payable to JANA Master Fund, Ltd. (“JANA”) in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$18,473	$17,581

Note payable to Vicis Capital Master Fund (“Vicis”) in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	6,836	6,505

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,162	1,106

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement dated June 10, 2009 bearing an effective interest rate of 8.0%. The unpaid accrued interest and principal was paid in full in April 2010. The debt was secured by the assets of the Pharmacy segment.	—	750

Other	189	189

Total long-term obligations	26,660	26,131
Less current portion of long-term obligations	(189)	(939)

Long-term obligations, less current portion	$26,471	$25,192

The promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of September 30, 2010, the Company owes these lenders $800,000 before additional proceeds are split between the Company and the lenders.
As of September 30, 2010 future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2011	$189
Fiscal 2012	—
Fiscal 2013	26,471

Total	$26,660

The weighted average interest rate of outstanding long-term obligations as of September 30 and March 31, 2010 was 10.0%.

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
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification. As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at its then fair value of $2,478,000. The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity. For the three-month and six-month periods ended September 30, 2010, the Company recorded $642,000 and $0, respectively, of other income, and these amounts represent the change in the fair value of the warrant liability during these periods.
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
The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	November 17, 2009	September 30, 2010
Expected volatility	86%	90%
Expected dividend yields	0%	0%
Expected terms (in years)	5.5	4.6
Risk-free interest rate	2.19%	1.27%
During the six-month period ending September 30, 2010, no warrants were exercised. During the six-month period ended September 30, 2009, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 warrants in March 2009.

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
The fair value of the 500,000 warrants issued to H.D. Smith that potentially vest on March 31, 2011 was estimated using the Black-Scholes pricing model and was determined to be $273,000. This was recorded as a debt discount and will be amortized over the term of the H.D. Smith line of credit. The assumptions used in the fair value calculation were as follows: risk free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 87%, and expected life of 6 years. Because the vesting of these warrants is contingent on a future event, the fair value of the warrants is classified as a liability until they vest, at which time they will be reclassified to permanent equity assuming all criteria for equity treatment are met at that point in time. The fair value of this liability is adjusted on a quarterly basis. For the three-month and six-month periods ended September 30, 2010, the Company recorded $137,000 of other income for both periods, and these amounts represent the change in the fair value of the warrant liability during these periods.
Escrow Shares
In conjunction with the PrairieStone Pharmacy, LLC (“PrairieStone”) acquisition on February 15, 2007, the purchase agreement provided for a potential earn out for two continuing employees of up to an aggregate of 600,000 shares of common stock. The earn out was based on PrairieStone’s earnings before interest, taxes depreciation and amortization for periods through March 31, 2010. The earn out targets were not met, and the shares were returned to the Company and canceled during the three-month period ending September 30, 2010.
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
As of September 30, 2010, approximately 5.1 million shares were available for grant under the amended 2006 Plan.
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period		Six-Month Period
	Ended September 30,		Ended September 30,
Weighted-average	2010	2009	2010	2009
Expected volatility	N/A	85%	96%	78%
Expected dividend yields	N/A	0%	0%	0%
Expected terms (in years)	N/A	4	4	4
Risk-free interest rate	N/A	2.59%	2.15%	2.64%
Stock option activity for the six-month period ended September 30, 2010 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2010	8,336,184	0.65
Granted	45,000	0.42
Exercised	(3,750)	0.38
Forfeited or expired	(98,479)	0.45

Outstanding at September 30, 2010	8,278,955	$0.65	5.2	$102

Exercisable at September 30, 2010	6,624,163	$0.66	5.0	$101

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 - $0.42	3,329,394	6.0	$0.38	2,815,644	$0.38
$0.43 - $0.72	3,599,334	4.9	$0.72	2,483,292	$0.72
$0.73 - $1.07	781,647	5.2	$0.79	756,647	$0.79
$1.01 - $1.50	450,967	2.9	$1.34	450,967	$1.34
$1.51 - $2.25	43,000	2.6	$2.22	43,000	$2.22
$2.92	74,613	2.8	$2.92	74,613	$2.92

Outstanding at September 30, 2010	8,278,955		$0.65	6,624,163	$0.66

The weighted-average grant-date fair value of options granted during the six-month period ended September 30, 2010 and 2009 was $0.28 and $0.43, respectively.
3,750 stock options were exercised during the six-month period ended September 30, 2010. No stock options were exercised during the six-month period ended September 30, 2009.
The Company recognized $283,000 and $178,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended September 30, 2010 and 2009, respectively, and $558,000 and $364,000 for the six-month periods ended September 30, 2010 and 2009.
As of September 30, 2010, total unrecognized stock-based compensation expense related to stock options was $666,000, which is expected to be expensed through March 2012.
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
The following table summarizes the activity for restricted stock awards during the three-month period ended September 30, 2010:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2010	332,967	$1.10
Vested	(106,250)	1.50

Unvested at September 30, 2010	226,717	$0.91

During the three-month periods ended September 30, 2010 and 2009, the Company recognized $108,000, and $88,000, respectively, of stock-based compensation expense from all operations related to restricted stock. During the six-month periods ended September 30, 2010 and 2009, the Company recognized $195,000 and $187,000, respectively, of stock-based compensation expense from all operations related to restricted stock.
During the six-month periods ended September 30, 2010 and 2009, the total fair value of restricted stock vested was $195,000 and $318,000, respectively.
As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $165,000, which is expected to be expensed over a weighted-average period of approximately 1.0 year.

Note 10 — Income Taxes
The Company incurred state and local tax expense of $40,000 and $7,000 during the three-month periods ended September 30, 2010 and 2009, respectively, and $72,000 and $100,000 during the six-month periods ended September 30, 2010 and 2009
ASC Topic 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred income tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectation of future profits. The relevant guidance further states, that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as the cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will continue to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.
Note 11 — Related Party Transactions
On September 30, 2010, the Company had an outstanding balance of $18,473,000 related to a note payable with JANA dated March 25, 2009. JANA held approximately 15% of the outstanding shares of Company common stock on September 30, 2010. The Company incurred interest expense relating to the debt due JANA in the amounts of $454,000 and $418,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $892,000 and $832,000 for the six-month periods ended September 30, 2010 and 2009, respectively. See “Note 6 — Long-Term Obligations” for additional information pertaining to the balances of these debt instruments.
On September 30, 2010, the Company had an outstanding balance of $6,836,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held approximately 15% of the outstanding shares of Company common stock on September 30, 2010. The Company incurred interest expense relating to the debt in the amount of $168,000 and $152,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $330,000 and $297,000 for the six-month periods ended September 30, 2010 and 2009, respectively. See “Note 6 — Long-Term Obligations” for additional information pertaining to the balances of this debt instrument.
The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $214,000 and $195,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $404,000 and $406,000 for the six-month periods ended September 30, 2010 and 2009, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011.
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
The Company’s continuing operations include two segments: Services and Pharmacy. Segments include operations engaged in similar lines of business and in some cases, may utilize common back office support services.
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
The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three-Month Period Ended		Six-Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue, net:
Services	$20,931	$21,709	$41,295	$44,389
Pharmacy	4,911	3,408	9,965	6,625

Total revenue	$25,842	$25,117	$51,260	$51,014

Operating income (loss):
Services	$1,222	$1,035	$2,121	$2,242
Pharmacy	(1,599)	(1,564)	(3,401)	(2,877)
Unallocated corporate overhead	(2,485)	(2,686)	(4,862)	(5,171)

Total operating loss	(2,862)	(3,215)	(6,142)	(5,806)

Other expenses:
Interest expense, net	980	846	1,823	1,684
Change in fair value of warrant liability	(779)	—	(137)	—
Other	—	(6)	—	30

Net loss before income tax expense	(3,063)	(4,055)	(7,828)	(7,520)
Income tax expense	40	7	73	100

Net loss from continuing operations	$(3,103)	$(4,062)	$(7,901)	$(7,620)

Depreciation and amortization:
Services	$165	$191	$330	$385
Pharmacy	74	206	135	293
Corporate	87	134	169	264

Total depreciation and amortization	$326	$531	$634	$942

	2010	2009	2010	2009
Capital expenditures:
Services	$8	$8	$48	$26
Pharmacy	156	8	240	61
Corporate	15	6	123	9

Total capital expenditures	$179	$22	$411	$96

	September 30,	March 31,
	2010	2010
Assets:
Services	$20,530	$25,007
Pharmacy	7,298	6,107
Unallocated coporate assets	2,023	1,908
Assets of discontinued operations	155	174

Total assets	$30,006	$33,196

Note 13 — Subsequent Event
On November 2, 2010, the Company finalized an equity financing transaction whereby it raised $5,000,000 in gross proceeds. Under the terms of the agreements with the investors, the Company sold 15,625,000 shares of common stock for $0.32 per share. Expenses associated with the transaction, which include a 7.0% placement fee, are estimated to be $450,000 resulting in net proceeds of $4,550,000.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six month periods ended September 30, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010 and Form 10-Q for the period ended June 30, 2010 filed with the SEC on June 11, 2010 and August 6, 2010, respectively, which are incorporated herein by this reference.
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

Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. In October 2010, the Company disposed of its home-health oriented mail-order catalog and website business (“Catalog”). Subsequent to these divestitures, the Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 18 states. The Company operates pharmacies in Indiana, California and Minnesota and has customer service centers in Michigan and Indiana.
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
Three-Month Period Ended September 30, 2010 Compared to the Three-Month Period Ended September 30, 2009
Results of Continuing Operations (in thousands, except per share amounts)

	Three-Month Period
	Ended September 30,
	2010	2009
Revenues, net	$25,842	$25,117
Cost of revenues	18,797	17,923

Gross profit	7,045	7,194

Selling, general and administrative	9,581	9,878
Depreciation and amortization	326	531

Total operating expenses	9,907	10,409

Operating loss	(2,862)	(3,215)

Other expenses:
Interest expense, net	980	846
Change in fair value of warrant liability	(779)	—
Other expenses:	—	(6)

Total other expenses	201	840

Net loss before income tax expense	(3,063)	(4,055)
Income tax expense	40	7

Net loss from continuing operations	$(3,103)	$(4,062)

Weighted average number of shares — basic and diluted	177,295	161,201
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.03)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit by segment for the three-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$20,931	81.0%	$21,709	86.5%	$(778)	-3.6%
Pharmacy	4,911	19.0%	3,408	13.6%	1,503	44.1%

	25,842	100.0%	25,117	100.0%	725	2.9%

Cost of revenues:
Services	14,650		15,028		(378)	-2.5%
Pharmacy	4,147		2,895		1,252	43.2%

	18,797		17,923		874	4.9%

		Gross		Gross
		Margin %		Margin %

Gross margins:
Services	6,281	30.0%	6,681	30.8%	(400)	-6.0%
Pharmacy	764	15.6%	513	15.1%	251	48.9%

	$7,045	27.3%	$7,194	28.6%	$(149)	-2.1%

Services Segment
The following table summarizes the Services segment revenues by type for the three-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Home care	$16,791	80.2%	$17,255	79.5%	$(464)	-2.7%
Per diem medical staffing	2,713	13.0%	3,127	14.4%	(414)	-13.2%
Travel staffing	1,427	6.8%	1,327	6.0%	100	7.5%

Total Services	$20,931	100.0%	$21,709	100.0%	$(778)	-3.6%

The Services segment remains the largest source of revenue for the Company. Services revenue comes from two business lines, Home Care and Medical Staffing. Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.

For the quarter ending September 30, 2010, Home Care revenue as a percentage of total Services segment revenue increased to 80.2% as compared with 79.5% for the prior year period. Home Care revenues fell by $464,000, or 2.7%, from $17,255,000 to $16,791,000 compared to the prior year quarter. Home Care revenue from government programs declined compared to the prior year period as various state waiver and community-based programs reduced reimbursement rates, limit hours per program participant or a combination of the two. This impacted the Company’s business in several key markets, including Arizona, Washington, North Carolina and California. In addition, private duty Home Care revenue was impacted compared to the prior year by high unemployment rates and the resulting availability of family caregivers in lieu of our services, and the impact of lower retirement savings and investment accounts on the demand for private pay services.
Total Medical Staffing revenue declined 7.0% compared to the prior year quarter from $4,454,000 to $4,140,000. Per diem medical staffing declined 13.2% over the prior year quarter, while travel nursing and allied health medical staffing increased 7.5% over the prior year quarter. Overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities. The increase in Travel staffing revenue was driven primarily by a higher level of orders from a large correctional customer.
The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $13,779,000 for the three-month period ended September 30, 2010 compared to $14,630,000 for the prior year quarter. This $851,000, or 5.8%, decrease in revenue was driven by lower levels of Medical Staffing as well as some reduction in Home Care revenues in some Affiliate locations. The Company-Owned locations revenue increased by $73,000, or 1.0%, to $7,152,000 during the fiscal second quarter 2011 compared to the prior year quarter. The Affiliate locations accounted for 65.8% of total Services segment revenue during the fiscal second quarter 2011, and this percentage is down slightly from 67.4% for the prior year quarter.
Gross margin in the Services segment was 30.0% for the fiscal second quarter 2011, which represents a slight decrease from 30.8% for the prior year quarter. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $1,503,000, or 44.1%, to $4,911,000 during fiscal second quarter 2011 compared to the prior year quarter. The growth in the Pharmacy segment continues to be driven by the Company’s DailyMed program and its relationship with payers who are ultimately responsible for the total healthcare spend of its patient members. In August 2010, the Company announced the amendment and extension of its agreement with WellPoint, which was originally executed in June 2009. Under this agreement, the Company continues to roll out the DailyMed medication management program to WellPoint’s high-risk Medicaid members in states where WellPoint companies provide Medicaid managed care benefits. The initial five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August 2009. The rollout to WellPoint’s California patients began during fiscal fourth quarter 2010 and to South Carolina patients during fiscal first quarter 2011. The increase in revenue during the fiscal second quarter 2011 was primarily driven by new California patients. The DailyMed program will be rolled out to Kansas in November 2010. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.
The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the three-month period ended September 30, 2010 were 15.6% compared to 15.1% for the prior year quarter. The margin improvement was attributable to improved drug pricing under its new prime vendor agreement with H.D. Smith, which was executed in April 2010. Additionally, subsequent to the amendment to the WellPoint agreement in August 2010, the Pharmacy began recognizing revenue for the additional services provided through the DailyMed program. This incremental revenue has no additional cost of goods sold associated with it, which resulted in margin improvement.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the three-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)

Services	$4,894	51.1%	$5,453	55.2%	$(559)	-10.3%
Pharmacy	2,289	23.9%	1,873	18.9%	416	22.2%
Corporate	2,398	24.9%	2,552	25.8%	(154)	-6.0%

	$9,581	100.0%	$9,878	100.0%	$(297)	-(3.0%)

SG&A as a % of net revenue	37.1%		39.3%
Services Segment
The Services segment selling, general and administrative expense decreased to $4,894,000 for the three-month period ended September 30, 2010 compared to $5,453,000 for same quarter a year ago. This $559,000, or 10.3%, decrease was primarily due to decreases in commissions paid to Affiliates and bad debt expense. Affiliate commissions are based on the gross margins of the individual Affiliates, and the $204,000, or 7.5%, decrease is approximately consistent with the 5.8% decrease in Affiliate revenue. Additionally, bad debt expense decreased by $244,000 over the prior year quarter. The Services business has focused on improving its cash collections on both current and past due accounts and has both reduced the absolute dollar level of past due accounts, particularly over 150 days, as well as decreased its days’ sales outstanding. The improved management of accounts receivable has resulted in the need for a lower bad debt provision than in the prior year quarter.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $416,000, or 22.2%, to $2,289,000 during the fiscal second quarter 2011 compared to the prior year quarter. In general, the increase in Pharmacy expenses was due to the significant growth in revenue in this segment. Specifically, the increase in Pharmacy expenses was due to increases in external call center costs, contract labor, shipping costs and bad debt expense. Beginning in January 2010, the Company began using an external call center to assist with patient enrollment efforts. In August 2010, the Pharmacy brought this function in-house, but fiscal second quarter 2011 included approximately two month’s worth of external costs. In order to supplement full-time staff, the Pharmacy segment has been using contract labor, specifically pharmacists and pharmacy technicians, with the ultimate goal of reducing its reliance on this contract labor over time. Finally, shipping costs and bad debt expense increased as the Pharmacy revenue grows.
In June 2010, the Indianapolis pharmacy and the Corporate offices moved to a new location. Additionally, in late June 2010, the Pharmacy converted to a new operating system. Due to the move and the software conversion, the Pharmacy segment incurred certain additional costs during the first half of the quarter, primarily moving expenses, over-time and temporary labor.
The DailyMed program includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions and medication therapy management (MTM) services. The Company makes a significant investment in these services as they are a key part to achieving the patient benefits and health care cost reductions associated with DailyMed. The Company’s business model contemplates that payers will be willing to share some of these cost savings as they are realized either through a “per member per month (PMPM)” fee, fees for services provided, or some type of cost savings arrangement.

Corporate
Corporate selling, general and administrative expense decreased by $154,000, or 6.0%, to $2,398,000 for fiscal second quarter 2011 compared to $2,552,000 for the prior year quarter. This decrease reflects reductions in professional fees and insurance costs partially offset by certain severance costs. The reduction in legal fees was the primary driver in the lower professional fees as the Company was involved in fewer disputes and claims in the current year quarter compared to the prior year. Insurance costs were lower due to reductions in premiums effective with the policy year that began on September 1, 2010. The Company recognized approximately $150,000 in severance costs during fiscal second quarter 2011.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the three-month periods ended September 30 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$183	$372	(189)	-50.8%
Amortization of acquired intangible assets	143	159	(16)	-10.1%

Depreciation and amortization	$326	$531	$(205)	-38.6%

Depreciation and amortization of property and equipment decreased by $189,000 or 50.8%, during the three-month period ended September 30, 2010 compared to the prior year period. The decrease reflects the decrease in the depreciation expense relating to certain pharmacy software that became fully depreciated during fiscal 2010.
Amortization of acquired intangible assets decreased by $16,000, or 10.1%, during fiscal second quarter 2011 compared to the prior year quarter. The decrease reflects a slight decrease in the amortization expense associated with customer relationships. The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.
Interest Expense and Income
The following table summarizes interest expense and income for the three-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$982	$850	$132	15.5%
Interest income	(2)	(4)	2	-50.0%

	$980	$846	$134	15.8%

Interest expense for fiscal second quarter 2011 was $982,000, which represents a $132,000, or 15.5%, increase compared to the prior year quarter expense of $850,000. Total interest expense includes the amortization of debt discounts and deferred financing costs of $120,000 and $59,000 for fiscal second quarter 2011 and 2010, respectively. Additionally, interest expense includes non-cash interest that was added to the principal balance of the outstanding debt of $731,000 and $606,000 for fiscal second quarter 2011 and 2010, respectively.
The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal second quarter 2011 was $38.9 million compared to $33.6 million for fiscal second quarter 2010, which represents an increase of 14.3%. The increase was primarily due to the increase in the amounts due to H.D. Smith under the line of credit agreement executed in April 2010, and the additional H.D. Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with certain debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations. The total gain of $779,000 on the change in fair value of the warrant liability during fiscal second quarter 2011 was primarily due to the changes in our stock price.
Income Taxes
Income tax expense was $40,000 for the three-month period ended September 30, 2010 compared to $7,000 for the same period a year ago.
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

Earnings (Loss) from Discontinued Operations
The following table summarizes the components of the earnings (loss) from discontinued operations for the three-month period ended September 30, (in thousands):

	Three Month Period Ended
	September 30,
	2010	2009
Revenues, net:
Catalog	$324	$499

	$324	$499

Loss from operations:
Services — Industrial Staffing	$—	$(8)
Catalog	(52)	7
Home Health Equipment	—	(189)
Pharmacy — Software	—	(58)

	$(52)	$(248)

Gain (loss) on disposal:
Services — Industrial Staffing	$259	$3
Home Health Equipment	—	160

	$259	$163

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$259	$(5)
Catalog	(52)	7
Home Health Equipment	—	(29)
Pharmacy — Software	—	(58)

	$207	$(85)

Catalog Operations
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. This entity represented the Company’s Catalog segment.
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
The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims. This payment was recognized as an additional gain on the sale during the six-month period ended September 30, 2010.
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
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments. The Company received additional payments of $132,000 and $259,000 in May and August 2010, respectfully. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

Six-Month Period Ended September 30, 2010 Compared to the Six-Month Period Ended September 30, 2009
Results of Continuing Operations, (in thousands, except share amounts)

	Six-Month Period
	Ended September 30,
	2010	2009
Revenues, net	$51,260	$51,014
Cost of revenues	37,453	36,549

Gross profit	13,807	14,465

Selling, general and administrative	19,315	19,329
Depreciation and amortization	634	942

Total operating expenses	19,949	20,271

Operating loss	(6,142)	(5,806)

Other expenses:
Interest expense, net	1,823	1,684
Change in fair value of warrant liability	(137)	—
Other	—	30

Total other expenses	1,686	1,714

Net loss before income tax expense	(7,828)	(7,520)
Income tax expense	73	100

Net loss from continuing operations	$(7,901)	$(7,620)

Weighted average number of shares — basic and diluted	177,267	160,709
Net loss from continuing operations per share — basic and diluted	$(0.04)	$(0.05)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit by segment for the six-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$41,295	80.6%	$44,389	87.1%	$(3,094)	-7.0%
Pharmacy	9,965	19.4%	6,625	13.0%	3,340	50.4%

	51,260	100.0%	51,014	100.0%	246	0.5%

Cost of revenues:
Services	28,913		30,792		(1,879)	-6.1%
Pharmacy	8,540		5,757		2,783	48.3%

	37,453		36,549		904	2.5%

		Gross		Gross
		Margin %		Margin %

Gross margins:
Services	12,382	30.0%	13,597	30.6%	(1,215)	-8.9%
Pharmacy	1,425	14.3%	868	13.1%	557	64.2%

	$13,807	26.9%	$14,465	28.4%	$(658)	-4.6%

Services Segment
The following table summarizes the Services segment revenues by type for the six-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Home care	$33,221	80.4%	$34,943	78.7%	$(1,722)	-4.9%
Per diem medical staffing	5,308	12.9%	6,702	15.1%	(1,394)	-20.8%
Travel staffing	2,766	6.7%	2,744	6.1%	22	0.8%

Total Services	$41,295	100.0%	$44,389	100.0%	$(3,094)	-7.0%

The Services segment remains the largest source of revenue for the Company. Services revenue comes from two business lines: Home Care and Medical Staffing. Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.
For the six-month period ending September 30, 2010, Home Care revenue as a percentage of total Services segment revenue increased to 80.4% as compared with 78.7% for the prior year period. Home Care revenues fell by $1,722,000, or 4.9%, from $34,943,000 to $33,221,000 compared to the prior year period. Home Care revenue from government programs declined compared to the prior year period as various state waiver and community-based programs reduced reimbursement rates, limit hours per program participant or a combination of the two. This impacted the Company’s business in several key markets, including Arizona, Washington, North Carolina and California. In addition, private duty Home Care revenue was impacted compared to the prior year by high unemployment rates and the resulting availability of family caregivers in lieu of our services, and the impact of lower retirement savings and investment accounts on the demand for private pay services.

Total Medical Staffing revenue declined 14.5% compared to the prior year period from $9,446,000 to $8,074,000. Per diem medical staffing declined 20.8% over the prior year period, while travel nursing and allied health medical staffing increased 0.8% over the prior year period. Overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities. The increase in travel staffing revenue was driven primarily by a higher level of orders from a large correctional customer.
The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $27,145,000 for the six-month period ended September 30, 2010 compared to $29,951,000 for the prior year period. This $2,806,000, or 9.4%, decrease in revenue was driven by lower levels of Medical Staffing as well as some reduction in Home Care revenues in some Affiliate locations. The Company-Owned locations revenue decreased by $285,000, or 2.0%, to $14,153,000 during this period compared to the prior year period. The Affiliate locations accounted for 65.7% of total Services segment revenue during this period, and this percentage is down slightly from 67.4% for the prior year period.
Gross margin in the Home Care and Medical Staffing business was 30.0% for the six-months ended September 30, 2010, which is approximately consistent with 30.6% for the prior year period. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $3,339,000, or 50.4%, to $9,965,000 during the six-month period ending September 30, 2010 compared to the prior year period. The growth in the Pharmacy segment continues to be driven by the Company’s DailyMed program and its relationship with payers who are ultimately responsible for the total healthcare spend of its patient members. In August 2010, the Company announced the amendment and extension of its agreement with WellPoint, which was originally executed in June 2009. Under this agreement, the Company continues to roll out the DailyMed medication management program to WellPoint’s high-risk Medicaid members in states where WellPoint companies provide Medicaid managed care benefits. The initial five states are: California, Virginia, New York, Kansas and South Carolina. The program was launched to WellPoint’s high risk members in Virginia in August 2009. The rollout to WellPoint’s California patients began during the latter portion of fiscal fourth quarter 2010 and to South Carolina patients during fiscal first quarter 2011. The increase in revenue during the fiscal year to date was primarily driven by new California patients. The DailyMed program will be rolled out to Kansas in November 2010. The Company anticipates the majority of its Pharmacy revenue growth over the next several quarters to be attributable to the WellPoint arrangement.
The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the six-month period ended September 30, 2010 were 14.3% compared to 13.1% for the prior year period. The margin improvement was attributable to improved drug pricing under its new prime vendor agreement with H.D. Smith, which was executed in April 2010. Additionally, subsequent to the amendment to the WellPoint agreement in August 2010, the Pharmacy began recognizing revenue for the additional services provided through the DailyMed program. This incremental revenue has no additional cost of goods sold associated with it, which resulted in margin improvement.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the six-month periods ended September 30, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)

Services	$9,930	51.4%	$10,969	56.7%	$(1,039)	-9.5%
Pharmacy	4,691	24.3%	3,454	17.8%	1,237	35.8%
Corporate	4,694	24.2%	4,906	25.4%	(212)	-4.3%

	$19,315	100.0%	$19,329	100.0%	$(14)	-(0.1%)

SG&A as a % of net revenue	37.7%		37.9%
Services Segment
The Services segment selling, general and administrative expense decreased to $9,930,000 for the six-month period ended September 30, 2010 compared to $10,969,000 for same period a year ago. This $1,039,000, or 9.5%, decrease was primarily due to decreases in commissions paid to Affiliates and bad debt expense. Affiliate commissions are based on the gross margins of the individual Affiliates, and the $558,000, or 10.2%, decrease is approximately consistent with the 9.4% decrease in Affiliate revenue. Additionally, bad debt expense decreased by $291,000 over the prior year period. The Services business has focused on improving its cash collections on both current and past due accounts and has both reduced the absolute dollar level of past due accounts, particularly over 150 days, as well as decreased its days’ sales outstanding. The improved management of accounts receivable has resulted in the need for a lower bad debt provision than in the prior year quarter.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $1,237,000, or 35.8%, to $4,691,000 during the six-month period ending September 30, 2010 compared to the prior year period. In general, the increase in Pharmacy expenses was due to the significant growth in revenue in this segment. Specifically, the increase in Pharmacy expenses during the six-month period ending September 30, 2010 compared to the prior year period was due to increases in external call center costs, contract labor, shipping costs and bad debt expense. Beginning in January 2010, the Company began using an external call center to assist with patient enrollment efforts. In August 2010, the Pharmacy brought this function in-house. In order to supplement full-time staff, the Pharmacy segment has been using contract labor, specifically pharmacists and pharmacy technicians, with the ultimate goal of reducing its reliance on this contract labor over time. Finally, shipping costs and bad debt expense increased as the Pharmacy revenue grows.
During the first half of fiscal 2011, the Indianapolis pharmacy and the Corporate offices moved to a new location. Additionally, in late June, the Pharmacy converted to a new operating system. Due to the move and the software conversion, the Pharmacy segment incurred certain additional costs during the first half of the quarter, primarily moving expenses, over-time and temporary labor.
The DailyMed program includes a significant level of patient care and value-added services designed to improve compliance, adherence and safety of a patient’s medication regimen. These pharmacy services include consolidation, synchronization and transfer of prescriptions and medication therapy management (MTM) services. The Company makes a significant investment in these services as they are a key part to achieving the patient benefits and health care cost reductions associated with DailyMed. The Company’s business model contemplates that payers will be willing to share some of these cost savings as they are realized either through a “per member per month (PMPM)” fee, fees for services provided or some type of cost savings arrangement.

Corporate
Corporate selling, general and administrative expense decreased by $212,000, or 4.4%, to $4,694,000 for six-month period ending September 30, 2010 compared to $4,906,000 for the prior year period. This decrease reflects reductions in professional fees and insurance costs partially offset by certain severance costs. The reduction in legal fees was the primary driver in the lower professional fees as the Company was involved in fewer disputes and claims in the current year compared to the prior year. Insurance costs were lower due to reductions in premiums effective with the policy year that began on September 1, 2010. The Company recognized approximately $150,000 in severance-related costs during the six-month period ending September 30, 2010.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the six-month periods ended September 30 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$348	$624	(276)	-44.3%
Amortization of acquired intangible assets	286	317	(31)	-9.9%

Depreciation and amortization	$634	$942	$(308)	-32.7%

Depreciation and amortization of property and equipment decreased by $276,000 or 44.2%, during the six-month period ended September 30, 2010 compared to the prior year period. The decrease reflects the decrease in the depreciation expense relating to certain pharmacy software that became fully depreciated during fiscal 2010.
Amortization of acquired intangible assets decreased by $31,000, or 9.8%, during fiscal second quarter 2011 compared to the prior year quarter. The decrease reflects a slight decrease in the amortization expense associated with customer relationships. The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.
Interest Expense and Income
The following table summarizes interest expense and income for the six-month periods ended September 30, (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$1,829	$1,695	$134	7.9%
Interest income	(5)	(11)	6	-50.9%

	$1,823	$1,684	$139	8.3%

Interest expense for the six-month period ending September 30, 2010 was $1,829,000 compared to $1,695,000 for the prior year period, which represents an increase of $134,000, or 7.9%. Total interest expense includes the amortization of debt discounts and deferred financing costs of $190,000 and $111,000 for the periods ending September 30, 2010 and 2009, respectively. Additionally, interest expense includes non-cash interest that was added to the principal balance of the outstanding debt of $1,392,000 and $1,224,000 for the periods ending September 30, 2010 and 2009, respectively.
The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for the six-month period ending September 30, 2010 was $37.0 million compared to $35.4 million for same period in the prior year, which represents an increase of 4.4%. The increase was primarily due to the increase in the amounts due to H.D. Smith under the line of credit agreement executed in April 2010, and the additional H.D. Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with certain debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations. The total gain of $137,000 on the change in fair value of the warrant liability during the six-month period ending September 30, 2010, was primarily due to the changes in our stock price.
Income Taxes
Income tax expense was $73,000 for the six-month period ended September 30, 2010 compared to $100,000 for the same period a year ago. This income tax reduction is primarily a result of a decrease in the estimated amounts due for Michigan Business Tax.
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

Earnings (Loss) from Discontinued Operations
The following table summarizes the components of the earnings (loss) from discontinued operations for the six-month periods ended September 30, (in thousands):

	Six Month Period Ended
	September 30,
	2010	2009
Revenues, net:
Services — Industrial Staffing	$—	$1,223
Catalog	660	1,009
Home Health Equipment	—	1,423
Pharmacy — Software	—	348

	$660	$4,003

Loss from operations:
Services — Industrial Staffing	$—	$(44)
Catalog	(82)	(31)
Home Health Equipment	—	(1,228)
Pharmacy — Software	—	(174)

	$(82)	$(1,477)

Gain (loss) on disposal:
Services — Industrial Staffing	$391	$129
Home Health Equipment	655	280
Pharmacy — Software	—	(30)

	$1,046	$379

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$391	$85
Catalog	(82)	(31)
Home Health Equipment	655	(948)
Pharmacy — Software	—	(204)

	$964	$(1,098)

Catalog Operations
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. This entity represented the Company’s Catalog segment.
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

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims. This payment was recognized as an additional gain on the sale during the six-month period ended September 30, 2010.
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
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments. The Company received additional payments of $132,000 and $259,000 in May and August 2010, respectfully. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

Liquidity and Capital Resources
The following summarizes the Company’s cash flows for the six-month periods ended September 30, (in thousands):

	2010	2009
Net cash used in operating activities	$(8,284)	$(3,247)
Net cash provided by investing activities	529	8,528
Net cash provided by (used in) financing activities	4,015	(6,803)
Net change in cash and cash equivalents	(3,740)	(1,522)
Cash and cash equivalents, end of period	1,704	—
Availability under line of credit agreements	$809	$3,442
At September 30, 2010, the Company had $2,513,000 in cash and line of credit availability. The line of credit balance fluctuates based on working capital needs. The line of credit availability is based on the eligible accounts receivable within the Services segment.
Net cash used in operating activities was $8,284,000 for the six-month period ended September 30, 2010 compared to $3,247,000 for the same period of the prior year, which represents a change of $5,037,000. The majority of this change was driven by changes in working capital. The net change in operating assets and liabilities for the current period was $(3,484,000) compared to $1,483,000 in the prior year period, which represents a difference of $(4,967,000). Accounts receivable account for $2,700,000 of this change. During the prior year period, the Company collected more cash from receivables than during the current year due to two factors: 1. significant Services segment collections compared to new billings during a period of declining revenue; and 2. the collection of retained receivables subsequent to certain business divestitures.
Cash provided by investing activities of $529,000 for the six-month period ended September 30, 2010. This included $1,046,000 of additional cash payments received relating to the various business divestitures that occurred during the fiscal first quarter 2009. These proceeds were partially offset by $106,000 in cash payments for prior period business acquisitions and $411,000 in capital expenditures. Cash provided by investing activities was $8,528,000 for the six-month period ended September 30, 2009. Total proceeds for the divestitures of the HHE, industrial staffing and retail pharmacy software businesses were $9,320,000. This amount was offset by $196,000 in cash payments relating to certain business acquisitions as well as $96,000 in capital expenditures. Additionally, in conjunction with the Comerica Bank line of credit extension in July 2009, the Company invested $500,000 of restricted cash in order to collateralize the liability.
Cash provided by financing activities was $4,015,000 for the six-month period ended September 30, 2010. The Company drew $4,500,000 from the new H.D. Smith line of credit during the period, and an additional $298,000 from the Comerica Bank line of credit. The Company paid off the AmerisourceBergen Drug Corporation note payable balance of $750,000 in April 2010 and also paid down a total of $34,000 in various capital lease obligations during the six-month period. Cash used in financing activities of $6,803,000 for the six-month period ended June 30, 2009 included $4,334,000 of debt payments primarily related to obligations subsequent to the various business divestitures as well as a $4,610,000 reduction in the outstanding balance of the Comerica Bank line of credit. The Company received $2,141,000 of proceeds from a short-term note payable in September 2009, and this balance was paid in full in November 2009.
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

As of September 30, 2010, the Company had total debt obligations of $38,901,000, of which $18,473,000 and $6,836,000 were payable to JANA and Vicis, respectively, and mature in April 2012. Both JANA and Vicis own approximately 15% of the Company’s outstanding common stock. Additionally, the Company had outstanding balances of $8,072,000 due to Comerica Bank and $4,533,000 due to H.D. Smith. See Notes 5 and 6 to the consolidated financial statements included in this report for more detail on these debt agreements.
The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them. Additionally, the lenders also require consent for equity transactions. The Company received the lenders consent in conjunction with the H.D. Smith debt financing in April 2010 and with the equity financing finalized in October 2010 (See Note 13 — Subsequent Event).
The Comerica Bank line of credit agreement includes certain financial covenants. These covenants are specific to Arcadia Services, Inc., a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Services segment. As of September 30, 2010, the Company was not in compliance with two financial covenants. On October 26, 2010, the Company and the bank entered into an amendment and waiver agreement. This amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2010. Additionally, the amendment waived the covenant violations and established new covenant requirements. Specifically, subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million. In the event of default of any one of the financial covenants, the bank may declare all outstanding indebtedness due and payable, and the bank shall not be obligated to make any further advances to Arcadia Services, Inc. If this were to occur, the Company would need to obtain alternative financing, if possible, and the terms of this alternative financing would presumably be less attractive than those of the current line of credit agreement. Arcadia Services, Inc.’s ability to meet its minimum subordination of indebtedness covenant could be impacted by the parent company’s available cash necessary to fund the early stage Pharmacy operations.
The H.D. Smith line of credit agreement includes certain financial covenants specific to PrairieStone Pharmacy, LLC, a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Pharmacy segment. Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation, and amortization (“EBITDA”) and current assets divided by current liabilities of greater than .75. These financial covenants do not take effect until the fiscal quarter ending March 31, 2012. The Company’s ability to meet these financial covenants in the future will depend on the Pharmacy segment’s ability to improve its financial performance over the next seven fiscal quarters.
On November 2, 2010, the Company finalized an equity financing transaction whereby it raised $5,000,000 in gross proceeds. Under the terms of the agreements with the investors, the Company sold 15,625,000 shares of common stock for $0.32 per share. Expenses associated with the transaction, which include a 7.0% placement fee, are estimated to be $450,000 resulting in net proceeds of $4,550,000.
Net accounts receivable from continuing operations were $12,184,000 at September 30, 2010 compared to $12,290,000 at March 31, 2010. The Services segment account for 87% and 90% at June 30, 2010 and March 31, 2010, respectively.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the six-month period ended September 30, 2010 was as follows:

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
As of September 30, 2010, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. We were not in compliance with two financial covenants under our Comerica Bank line of credit as of September 30, 2010, but we received a waiver of this non-compliance from the bank. If there are future covenant violations, our lenders could declare a default under the applicable credit facility and, among other actions, refuse to make additional advances, increase our borrowing costs, further restrict our operations, take possession or control of any asset (including our cash) and demand the immediate repayment of all amounts outstanding under the credit facility. Any of these actions could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance our existing credit facility or obtain alternative financing.

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
On November 2, 2010, the Company sold certain institutional investors an aggregate of 15,625,000 shares of common stock. The Company raised $5 million in gross proceeds from this transaction. Additionally, in November 2009, the Company finalized a similar equity financing transaction whereby it raised $10.2 million through the sale of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. We also plan to continue to expand product and service offerings. Because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.
As part of a recapitalization or restructuring plan necessary to address the Company’s significant amount of outstanding debt, current and future shareholders could be substantially diluted.
The Company intends to use a majority of the $4.5 million in net proceeds from the November 2010 equity raise to finance working capital needs. The Company’s operating cash flow has generally been negative in recent quarters, and generating positive cash flow is highly dependent on the growth of Pharmacy segment revenues and improved profitability in that segment. The Company has a significant amount of debt that matures within the next eighteen months, and it will not be able to generate sufficient positive cash flow from operations in that timeframe to repay this indebtedness. As a result, the Company will continue to explore options for dealing with these debt maturities, which could include renegotiation of the terms of these debt instruments with the current debt holders, raising additional capital (in the form of debt or equity) to refinance the outstanding debt, selling assets and using the proceeds to repay debt, other restructuring or recapitalization plans, or a combination thereof. Depending on the options pursued by the Company, the result could be substantial dilution of current and future holders of the Company’s common stock. There can be no assurance that any such recapitalization or debt restructuring plans will be successful.

To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.
In addition to the $5 million of equity financing raised in November 2010, we finalized an additional $5 million of debt financing with H.D. Smith in April 2010. The net proceeds from these financing transactions, combined with our cash on hand and line of credit availability, may not be adequate to satisfy our cash needs over the long-term. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
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
Warrants to purchase approximately 11.6 million shares of our common stock were issued and outstanding as of September 30, 2010, and an additional 500,000 warrants may vest in March 2011. Options to purchase approximately 8.3 million shares of our common stock were issued and outstanding as of September 30, 2010. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 5.1 million shares as of September 30, 2010 for future grants.

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
During fiscal 2010 and 2009, we wrote off an aggregate of $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets. As of September 30, 2010, we have $2.5 million of goodwill and $7.4 million of other intangible assets remaining on our balance sheet. These intangibles are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate possible impairment. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

November 9, 2010	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

November 9, 2010	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-32935.

Exhibit
No.	Exhibit Description

10.1
Amendment dated October 31, 2010 to the Amended and Restated Credit Agreement by and among Arcadia Services, Inc., Arcadia Health Services, Inc., Grayrose, Inc., Arcadia Health Services of Michigan, Inc., Arcadia Employee Services, Inc. and Comerica Bank dated July 13, 2009

10.2	Amendment dated October 31, 2010 to the Comerica Revolving Credit Note dated July 13, 2009
31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.