Form 10-Q
period 2010-12-31
ARCADIA RESOURCES, INC
filed 2011-02-09
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
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
Registrant’s telephone number, including area code: (317) 569-8234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 8, 2011, 193,094,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,796	$5,444
Accounts receivable, net of allowance of $1,952 and $2,623, respectively	12,544	12,290
Inventories, net	1,234	917
Prepaid expenses and other current assets	1,695	1,551
Current assets of discontinued operations	—	174

Total current assets	19,269	20,376
Property and equipment, net	1,671	1,738
Goodwill	2,500	2,500
Acquired intangible assets, net	7,241	7,670
Other assets	394	412
Restricted cash	1,000	500

Total assets	$32,075	$33,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,531	$2,859
Accrued expenses:
Compensation and related taxes	2,091	3,184
Interest	39	82
Health insurance	588	463
Other	1,650	1,507
Fair value of warrant liability	1,094	1,499
Payable to affiliated agencies	485	1,076
Long-term obligations, current portion	189	939
Capital lease obligations, current portion	31	69
Current liabilities of discontinued operations	—	308

Total current liabilities	7,698	11,986
Lines of credit	12,466	7,774
Long-term obligations, less current portion	27,138	25,192
Capital lease obligations, less current portion	10	19

Total liabilities	47,312	44,971

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 193,094,419 shares and 177,918,044 shares issued, respectively	193	178
Additional paid-in capital	151,160	145,381
Accumulated deficit	(166,590)	(157,334)

Total stockholders’ deficit	(15,237)	(11,775)

Total liabilities and stockholders’ deficit	$32,075	$33,196

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Services	$21,139	$21,564	$62,434	$65,953
Pharmacy	5,033	4,105	14,998	10,731

Revenues, net	26,172	25,669	77,432	76,684
Cost of revenues	18,952	18,374	56,405	54,923

Gross profit	7,220	7,295	21,027	21,761

Selling, general and administrative	8,904	9,239	28,218	28,569
Depreciation and amortization	334	484	969	1,425

Total operating expenses	9,238	9,723	29,187	29,994

Operating loss	(2,018)	(2,428)	(8,160)	(8,233)

Other expenses:
Interest expense, net	1,003	934	2,827	2,618
Change in fair value of warrant liability	(541)	(367)	(678)	(368)
Other	—	—	—	30

Total other expenses	462	567	2,149	2,280

Loss from continuing operations before income taxes	(2,480)	(2,995)	(10,309)	(10,513)

Income tax expense	30	16	102	116

Loss from continuing operations	(2,510)	(3,011)	(10,411)	(10,629)

Discontinued operations:
Loss from discontinued operations	(36)	(157)	(118)	(1,637)
Net gain on disposal	228	15	1,274	394

	192	(142)	1,156	(1,243)

NET LOSS	$(2,318)	$(3,153)	$(9,255)	$(11,872)

Weighted average number of common shares outstanding	187,309	168,788	180,627	163,412

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.05)	$(0.07)
Income (loss) from discontinued operations	—	—	—	—

Net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.07)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2010	177,918,044	$178	$145,381	$(157,334)	$(11,775)
Stock-based compensation expense	159,375	—	1,056	—	1,056
Issuance of warrants in conjunction with debt financing	—	—	260	—	260
Sale of common stock, net of $536 in fees	15,606,250	16	4,460	—	4,476
Exercise of stock options	10,750	—	2	—	2
Cancellation of shares held in escrow	(600,000)	(1)	1	—	—
Net loss for the period	—	—	—	(9,255)	(9,255)

Balance, December 31, 2010	193,094,419	$193	$151,160	$(166,590)	$(15,237)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine-Month Period Ended
	December 31,
	(Unaudited)
	2010	2009
Operating activities
Net loss for the period	$(9,255)	$(11,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	534	1,432
Depreciation of property and equipment	540	1,241
Amortization of intangible assets	429	564
Gain on business disposals	(1,274)	(394)
Non-cash interest expense	2,141	1,789
Amortization of deferred financing costs and debt discounts	291	280
Stock-based compensation expense	1,056	923
Change in fair value of warrant liability	(678)	(368)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(711)	3,088
Inventories	(315)	648
Other assets	(116)	266
Accounts payable	(1,677)	(1,251)
Accrued expenses	(896)	(1,477)
Due to affiliated agencies	(569)	(373)

Net cash used in operating activities	(10,500)	(5,504)

Investing activities
Business acquisitions, net of cash acquired	(139)	(253)
Proceeds from business disposal	1,342	9,335
Increase in restricted cash	(500)	(500)
Purchases of property and equipment	(473)	(329)

Net cash provided by investing activities	229	8,253

Financing activities
Lines of credit, net activity	4,947	(113)
Proceeds from equity financing, net of fees paid in cash of $536 and $839, respectively	4,476	10,260
Proceeds from note payable, net of fees	—	2,142
Payments on notes payable and capital lease obligations	(802)	(9,252)
Proceeds from exercise of stock options	2	—

Net cash provided by financing activities	8,623	3,037

Net change in cash and cash equivalents	(1,648)	5,786
Cash and cash equivalents, beginning of period	5,444	1,522

Cash and cash equivalents, end of period	$3,796	$7,308

Supplementary information:
Cash paid during the period for:
Interest	$395	$549
Income taxes	102	67
Accounts payable converted to notes payable	—	750
Accrued interest converted to notes payable	2,141	1,789

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of December 31, 2010, the consolidated statements of operations for the three-month and nine-month periods ended December 31, 2010 and 2009, the consolidated statements of cash flows for the nine-month periods ended December 31, 2010 and 2009 and the consolidated statement of stockholders’ deficit for the nine-month period ended December 31, 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month and nine-month periods ended December 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2010 included in the Company’s Form 10-K filed with the SEC on June 11, 2010.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides additional guidance to improve disclosures regarding fair value measurements. ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. ASU 2010-06 also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. ASU No. 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The partial adoption of ASU 2010-06 did not have a material impact on our financial statements. We are currently evaluating the impact of the deferred portions of ASU No. 2010-06 will have on our financial statements; however, we do not expect the adoption of the deferred portions of ASU 2010-06 to have a material impact on our financial statements, except for the additional disclosures that will be required.
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2010-17 will have on our financial statements.
Note 2 – Discontinued Operations
Catalog Operations
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. The Company recorded a loss of $64,000 in conjunction with this disposal. This entity represented the Company’s Catalog segment.
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

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims. This payment was recognized as an additional gain on the sale during the nine-month period ended December 31, 2010.
As of May 2009, the Company had sold all of its HHE operations.
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until January 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007.
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments. During the nine-month period ended December 31, 2010, the Company received total additional payments of $683,000. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.
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

The components of the assets and liabilities of the discontinued Catalog segment operations are presented below (in thousands):

March 31, 2010
Assets
Accounts receivable, net of allowance of $4	$76
Inventory	17
Prepaid expenses and other current assets	81

Total current assets of discontinued operations	$174

Liabilities
Accounts payable	$301
Accrued compensation and related taxes	6
Accrued other	1

Total current liabilities of discontinued operations	$308

The components of the earnings/(loss) from discontinued operations are presented below (in thousands):

	Three Month Period Ended		Nine Month Period Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues, net:
Services — Industrial Staffing	$—	$—	$—	$1,223
Catalog	—	437	660	1,813
Home Health Equipment	—	—	—	1,423
Pharmacy — Software	—	—	—	348

	$—	$437	$660	$4,807

Loss from operations:
Services — Industrial Staffing	$(7)	$(3)	$(7)	$(47)
Catalog	(28)	(10)	(111)	(42)
Home Health Equipment	(1)	(124)	—	(1,374)
Pharmacy — Software	—	(20)	—	(174)

	$(36)	$(157)	$(118)	$(1,637)

Gain (loss) on disposal:
Services — Industrial Staffing	$292	$15	$683	$144
Catalog	(64)		(64)
Home Health Equipment	—	—	655	279
Pharmacy — Software	—	—	—	(29)

	$228	$15	$1,274	$394

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$285	$12	$676	$97
Catalog	(92)	(10)	(175)	(42)
Home Health Equipment	(1)	(124)	655	(1,095)
Pharmacy — Software	—	(20)	—	(203)

	$192	$(142)	$1,156	$(1,243)

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
The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Warrant Liability
Balance at April 1, 2009	$—
Warrants issued	2,478
Decrease in market value	(979)

Balance at March 31, 2010	1,499
Warrants issued	273
Decrease in market value	(678)

Balance at December 31, 2010	$1,094

Note 4 – Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the periods ended December 31 and March 31, 2010.

	Services	Pharmacy	Total
Goodwill at March 31, 2009	$14,553	$2,500	$17,053
Acquisitions during the year	46	—	46
Impairment expense	(14,599)	—	(14,599)

Goodwill at December 31 and March 31, 2010	$—	$2,500	$2,500

For tax purposes, goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable as the acquisitions related to the purchase of common stock rather than of assets or net assets.
Impairment Expense
In accordance with the Company’s policy, management performs its annual impairment review during the fiscal fourth quarter. As of the end of fiscal year 2010, the Company recognized $14,599,000 of goodwill impairment relating to the Services segment. Subsequent to this charge, there is no remaining goodwill associated with the Services segment. As of the end of fiscal year 2009, the Company recognized $13,217,000 of goodwill impairment relating to the Pharmacy segment. Subsequent to the impairment charge, the Pharmacy segment has $2,500,000 of remaining goodwill. Prior to fiscal 2009, the Company had not previously recognized any goodwill impairment expense for continuing operations.

Acquired intangible assets consist of the following (in thousands):

	December 31, 2010		March 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$974	$6,664	$847
Customer relationships	4,720	3,169	4,720	2,867

	11,384	$4,143	11,384	$3,714

Less accumulated amortization	(4,143)		(3,714)

Net acquired intangible assets	$7,241		$7,670

Amortization expense for acquired intangible assets included in continuing operations was $143,000 and $159,000 for the three-month periods ended December 31, 2010 and 2009, respectively, and $429,000 and $476,000 for the nine-month periods ending December 31, 2010 and 2009, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of December 31, 2010 is as follows (in thousands):

Remainder of fiscal 2011	$143
Fiscal 2012	518
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Thereafter	5,372

Total	$7,241

Note 5 – Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At December 31, 2010
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2010	Interest rate
Comerica Bank	April 1, 2012	$8,830	$8,221	$7,774	Prime plus 2.75%

H.D. Smith	April 23, 2013	4,695	4,695	—	7%

Total lines of credit obligations		$13,525	12,916	7,774

H.D. Smith debt discount			(450)	—

			$12,466	$7,774

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. As of December 31, 2010, advances under the line of credit agreement cannot exceed the revolving credit commitment amount of $11 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation in the consolidated balance sheets. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement also requires the Company to maintain a deposit account with a minimum balance, and this amount is classified as restricted cash on the Company’s consolidated balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On December 31, 2010, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $609,000.
RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of Arcadia Services, Inc., granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of Arcadia Services, Inc. Arcadia Services, Inc. granted Comerica Bank a first priority security interest in all of its assets. The subsidiaries of Arcadia Services, Inc. granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Arcadia Services, Inc. and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on the Company’s financial condition.
On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement. The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012. As of September 30, 2010, the Company was not in compliance with two financial covenants. The amendment waived these covenant violations and established new covenant requirements. Specifically, subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million. Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000. As of December 31, 2010, the Company was in compliance with the loan covenants.
H.D. Smith Wholesale Drug Co.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, additional borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowings may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012. As of December 31, 2010, there was no availability under the line.
In conjunction with the credit agreement, the Company issued H.D. Smith certain warrants to purchase common stock (see “Note 7 — Stockholders’ Deficit” for more details) and incurred certain professional fees. These costs, which originally totaled $561,000, were recorded as a debt discount and will be amortized over the term of the debt agreement.

Note 6 – Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,	March 31,
	2010	2010
Note payable to JANA Master Fund, Ltd. (“JANA”) in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$18,939	$17,581

Note payable to Vicis Capital Master Fund (“Vicis”) in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	7,008	6,505

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,191	1,106

Payable due to AmerisourceBergen Drug Corporation consistent with the terms of an amendment to a line of credit agreement dated June 10, 2009 bearing an effective interest rate of 8.0%. The unpaid accrued interest and principal was paid in full in April 2010. The debt was secured by the assets of the Pharmacy segment.	—	750

Other	189	189

Total long-term obligations	27,327	26,131
Less current portion of long-term obligations	(189)	(939)

Long-term obligations, less current portion	$27,138	$25,192

The promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of December 31, 2010, the Company owes these lenders $800,000 before additional proceeds are split between the Company and the lenders.
As of December 31, 2010 future maturities of long-term obligations are as follows (in thousands):

Remainder of fiscal 2011	$189
Fiscal 2012	—
Fiscal 2013	27,138

Total	$27,327

The weighted average interest rate of outstanding long-term obligations as of December 31 and March 31, 2010 was 10.0%.

Note 7 – Stockholders’ Deficit
General
On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share, from 200,000,000, $0.001 par value per share.
Warrants
The following represents warrants outstanding:

			December 31,	March 31,
Exercise Price	Granted	Expiration	2010	2010
$0.40	April 2010	April 2015	500,000	—
$0.41	April 2009	April 2014	52,800	52,800
$0.50	various	May 2011	2,301,774	2,301,774
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	7,135,713
$2.25	September 2005	September 2010	—	44,444

			11,551,083	11,095,527

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification. As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at its then fair value of $2,478,000. The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity. As a result, the Company recorded ($500,000) as other income from the change in the fair value of these warrants for the three and nine month periods ended December 31, 2010.
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
The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	December 31, 2010	November 17, 2009
Expected volatility	93%	86%
Expected dividend yields	0%	0%
Expected terms (in years)	4.4	5.5
Risk-free interest rate	1.80%	2.19%
During the nine-month period ending December 31, 2010, no warrants were exercised. During the nine-month period ended December 31, 2009, the Company accounted for 22,489 shares of common stock forfeited to the Company as part of the cashless exercise of 8,545,833 warrants in March 2009.

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
The fair value of the 500,000 warrants issued to H.D. Smith that potentially vest on March 31, 2011 was estimated using the Black-Scholes pricing model and was determined to be $273,000. This was recorded as a debt discount and will be amortized over the term of the H.D. Smith line of credit. The assumptions used in the fair value calculation were as follows: risk free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 87%, and expected life of 6 years. Because the vesting of these warrants is contingent on a future event, the fair value of the warrants is classified as a liability until they vest, at which time they will be reclassified to permanent equity assuming all criteria for equity treatment are met at that point in time. The fair value of this liability is adjusted on a quarterly basis. For the three-month and nine-month periods ended December 31, 2010, the Company recorded ($41,000) and ($178,000) of other income for both periods, and these amounts represent the change in the fair value of the warrant liability during these periods.
Escrow Shares
In conjunction with the PrairieStone Pharmacy, LLC (“PrairieStone”) acquisition on February 15, 2007, the purchase agreement provided for a potential earn out for two continuing employees of up to an aggregate of 600,000 shares of common stock. The earn out was based on PrairieStone’s earnings before interest, taxes depreciation and amortization for periods through March 31, 2010. The earn out targets were not met, and the shares were returned to the Company and canceled during the nine-month period ended December 31, 2010.
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
As of December 31, 2010, approximately 4.2 million shares were available for grant under the amended 2006 Plan.
Following are the specific valuation assumptions used for each respective period:

	Three-Month Period		Nine-Month Period
	Ended December 31,		Ended December 31,
Weighted-average	2010	2009	2010	2009
Expected volatility	84%	90%	84%	78%
Expected dividend yields	0%	0%	0%	0%
Expected terms (in years)	7	5	7	5
Risk-free interest rate	2%	1.68%	1.83%	1.69%
Stock option activity for the six-month period ended December 31, 2010 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2010	8,336,184	0.65
Granted	1,097,465	0.38
Exercised	(10,750)	0.25
Forfeited or expired	(209,312)	0.51

Outstanding at December 31, 2010	9,213,587	$0.62	5.1	$22

Exercisable at December 31, 2010	6,837,821	$0.65	4.9	$22

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 - $0.42	4,317,359	5.9	$0.38	3,080,760	$0.38
$0.43 - $0.72	3,558,501	4.6	$0.72	2,428,709	$0.72
$0.73 - $1.07	769,147	5	$0.79	759,772	$0.79
$1.01 - $1.50	450,967	2.7	$1.34	450,967	$1.34
$1.51 - $2.25	43,000	2.3	$2.22	43,000	$2.22
$2.92	74,613	2.6	$2.92	74,613	$2.92

Outstanding at December 31, 2010	9,213,587		$0.62	6,837,821	$0.65

The weighted-average grant-date fair value of options granted during the nine-month period ended December 31, 2010 and 2009 was $0.38 and $0.54, respectively.
10,750 stock options were exercised during the nine-month period ended December 31, 2010. 7,000 stock options were exercised during the nine-month period ended December 31, 2009.
The Company recognized $303,000 and $287,000 in stock-based compensation expense relating to stock options during the three-month periods ended December 31, 2010 and 2009, respectively, and $785,000 and $1,008,000 for the nine-month periods ended December 31, 2010 and 2009.
As of December 31, 2010, total unrecognized stock-based compensation expense related to stock options was $411,000, which is expected to be expensed through March 2012.
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
The following table summarizes the activity for restricted stock awards during the three-month period ended December 31, 2010:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2010	332,967	$1.10
Vested	(159,375)	1.50

Unvested at December 31, 2010	173,592	$0.91

During the three-month periods ended December 31, 2010 and 2009, the Company recognized $271,000, and $86,000, respectively, of stock-based compensation expense related to restricted stock. During the nine-month periods ended December 31, 2010 and 2009, the Company recognized $271,000 and $273,000, respectively, of stock-based compensation expense related to restricted stock.
During the nine-month periods ended December 31, 2010 and 2009, the total fair value of restricted stock vested was $239,000 and $508,000, respectively.

As of December 31, 2010, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $89,000, which is expected to be expensed over a weighted-average period of approximately 1.0 year.
Note 10 — Income Taxes
The Company incurred state and local tax expense of $30,000 and $16,000 during the three-month periods ended December 31, 2010 and 2009, respectively, and $102,000 and $116,000 during the nine-month periods ended December 31, 2010 and 2009.
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
Note 11 — Related Party Transactions
On December 31, 2010, the Company had an outstanding balance of $18,939,000 related to a note payable with JANA dated March 25, 2009. JANA held approximately 15% of the outstanding shares of Company common stock on December 31, 2010. The Company incurred interest expense relating to the debt due JANA in the amounts of $466,000 and $426,000 for the three-month periods ended December 31, 2010 and 2009, respectively, and $1.3 million for both the nine-month periods ended December 31, 2010 and 2009, respectively. See “Note 6 — Long-Term Obligations” for additional information pertaining to the balances of these debt instruments.
On December 31, 2010, the Company had an outstanding balance of $7,008,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held approximately 14% of the outstanding shares of Company common stock on December 31, 2010. The Company incurred interest expense relating to the debt in the amount of $172,000 and $156,000 for the three-month periods ended December 31, 2010 and 2009, respectively, and $503,000 and $453,000 for the nine-month periods ended December 31, 2010 and 2009, respectively. See “Note 6 — Long-Term Obligations” for additional information pertaining to the balances of this debt instrument.
The Company’s Chief Operating Officer has a beneficial ownership interest in an affiliated agency and thereby has an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $194,000 and $221,000 for the three-month periods ended December 31, 2010 and 2009, respectively, and $598,000 and $627,000 for the six-month periods ended December 31, 2010 and 2009, respectively. In addition, the Company has an agreement with this affiliate, which is terminable under certain circumstances, to purchase the business under certain events, but in no event later than 2011. The Company is in the process of conducting due diligence and negotiating with representatives of the affiliate the terms for such acquisition. The Company expects to enter into a definitive agreement with respect to such acquisition and complete the transaction by approximately March 31, 2011.
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
The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three-Month Period		Nine-Month Period
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Revenue, net:
Services	$21,139	$21,564	$62,434	$65,953
Pharmacy	5,033	4,105	14,998	10,731

Total revenue	$26,172	$25,669	$77,432	$76,684

Operating income (loss):
Services	$1,119	$896	$3,241	$3,140
Pharmacy	(1,443)	(1,437)	(4,845)	(4,314)
Unallocated corporate overhead	(1,694)	(1,888)	(6,556)	(7,059)

Total operating loss	(2,018)	(2,428)	(8,160)	(8,233)

Other expenses:
Interest expense, net	1,003	934	2,827	2,618
Change in fair value of warrant liability	(541)	(367)	(678)	(368)
Other	—	—	—	30

Net loss before income tax expense	(2,480)	(2,995)	(10,309)	(10,513)
Income tax expense	30	16	102	116

Net loss from continuing operations	$(2,510)	$(3,011)	$(10,411)	$(10,629)

Depreciation and amortization:
Services	$166	$189	$495	$574
Pharmacy	80	212	216	504
Corporate	88	83	257	347

Total depreciation and amortization	$334	$484	$969	$1,425

	2010	2009
Capital expenditures:
Services	$60	$44
Pharmacy	277	266
Corporate	136	19

Total capital expenditures	$473	$329

	December 31,	March 31,
	2010	2010
Assets:
Services	$20,758	$25,007
Pharmacy	7,234	6,107
Unallocated coporate assets	4,083	1,908
Assets of discontinued operations	—	174

Total assets	$32,075	$33,196

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine month periods ended December 31, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010 and Form 10-Q for the periods ended June 30, 2010 and September 30, 2010 filed with the SEC on June 11, 2010, August 6, 2010 and November 9, 2010, respectively, which are incorporated herein by this reference.
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
Three-Month Period Ended December 31, 2010 Compared to the Three-Month Period Ended December 31, 2009
Results of Continuing Operations (in thousands, except per share amounts)

	Three-Month Period
	Ended December 31,
	2010	2009
Revenues, net	$26,172	$25,669
Cost of revenues	18,952	18,374

Gross profit	7,220	7,295

Selling, general and administrative	8,904	9,239
Depreciation and amortization	334	484

Total operating expenses	9,238	9,723

Operating loss	(2,018)	(2,428)

Other expenses:
Interest expense, net	1,003	934
Change in fair value of warrant liability	(541)	(367)

Total other expenses	462	567

Net loss before income tax expense	(2,480)	(2,995)
Income tax expense	30	16

Net loss from continuing operations	$(2,510)	$(3,011)

Weighted average number of shares — basic and diluted	187,309	168,788
Net loss from continuing operations per share — basic and diluted	$(0.01)	$(0.02)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit by segment for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$21,139	80.8%	$21,564	84.0%	$(425)	-2.0%
Pharmacy	5,033	19.2%	4,105	16.0%	928	22.6%

	26,172	100.0%	25,669	100.0%	503	2.0%

Cost of revenues:
Services	14,733		14,980		(247)	-1.6%
Pharmacy	4,219		3,394		825	24.3%

	18,952		18,374		578	3.1%

		Gross		Gross
		Margin %		Margin %

Gross margins:
Services	6,406	30.3%	6,584	30.5%	(178)	-2.7%
Pharmacy	814	16.2%	711	17.3%	103	14.5%

	$7,220	27.6%	$7,295	28.4%	$(75)	-1.0%

Services Segment
The following table summarizes the Services segment revenues by type for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Home care	$16,971	80.3%	$17,095	79.4%	$(124)	-0.7%
Per diem medical staffing	2,831	13.4%	2,941	13.6%	(110)	-3.8%
Travel staffing	1,337	6.3%	1,527	7.0%	(190)	-12.5%

Total Services	$21,139	100.0%	$21,564	100.0%	$(425)	-2.0%

The Services segment remains the largest source of revenue for the Company. Services revenue comes from two business lines, Home Care and Medical Staffing. Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.
For the quarter ending December 31, 2010, Home Care revenue as a percentage of total Services segment revenue increased to 80.3% as compared with 79.4% for the prior year period. Home Care revenues fell by $124,000, or 0.7%, to $16,971,000 from $17,095,000 compared to the prior year quarter. Home Care revenue from government programs declined compared to the prior year period as various state waiver and community-based programs reduced reimbursement rates, limit hours per program participant or a combination of the two. This impacted the Company’s business in several key markets, including Arizona, Washington, North Carolina and California. In addition, private duty Home Care revenue was impacted compared to the prior year by high unemployment rates and the resulting availability of family caregivers in lieu of our services, and the impact of lower retirement savings and investment accounts on the demand for private pay services.

Total Medical Staffing revenue declined 6.7% compared to the prior year quarter to $4,168,000 from $4,468,000. Per diem medical staffing declined 3.8% over the prior year quarter, while travel nursing and allied health medical staffing decreased 12.5% over the prior year quarter. Overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities. The increase in travel staffing revenue was driven primarily by a higher level of orders from a large correctional customer.
The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $14,113,000 for the three-month period ended December 31, 2010 compared to $14,824,000 for the prior year quarter. This $711,000, or 4.8%, decrease in revenue was driven by lower levels of Medical Staffing as well as some reduction in Home Care revenues in some Affiliate locations. The Company-Owned locations revenue increased by $2,874,000, or 4.3%, to $7,026,000 during the fiscal third quarter 2011 compared to the prior year quarter. The Affiliate locations accounted for 66.8% of total Services segment revenue during the fiscal third quarter 2011, and this percentage is down slightly from 68.3% for the prior year quarter.
Gross margin in the Services segment was 30.3% for the fiscal second quarter 2011, which represents a slight decrease from 30.5% for the prior year quarter. While the overall mix of higher margin Home Care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $928,000, or 22.6%, to $5,033,000 during fiscal third quarter 2011 compared to the prior year quarter. The growth in the Pharmacy segment continues to be driven by the Company’s DailyMed program and its relationship with payers who are ultimately responsible for the total healthcare spend of its patient members. In August 2010, the Company announced the amendment and extension of its agreement with WellPoint, which was originally executed in June 2009. Under this agreement, the Company continues to roll out the DailyMed medication management program to WellPoint’s high-risk Medicaid members in states where WellPoint companies provide Medicaid managed care benefits. The initial five states are: California, Virginia, New York, Kansas and South Carolina. Starting in August 2009, the program is gradually being rolled out to WellPoint’s high risk members in these states, and to date, the program has been launched in Virginia, California, South Carolina and Kansas. The increase in revenue during the fiscal third quarter 2011 was primarily driven by new California patients.
The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the three-month period ended December 31, 2010 were 16.2% compared to 17.3% for the prior year quarter. The decrease in margin was primarily driven by reimbursement pressure relating to the California patient base.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the three-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)

Services	$5,121	57.6%	$5,496	59.6%	$(375)	-6.8%
Pharmacy	2,177	24.5%	1,938	20.9%	239	12.3%
Corporate	1,606	17.9%	1,805	19.5%	(199)	-11.0%

	$8,904	100.0%	$9,239	100.0%	$(335)	-(3.6%)

SG&A as a % of net revenue	34.5%		36.8%
Services Segment
The Services segment selling, general and administrative expense decreased to $5,121,000 for the three-month period ended December 31, 2010 compared to $5,496,000 for same quarter a year ago. This $375,000, or 6.8%, decrease was primarily due to decreases in commissions paid to Affiliates and bad debt expense. Affiliate commissions are based on the gross margins of the individual Affiliates, and the $185,000, or 6.7%, decrease is approximately consistent with the 4.8% decrease in Affiliate revenue. Additionally, bad debt expense has decreased by $110,000 over the prior year quarter. The Services business has focused on improving its cash collections on both current and past due accounts and has both reduced the absolute dollar level of past due accounts, particularly over 150 days, as well as decreased its days’ sales outstanding. The improved management of accounts receivable has resulted in the need for a lower bad debt provision than in the prior year quarter.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $239,000, or 12.3%, to $2,177,000 during the fiscal third quarter 2011 compared to the prior year quarter. In general, the increase in Pharmacy expenses was due to the significant growth in prescription volume, patients and revenue in this segment. Labor costs were the primary driver for the increase in expense compared to the prior year quarter as a certain portion of the Pharmacy’s labor is variable and will fluctuate with volume. Additionally, the Company opened a Pharmacy in California during the fiscal third quarter 2010. The California volume has grown significantly since that time, which has resulted in an increase in certain expenses, including labor, occupancy, and shipping. As the Pharmacy segment continues to grow, management expects selling, general and administrative expenses to grow as well but at a lower rate than revenue as the business continues to leverage its overhead costs and improve its overall efficiencies.
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

Corporate
Corporate selling, general and administrative expense decreased by $199,000, or 11.0%, to $1,606,000 for fiscal third quarter 2011 compared to $1,805,000 for the prior year quarter. This decrease reflects reductions in professional fees, employee benefits, and insurance costs. The reduction in legal fees was the primary driver in the lower professional fees as the Company was involved in fewer disputes and claims in the current year quarter compared to the prior year. Employee benefits decreased during the current year quarter due to a decrease in workers’ compensation costs as the Company continues to focus on managing claims. Insurance costs were lower due to reductions in premiums effective with the policy year that began in September 2010.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the three-month periods ended December 31 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$191	$325	(134)	-41.2%
Amortization of acquired intangible assets	143	159	(16)	-10.1%

Depreciation and amortization	$334	$484	$(150)	-31.0%

Depreciation and amortization of property and equipment decreased by $134,000 or 41.2%, during the three-month period ended December 31, 2010 compared to the prior year period. The decrease reflects the decrease in the depreciation expense relating to certain pharmacy software that became fully depreciated during fiscal 2010.
Amortization of acquired intangible assets decreased by $16,000, or 10.1%, during fiscal third quarter 2011 compared to the prior year quarter. The decrease reflects a slight decrease in the amortization expense associated with customer relationships. The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.
Interest Expense and Income
The following table summarizes interest expense and income for the three-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$1,006	$940	$66	7.0%
Interest income	(3)	(6)	3	-50.0%

	$1,003	$934	$69	7.4%

Interest expense for fiscal third quarter 2011 was $1,006,000, which represents a $66,000, or 7%, increase compared to the prior year quarter expense of $940,000. Total interest expense includes the amortization of debt discounts and deferred financing costs of $101,000 and $157,000 for fiscal third quarter 2011 and 2010, respectively. Additionally, interest expense includes non-cash interest of $748,000 and $608,000 that was added to the principal balance of the outstanding debt for fiscal third quarter 2011 and 2010, respectively.
The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal third quarter 2011 was $38.8 million compared to $34.7 million for fiscal third quarter 2010, which represents an increase of 11.8%. The increase was primarily due to the increase in the amounts due to H.D. Smith under the line of credit agreement executed in April 2010, and the additional H.D. Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations. The total gain of $541,000 on the change in fair value of the warrant liability during fiscal third quarter 2011 was primarily due to the changes in our stock price.
Income Taxes
Income tax expense was $30,000 for the three-month period ended December 31, 2010 compared to $16,000 for the same period a year ago.
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

Earnings (Loss) from Discontinued Operations
The following table summarizes the components of the earnings (loss) from discontinued operations for the three-month period ended December 31, (in thousands):

	Three Month Period
	Ended December 31,
	2010	2009
Revenues, net:
Catalog	$—	$437

	$—	$437

Loss from operations:
Services — Industrial Staffing	$(7)	$(3)
Catalog	(28)	(10)
Home Health Equipment	(1)	(124)
Pharmacy — Software	—	(20)

	$(36)	$(157)

Gain (loss) on disposal:
Services — Industrial Staffing	$292	$15
Catalog	$(64)	$—

	$228	$15

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$285	$12
Catalog	(92)	(10)
Home Health Equipment	(1)	(124)
Pharmacy — Software	—	(20)

	$192	$(142)

Catalog Operations
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. The Company recorded a loss of $64,000 in conjunction with this disposal. This entity represented the Company’s Catalog segment.
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
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until January 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007.
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments. During the nine-month period ended December 31, 2010, the Company received total additional payments of $683,000. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

Nine-Month Period Ended December 31, 2010 Compared to the Nine-Month Period Ended December 31, 2009
Results of Continuing Operations, (in thousands, except share amounts)

	Nine-Month Period
	Ended December 31,
	2010	2009
Revenues, net	$77,432	$76,684
Cost of revenues	56,405	54,923

Gross profit	21,027	21,761

Selling, general and administrative	28,218	28,569
Depreciation and amortization	969	1,425

Total operating expenses	29,187	29,994

Operating loss	(8,160)	(8,233)

Other expenses:
Interest expense, net	2,827	2,618
Change in fair value of warrant liability	(678)	(368)
Other	—	30

Total other expenses	2,149	2,280

Net loss before income tax expense	(10,309)	(10,513)
Income tax expense	102	116

Net loss from continuing operations	$(10,411)	$(10,629)

Weighted average number of shares — basic and diluted	180,627	163,412
Net loss from continuing operations per share — basic and diluted	$(0.05)	$(0.07)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit by segment for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$62,434	80.6%	$65,953	86.0%	$(3,519)	-5.3%
Pharmacy	14,998	19.4%	10,731	14.0%	4,267	39.8%

	77,432	100.0%	76,684	100.0%	748	1.0%

Cost of revenues:
Services	43,646		45,772		(2,126)	-4.6%
Pharmacy	12,759		9,151		3,608	39.4%

	56,405		54,923		1,482	2.7%

		Gross		Gross
		Margin %		Margin %

Gross margins:
Services	18,788	30.1%	20,181	30.6%	(1,393)	-6.9%
Pharmacy	2,239	14.9%	1,580	14.7%	659	41.7%

	$21,027	27.2%	$21,761	28.4%	$(734)	-3.4%

Services Segment
The following table summarizes the Services segment revenues by type for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Home care	$50,189	80.4%	$52,039	78.9%	$(1,850)	-3.6%
Per diem medical staffing	8,142	13.0%	9,642	14.7%	(1,500)	-15.6%
Travel staffing	4,103	6.6%	4,271	6.4%	(168)	-3.9%

Total Services	$62,434	100.0%	$65,953	100.0%	$(3,519)	-5.3%

The Services segment remains the largest source of revenue for the Company. Services revenue comes from two business lines: Home Care and Medical Staffing. Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.
For the nine-month period ending December 31, 2010, Home Care revenue as a percentage of total Services segment revenue increased to 80.4% as compared with 78.9% for the prior year period. Home Care revenues fell by $1,850,000, or 3.6%, to $50,189,000 from $52,039,000 in the prior year period. Home Care revenue from government programs declined compared to the prior year period as various state waiver and community-based programs reduced reimbursement rates, limit hours per program participant or a combination of the two. This impacted the Company’s business in several key markets, including Arizona, Washington, North Carolina and California. In addition, private duty Home Care revenue was impacted compared to the prior year by high unemployment rates and the resulting availability of family caregivers in lieu of our services, and the impact of lower retirement savings and investment accounts on the demand for private pay services.

Total Medical Staffing revenue declined 12% compared to the prior year period to $12,245,000 from $13,913,000. Per diem medical staffing declined 15.6% over the prior year period, while travel nursing and allied health medical staffing decreased 3.9% over the prior year period. Overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities.
The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $41,256,000 for the nine-month period ended December 31, 2010 compared to $44,775,000 for the prior year period. This $3,519,000, or 7.9%, decrease in revenue was driven by lower levels of Medical Staffing as well as some reduction in Home Care revenues in some Affiliate locations. The Company-Owned locations revenue remained flat at $21,178,000 during both the current year and prior year periods. The Affiliate locations accounted for 66.0% of total Services segment revenue during this period, and this percentage is down slightly from 67.9% for the prior year period.
Gross margin in the Home Care and Medical Staffing business was 30.1% for the nine-months ended December 31, 2010, which is slightly less than 30.6% for the prior year period. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
The revenue in the Pharmacy segment increased by $4,266,000, or 39.8%, to $14,998,000 during the nine-month period ending December 31, 2010 compared to the prior year period. The growth in the Pharmacy segment continues to be driven by the Company’s DailyMed program and its relationship with payers who are ultimately responsible for the total healthcare spend of its patient members. In August 2010, the Company announced the amendment and extension of its agreement with WellPoint, which was originally executed in June 2009. Under this agreement, the Company continues to roll out the DailyMed medication management program to WellPoint’s high-risk Medicaid members in states where WellPoint companies provide Medicaid managed care benefits. The initial five states are: California, Virginia, New York, Kansas and South Carolina. Starting in August 2009, the program is gradually being rolled out to WellPoint’s high risk members in these states, and to date, the program has been launched in Virginia, California, South Carolina and Kansas. The increase in revenue during the current year period was primarily driven by new California patients.
The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for the nine-month period ended December 31, 2010 were 14.9% compared to 14.7% for the prior year period. The margin improvement was attributable to improved drug pricing under its new prime vendor agreement with H.D. Smith, which was executed in April 2010. Additionally, subsequent to the amendment to the WellPoint agreement in August 2010, the Pharmacy began recognizing revenue for the additional services provided through the DailyMed program. This incremental revenue has no additional cost of goods sold associated with it, which resulted in margin improvement.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the nine-month periods ended December 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)

Services	$15,051	53.3%	$16,465	57.6%	$(1,414)	-8.6%
Pharmacy	6,868	24.3%	5,392	18.8%	1,476	27.4%
Corporate	6,299	22.2%	6,712	23.5%	(413)	-6.2%

	$28,218	100.0%	$28,569	100.0%	$(351)	-1.2%

SG&A as a % of net revenue	55.0%		56.0%
Services Segment
The Services segment selling, general and administrative expense decreased to $15,051,000 for the nine-month period ended December 31, 2010 compared to $16,465,000 for same period a year ago. This $1,414,000, or 8.6%, decrease was primarily due to decreases in commissions paid to Affiliates and bad debt expense. Affiliate commissions are based on the gross margins of the individual Affiliates, and the $743,000, or 9%, decrease is approximately consistent with the 7.9% decrease in Affiliate revenue. Additionally, bad debt expense decreased by $400,000 over the prior year period. The Services business has focused on improving its cash collections on both current and past due accounts and has both reduced the absolute dollar level of past due accounts, particularly over 150 days, as well as decreased its days’ sales outstanding. The improved management of accounts receivable has resulted in the need for a lower bad debt provision than in the prior year quarter.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $1,476,000, or 27.4%, to $6,868,000 during the nine-month period ended December 31, 2010 compared to the prior year period. In general, the increase in Pharmacy expenses was due to the significant growth in prescription volume, patients and revenue in this segment. Specifically, the increase in Pharmacy expenses during the nine-month period ended December 31, 2010 compared to the prior year period was due to increases in labor costs, shipping, bad debt and occupancy. Labor costs were the primary driver for the increase in expense compared to the prior year quarter as a certain portion of the Pharmacy’s labor is variable and will fluctuate with volume. Additionally, the Company opened a Pharmacy in California during the fiscal third quarter 2010. The California volume has grown significantly since that time, which has resulted in an increase in overhead costs. Certain other variable expenses, specifically shipping cost and bad debt expense, have also increased with volume. As the Pharmacy segment continues to grow, management expects selling, general and administrative expenses to grow as well but at a lower rate than revenue as the business continues to leverage its overhead costs and improve its overall efficiencies.
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

Corporate
Corporate selling, general and administrative expense decreased by $413,000, or 6.2%, to $6,299,000 for nine-month period ended December 31, 2010 compared to $6,712,000 for the prior year period. This decrease was due to reductions in professional fees and insurance costs. The reduction in legal fees was the primary driver in the lower professional fees as the Company was involved in fewer disputes and claims in the current year compared to the prior year. Insurance costs were lower due to reductions in premiums effective with the policy year that began in September 2010.
Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the nine-month periods ended December 31 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$540	$949	(409)	-43.1%
Amortization of acquired intangible assets	429	476	(47)	-9.9%

Depreciation and amortization	$969	$1,425	$(456)	-32.0%

Depreciation and amortization of property and equipment decreased by $409,000 or 43.1%, during the nine-month period ended December 31, 2010 compared to the prior year period. The decrease reflects the decrease in the depreciation expense relating to certain pharmacy software that became fully depreciated during fiscal 2010.
Amortization of acquired intangible assets decreased by $47,000, or 9.9%, during fiscal the nine-month period ended December 31, 2010 compared to the prior year period. The decrease reflects a slight decrease in the amortization expense associated with customer relationships. The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.
Interest Expense and Income
The following table summarizes interest expense and income for the nine-month periods ended December 31, (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$2,834	$2,635	$199	7.6%
Interest income	(8)	(17)	9	-55.3%

	$2,827	$2,618	$209	8.0%

Interest expense for the nine-month period ended December 31, 2010 was $2,834,000 compared to $2,652,000 for the prior year period, which represents an increase of $199,000, or 7.6%. Total interest expense includes the amortization of debt discounts and deferred financing costs of $291,000 and $280,000 for the periods ended December 31, 2010 and 2009, respectively. Additionally, interest expense includes non-cash interest that was added to the principal balance of the outstanding debt of $2,141,000 and $1,789,000 for the periods ended December 31, 2010 and 2009, respectively.
The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for the nine-month period ended December 31, 2010 was $38.8 million compared to $35.2 million for same period in the prior year, which represents an increase of 10.2%. The increase was primarily due to the increase in the amounts due to H.D. Smith under the line of credit agreement executed in April 2010, and the additional H.D. Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the consolidated statement of operations. The total gain of $678,000 on the change in fair value of the warrant liability during the nine-month period ended December 31, 2010, was primarily due to the changes in our stock price.
Income Taxes
Income tax expense was $102,000 for the nine-month period ended December 31, 2010 compared to $116,000 for the same period a year ago. This income tax reduction is primarily a result of a decrease in the estimated amounts due for Michigan Business Tax.
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

Earnings (Loss) from Discontinued Operations
The following table summarizes the components of the earnings (loss) from discontinued operations for the nine-month periods ended December 31, (in thousands):

	Nine Month Period
	Ended December 31,
	2010	2009
Revenues, net:
Services — Industrial Staffing	$—	$1,223
Catalog	660	1,813
Home Health Equipment	—	1,423
Pharmacy — Software	—	348

	$660	$4,807

Loss from operations:
Services — Industrial Staffing	$(7)	$(47)
Catalog	(111)	(42)
Home Health Equipment	—	(1,374)
Pharmacy — Software	—	(174)

	$(118)	$(1,637)

Gain (loss) on disposal:
Services — Industrial Staffing	$683	$144
Catalog	$(64)	$—
Home Health Equipment	655	279
Pharmacy — Software	—	(29)

	$1,274	$394

Earnings (loss) from discontinued operations:
Services — Industrial Staffing	$676	$97
Catalog	(175)	(42)
Home Health Equipment	655	(1,095)
Pharmacy — Software	—	(203)

	$1,156	$(1,243)

Catalog Operations
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. The Company recorded a loss of $64,000 in conjunction with this disposal. This entity represented the Company’s Catalog segment.
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
Pharmacy Operations
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price is being held back by the buyer until January 2011 in order to cover the Company’s contingent obligations. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007.
Industrial Staffing Operations
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business for cash proceeds of $250,000, which was paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2010, the Company received $72,000 in earn out payments. During the nine-month period ended December 31, 2010, the Company received total additional payments of $683,000. These payments were recorded as additional gain on the sale transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.

Liquidity and Capital Resources
The following summarizes the Company’s cash flows for the nine-month periods ended December 31, (in thousands):

	2010	2009
Net cash used in operating activities	$(10,500)	$(5,504)
Net cash provided by investing activities	229	8,253
Net cash provided by financing activities	8,623	3,037
Net change in cash and cash equivalents	(1,648)	5,786
Cash and cash equivalents, end of period	3,796	7,308
Availability under line of credit agreements	$609	$522
At December 31, 2010, the Company had $4,405,000 in cash and line of credit availability. The line of credit balance fluctuates based on working capital needs. The line of credit availability is based on the eligible accounts receivable within the Services segment.
Net cash used in operating activities was $10,500,000 for the nine-month period ended December 31, 2010 compared to $5,504,000 for the same period of the prior year, which represents a change of $4,996,000. The majority of this change was driven by changes in working capital. The net change in operating assets and liabilities for the current period was $(4,284,000) compared to $900,000 in the prior year period, which represents a difference of $(5,184,000). Accounts receivable account for $3,800,000 of this change. During the prior year period, the Company collected more cash from receivables than during the current year due to two factors: 1.) significant Services segment collections compared to new billings during a period of declining revenue; and 2.) the collection of retained receivables subsequent to certain business divestitures.
Cash provided by investing activities was $229,000 for the nine-month period ended December 31, 2010. This included $1,342,000 of additional cash payments received relating to the various business divestitures that occurred during the fiscal first quarter 2010. These proceeds were partially offset by a $500,000 increase in the restricted cash balance required by Comerica Bank, $139,000 in cash payments for prior period business acquisitions, and $473,000 in capital expenditures. Cash provided by investing activities was $8,253,000 for the nine-month period ended December 31, 2009. Total proceeds for the divestitures of the HHE, industrial staffing and retail pharmacy software businesses were $9,335,000. This amount was offset by $253,000 in cash payments relating to certain business acquisitions as well as $329,000 in capital expenditures. Additionally, in conjunction with the Comerica Bank line of credit extension in July 2009, the Company invested $500,000 of restricted cash in order to collateralize the liability.
Cash provided by financing activities was $8,623,000 for the nine-month period ended December 31, 2010. In November 2010, the Company raised $4,476,000 through the sale of common stock. During fiscal first quarter 2011, the Company drew $4,500,000 from the H.D. Smith line of credit, which was originally entered into in April 2010. Additionally, the Company drew $447,000 from the Comerica Bank line of credit during the current year period. The Company paid off the AmerisourceBergen Drug Corporation note payable balance of $750,000 in April 2010 and also paid down a total of $52,000 in various capital lease obligations during the nine-month period. Cash provided by financing activities of $3,037,000 for the nine-month period ended December 31, 2009 included $10,260,000 of cash raised through the sale of common stock and warrants in November 2009. During the same period, the Company made $9,252,000 of debt payments primarily related to obligations subsequent to the various business divestitures and reduced the Comerica Bank line of credit balance by $113,000. The Company received $2,142,000 of proceeds from a short-term note payable in September 2009, and this balance was paid in full in November 2009.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co., its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, borrowings under the agreement will be limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012. Beginning with May 2012, the Company will make monthly principal payments of $75,000 plus interest. Borrowings may be prepaid at any time without penalty. The agreement includes certain financial covenants beginning in fiscal 2012. In conjunction with the financing, the Company issued H.D. Smith warrants to purchase common stock, and the warrant terms are more fully described in Note 7 to the consolidated financial statements included in this report.

As of December 31, 2010, the Company had total debt obligations of $27,138,000, of which $18,939,000 and $7,008,000 were payable to JANA and Vicis, respectively, and mature in April 2012. Both JANA and Vicis own approximately 15% of the Company’s outstanding common stock. Additionally, the Company had outstanding balances of $8,221,000 due to Comerica Bank and $4,695,000 due to H.D. Smith. See Notes 5 and 6 to the consolidated financial statements included in this report for more detail on these debt agreements.
The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them. Additionally, the lenders also require consent for equity transactions. The Company received the lenders consent in conjunction with the H.D. Smith debt financing in April 2010 and with the equity financing finalized in November 2010.
The Comerica Bank line of credit agreement includes certain financial covenants. These covenants are specific to Arcadia Services, Inc., a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Services segment. As of December 31, 2010, the Company was in compliance with all financial covenants. On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement. This amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2010. Additionally, the amendment waived certain covenant violations for the quarter ended September 30, 2010, and established new covenant requirements. Specifically, subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million. Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000. In the event of default of any one of the financial covenants, the bank may declare all outstanding indebtedness due and payable, and the bank shall not be obligated to make any further advances to Arcadia Services, Inc. If this were to occur, the Company would need to obtain alternative financing, if possible, and the terms of this alternative financing would presumably be less attractive than those of the current line of credit agreement. Arcadia Services, Inc.’s ability to meet its minimum subordination of indebtedness covenant could be impacted by the parent company’s available cash necessary to fund the early stage Pharmacy operations.
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
A majority of the Company’s long-term debt matures on April 1, 2012. The Company is presently evaluating various alternatives for the payment and/or restructuring of this debt. As of December 31, 2010, approximately $27.1 million was due to JANA, Vicis and LSP. The Company has had on-going discussions with these lenders regarding repayment and/or restructuring options. These could include using the proceeds of equity offerings to repay debt, issuing new debt and using the proceeds to pay existing debt, selling assets and using the proceeds to repay debt, converting some existing debt into equity, early payment of the debt in exchange for some mutually agreed debt discount, or a combination of these options.
Net accounts receivable from continuing operations were $12,544,000 at December 31, 2010 compared to $12,290,000 at March 31, 2010. The Services segment account for 85% and 90% at December 31, 2010 and March 31, 2010, respectively.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date. The Company’s payer mix for the nine-month period ended December 31, 2010 was as follows:

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
As of December 31, 2010, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In November 2010, the Company sold certain institutional investors an aggregate of 15,606,250 shares of common stock. The Company raised $4.5 million in net proceeds from this transaction. Additionally, in November 2009, the Company finalized a similar equity financing transaction whereby it raised $10.2 million through the sale of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. We also plan to continue to expand product and service offerings. Because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

As part of a recapitalization or restructuring plan necessary to address the Company’s significant amount of outstanding debt, current and future shareholders could be substantially diluted.
The Company intends to use a majority of the $4.5 million in net proceeds from the November 2010 equity raise to finance working capital needs. The Company’s operating cash flow has generally been negative in recent quarters, and generating positive cash flow is highly dependent on the growth of Pharmacy segment revenues and improved profitability in that segment. The Company has a significant amount of debt that matures within the next fifteen months, and it will not be able to generate sufficient positive cash flow from operations in that timeframe to repay this indebtedness. As a result, the Company will continue to explore options for dealing with these debt maturities, which could include renegotiation of the terms of these debt instruments with the current debt holders, raising additional capital (in the form of debt or equity) to refinance the outstanding debt, selling assets and using the proceeds to repay debt, other restructuring or recapitalization plans, or a combination thereof. Depending on the options pursued by the Company, the result could be substantial dilution of current and future holders of the Company’s common stock. There can be no assurance that any such recapitalization or debt restructuring plans will be successful.
To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.
In addition to the $4.5 million of equity financing raised in November 2010, we finalized an additional $5 million of debt financing with H.D. Smith in April 2010. The net proceeds from these financing transactions, combined with our cash on hand and line of credit availability, may not be adequate to satisfy our cash needs over the long-term. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
Due to our operating losses during recent fiscal years, our stock could be at risk of being delisted by the NYSE Amex Equities Exchange.
Our stock currently trades on the NYSE Amex Equities Exchange (“Amex”). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of the Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. We have sustained net losses, we had a stockholders deficit as of December 31, 2010 and our stock has been trading at relatively low prices. Delisting of our common stock would adversely affect the price and liquidity of our common stock.
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
Warrants to purchase approximately 11.6 million shares of our common stock were issued and outstanding as of December 31, 2010, and an additional 500,000 warrants may vest in March 2011. Options to purchase approximately 9.2 million shares of our common stock were issued and outstanding as of December 31, 2010. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 5.1 million shares as of September 30, 2010 for future grants.
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
During fiscal 2010 and 2009, we wrote off an aggregate of $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets. As of December 31, 2010, we have $2.5 million of goodwill and $7.2 million of other intangible assets remaining on our balance sheet. These intangibles are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate possible impairment. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
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

February 9, 2011	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and Director

February 9, 2011	By:	/s/ Matthew R. Middendorf
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