Form 10-K
period 2011-03-31
ARCADIA RESOURCES, INC
filed 2011-06-28
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 30, 2010 based on $0.40 per share (the last reported sale price of our Common Stock quoted on the NYSE Amex Exchange), was approximately $41 million. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates. This determination of affiliate status is not necessarily a determination for other purposes.
As of June 28, 2011, the Registrant had 193,313,000 shares of Common Stock outstanding.
Documents incorporated by reference:
Portions of the definitive Proxy Statement for the Registrant’s fiscal 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end on March 31, 2011 are incorporated by reference into Part III of this Report.

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
Unless otherwise provided, “Arcadia,” “we,” “us,” “our,” and the “Company” refer to Arcadia Resources, Inc. and its wholly-owned subsidiaries, and when we refer to 2011, 2010, and 2009, we mean the twelve-month period ended March 31 of those respective years, unless otherwise provided.

Part I

ITEM 1.	BUSINESS
Overview
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries, is a national provider of pharmacy, home care, and medical staffing services operating under the service mark Arcadia HealthCare. In October 2010, the Company disposed of its Catalog business. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. Subsequent to these divestitures, the Company operates in two reportable business segments: Pharmacy and Home Care/Medical Staffing Services (“Services”). The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 18 states. The Company has pharmacy operations in Indiana and California and has customer service centers in Michigan and Indiana.
Recent Events
The Company’s Board of Directors has committed to a plan to sell the Services segment business, and management is actively engaged in the sale of this business segment. Once a definitive agreement to sell this business is approved by the Board of Directors, the Company intends to seek approval from the Company’s shareholders for any such sale and anticipates obtaining the necessary approvals and completing the sale of the Services segment by October 2011. Once this sale is completed, the Company’s sole remaining business will be its Pharmacy segment. In March 2011, the Company ceased the operations of its Minnesota pharmacy location. On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC, which operated its home-health oriented mail-order catalog and related website, to Home Health Depot, Inc. This entity represented the Company’s Catalog segment.
Business Strategy
The Company has two reportable business segments — Pharmacy and Services.
The key elements of the Company’s on-going business strategy are:
Business line focus. The Company has refocused its business strategy to support its overall vision of “Keeping People at Home and Healthier Longer”. Population demographics, the need for more effective management of medication for targeted groups and the projected demand for home health care are key drivers behind this strategic focus. The Company provides various health care services and products that fulfill these market needs. These services and products include specialty pharmacy services, medication management services and home care services.
The Company will focus on its Pharmacy business going forward. The Pharmacy segment operates under the DailyMedTM brand and the Company intends to promote this brand in the market as the leading provider of medication management services.
Organic growth and potential acquisitions. In the short term, the Company is focused on organic growth of its pharmacy business. With the launch of its proprietary DailyMed™ medication management program, the Company has experienced the largest organic growth (both in percentage and revenue terms) in the Pharmacy business segment, and this trend is expected to continue. In addition to organic growth, longer term, the Company will consider acquisition opportunities in the pharmacy markets, as capital availability permits.
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

Reduction of SG&A expense. The Company continues to focus on reducing its overall level of selling, general and administrative (“SG&A”) expense. During the past three years, the Company has implemented several actions designed to reduce SG&A expense, including exiting unprofitable business lines, reducing headcount, closing and consolidating executive and support offices, and reducing professional fees. The Company constantly evaluates further cost reduction opportunities. In light of the sale of certain businesses during fiscal 2010 and 2011, the revenue of the Company has been reduced, and the scope of its activities has been narrowed. As a result, management made additional reductions in SG&A expenses during fiscal 2011, principally at the corporate level, to bring these expenses more in line with the size and scope of current business operations. When the sale of the Services segment is completed, it is anticipated that the Company will make further reductions in SG&A expenses to bring its expense structure more in line with the size and scope of a single segment business.
Centralized management with local delivery of products and services. The Company’s Executive Committee includes the Chief Financial Officer, Chief Operating Officer and Executive Vice President of Pharmacy Operations and is chaired by the President/Chief Executive Officer. The Executive Committee oversees all day-to-day aspects of the Company’s business including the establishment of operational policies and procedures. Subject to the review and approval of the Company’s Board of Directors, the Executive Committee sets the strategic direction for each business segment and establishes appropriate financial targets and controls. However, the strategies for delivery of the Company’s services and products are done at a business segment and local market level. Within the Services segment, regional/local managers are given responsibility for tailoring their service and product mix in each office to meet the needs of the regional and local customers they serve.
Our Operating Segments
As indicated above, the Company’s services operate in two segments. These segments and their service and product offerings are discussed in more detail below.
Pharmacy Segment. The Pharmacy segment offers the Company’s DailyMed™ medication management system, which was acquired as part of its purchase of PrairieStone Pharmacy, LLC in February 2007. DailyMed™ transfers a patient’s prescriptions, over-the-counter medications and vitamins and organizes them into pre-sorted 28-day supply packages marked with the date and time each dosage should be taken. Our registered pharmacists review the patient’s panel of medications at the time a patient is enrolled and periodically perform more detailed medication therapy management (“MTM”) reviews to ensure the safety and effectiveness of the patient’s medications. DailyMed™ is aimed at reducing medication errors, improving medication adherence and ultimately lowering the cost of health care for its target customers. The Company is focused on marketing its DailyMed™ products and services through managed care providers and others responsible for managing the health care costs of the targeted population. The Company plans to invest in DailyMed™ as the need for improved systems for medication management creates growth opportunities for this segment.
The Pharmacy segment operates from two locations. The Indianapolis, Indiana pharmacy operation shares a facility with the corporate headquarters. All customer enrollment, customer service, MTM reviews and adjudication and collection of claims are performed from the Indianapolis location. It also houses the administrative overhead employees for the Pharmacy segment, including finance/accounting, compliance, information technology and human resources. The Pharmacy also has contracted operations in California where prescriptions are processed, reviewed and shipped to patients in California.
Numerous companies provide products and services in the pharmacy industry. These companies include community-based retail pharmacies, some of whom operate on a national level, and independents operating from a small number of locations; long-term care pharmacies, which provide pharmacy products and services to long-term care facilities such as assisted living and skilled nursing facilities; and providers of MTM services. The Company believes it has a unique competitive position. The Company has integrated various aspects of pharmacy product distribution and MTM services into a method of providing an enhanced system of medication management.
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

The Services segment operates through a network of both company-owned offices, as well as affiliate offices that are locally owned and operated under a contractual arrangement with the Company. The Company and the affiliate offices share the gross margin on business generated by the affiliate office using a revenue-based formula. The affiliate offices market to local customers and service the contracts between the Company and those customers. The affiliates also recruit local field staff, which are employed by the Company, and manage the day-to-day assignment of the field employees to meet customer needs. In the Services segment, sales through affiliate offices represent approximately 66% of net revenue, with 34% of sales being done through company-owned offices. The mix of company-owned sales has increased over the past two years as the Company has converted several affiliate offices into company-owned locations.
The sales activity for home care and medical staffing services is primarily performed at company-owned and affiliate offices in local markets across the United States. In the home care market, these offices work with a wide range of referral sources and also sell directly to consumers. Referral sources for home care services include elder law attorneys, financial counselors, case managers, geriatric care managers, physicians, medical social workers, facility discharge planners and numerous other entities that influence the purchase of home care services. Selling efforts focus on our ability to provide high quality, cost-effective services, in a consistent, reliable fashion, performed by trained caregivers who are employed directly by the Company. The Company serviced more than 9,900 home care clients in fiscal 2011.
The sales activity for medical staffing is also primarily performed at the local office level. Sales are done via direct contacts with a wide variety of acute-care and sub-acute care facilities, including hospitals, rehabilitation facilities, skilled nursing facilities, hospices and others. Selling efforts focus on our ability to provide highly-skilled staff, often on short notice, on a cost-effective basis. Some facilities utilize vendor managed services (“VMS”) providers who contract on their behalf for these services. The Company serviced approximately 540 facilities in fiscal 2011.
The Company also has a central contracting group that pursues contracts for home care and medical staffing services on a national and regional level. These activities are coordinated with the local offices expected to provide the services.
Recruitment of home care and medical staffing personnel is conducted at the local level. Each local office has a different mix of clients and, therefore, has its own requirements for the employees needed to service these clients. All employees hired by the Company go through a rigorous screening process that includes criminal background checks, drug screening and skills assessments and undergo a variety of training to ensure compliance and quality service.
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
Segment Financial Information
Financial information about the segments can be found in Item 7 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements included under Item 8 of this report.
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
Our operations are subject to: Medicare and Medicaid reimbursement laws; laws permitting Medicare, Medicaid and other payers to audit claims and seek repayment when claims have been improperly paid; laws such as the Health Insurance Portability and Accountability Act (“HIPPA”) regulating the privacy of individually identifiable health information; laws prohibiting kickbacks and the exchange of remuneration as an inducement for the provision of reimbursable services or products; laws regulating physician self-referral relationships; and laws prohibiting the submission of false claims. Health care is an area of rapid regulatory change. Changes in laws and regulations, as well as new interpretations of existing laws and regulations, may affect permissible activities, the relative costs associated with doing business and reimbursement amounts paid by federal, state and other third party payors. We cannot predict the future changes in legislations and regulations, but such changes could have a material adverse impact on the Company.
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
Employees
The Company employs full-time management and administrative employees throughout the United States. In addition, the Company employs a variety of field staff, including health care professionals and caregivers, to service the needs of our customers. The following summarizes the number of full time or part time management and administrative employees by segment as of March 31, 2011:

Pharmacy	61
Services	131
Corporate	37

Total	229

In addition to the above, the Services segment employed approximately 4,000 field employees as of March 31, 2011. We have no unionized employees and do not have any collective bargaining agreements. We believe our relationships with our employees are good.
Supply
We purchase supplies from various vendors. While we utilize one vendor for a majority of our pharmaceutical purchases, we are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.
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
Executive Officers
The following table sets forth information concerning our executive officers, including their ages, positions and tenure:

			Served as Executive
Name	Age	Position(s)	Officer Since
Marvin R. Richardson	53	President and Chief Executive Officer	February 2007
Matthew R. Middendorf	41	Chief Financial Officer, Secretary and Treasurer	February 2008
Steven L. Zeller	54	Chief Operating Officer and General Counsel	September 2007
Charles L. Goodall	49	Executive Vice President, Pharmacy Operations	April 2011
Marvin R. Richardson. Mr. Richardson, who has over 30 years of health care and retail pharmacy experience, joined the Company in conjunction with its acquisition of PrairieStone Pharmacy, LLC in February 2007. In 2003, he co-founded PrairieStone Pharmacy LLC headquartered in Minneapolis, Minnesota and served as President and CEO. While at PrairieStone, DailyMed™ was launched — a comprehensive Medication Therapy Management (MTM) program along with compliance packaging of pharmaceuticals geared to help those in need better manage their conditions while helping payers reduce unnecessary costs associated with medication waste, avoidable hospitalizations and unintended long-term care admissions. The company was named “Chain of the Year” by Drug Topics magazine in 2005. Prior to his involvement with PrairieStone, Mr. Richardson held various management positions with the Walgreen Co. and was Senior Vice President of Pharmacy Operations for Rite Aid Corporation, overseeing Rite Aid’s 3,500 operating pharmacies. Richardson is a 1980 graduate of Purdue University, where he earned his Bachelor of Science degree in Pharmacy. He received the Pharmacy Distinguished Alumni Award in 2008 and was named to the Purdue University Foundation Development Council in 2008. He also serves on the Board of Directors for the Mental Health America of Indiana Association. He has been an advisor to several major government leaders on healthcare policy including Vice President Dan Quayle and current New York City Deputy Mayor and former Indianapolis Mayor Stephen Goldsmith.
Matthew R. Middendorf, Chief Financial Officer, Secretary and Treasurer, joined the Company in February 2008 as Chief Financial Officer. Mr. Middendorf previously served as a consultant to the Company, providing day-to-day financial and accounting support to the Interim CFO and working on special projects for the CEO. He has responsibility for internal and external reporting, planning and analysis, and corporate and business unit accounting. Mr. Middendorf formerly served as the Corporate Controller and Director of Financial Reporting for Workstream, Inc., a publicly-traded human resources software company. He worked in public accounting for more than a decade, most recently with Grant Thornton in its Seattle office; and, has significant experience working with mid-size companies in the technology, healthcare and banking industries. Mr. Middendorf holds a Bachelor of Science Degree in Accountancy from the University of Illinois and passed the CPA Exam in 1992.

Steve L. Zeller, Chief Operating Officer, joined the Company in September 2007 as part of the Executive Committee. Mr. Zeller is responsible for managing the Company’s day-to-day operations that are reported to the Board of Directors and Chief Executive Officer. Mr. Zeller assumed the additional responsibility of General Counsel in 2011. From 2006 to September 2007, Mr. Zeller was President of BestCare Travel Staffing, LLC, an Arcadia affiliate providing travel nursing and allied health services, a position he held until February 2009. Prior to becoming an Arcadia affiliate in 2006, Mr. Zeller served as a division president for SPX Corporation from 2003 to 2005 and was employed for 18 years at Cummins, Inc., where he last served as Vice President and Managing Director for a European-headquartered power generation subsidiary. He received his Juris Doctor degree from Indiana University in 1981 where he graduated Summa Cum Laude, and received a B.A. in Economics from The College of William and Mary in 1978.
Charles L. Goodall, Executive Vice President of Pharmacy Operations, joined Arcadia Resources in June 2009 and is responsible for managing the Company’s day-to-day pharmacy operations. Prior to joining the Company, Mr. Goodall worked for Walgreens for 25 years and held various positions including Divisional Vice-President of Pharmacy Technology Services where he was responsible for all pharmacy technology systems’ maintenance and development. He received a B.S. degree in pharmacy from Purdue University in 1984 with honors where he currently serves on the Deans Advisory Council. He received an M.S. degree in information technology from Northwestern University McCormick School of Engineering in 2002. Mr. Goodall has also attended The Wharton School of Business, University of Pennsylvania and Fuqua School of Business, Duke University. He has lectured at over 20 colleges and universities on the topic of pharmacy and technology. He also holds 11 U.S. patents on pharmacy technology and processes.

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
We have a history of operating losses and negative cash flow. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and adversely affect our ability to meet the financial covenants contained in our credit agreements. Further, if we continue to incur operating losses and negative cash flow, we may have to implement further significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain assets or subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will need to increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.
Our indebtedness could adversely affect our financial condition and operations, prevent us from fulfilling our debt service obligations and adversely affect our ability to operate our business.
We have $39.5 million of outstanding debt as of March 31, 2011, of which $34.9 million matures in April 2012.
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
The Company may not be successful in selling its Services segment, which is necessary to generate cash to fund the remaining operations.
The Company’s Board of Directors has committed to a plan to sell the Services segment, and management is actively engaged in the sale of this business. The anticipated proceeds from the sale of this business will be used for general corporate purposes, including funding the remaining Pharmacy operations, capital expenditures and repayment of debt, as determined appropriate by the Company’s Board of Directors. The Board of Directors intends to seek approval of any such sale from the Company’s shareholders. If the Company cannot identify a financially capable buyer who is willing to pay an appropriate price for the Services segment in a timely manner, or if shareholders do not approve the sale, the Company would be forced to implement further cost cutting measures. We cannot assure that any of the cost cutting measures we implement would be effective or result in profitability or positive cash flow.

With the sale of our Services segment, the Company results will be entirely dependent on the performance of its Pharmacy segment, which is still in its early stages of a broad market roll-out.
With the sale of our Services segment, the Company will have a single line of business, which is its Pharmacy segment. The Pharmacy segment is still in its early stages of a broad market roll-out. The business has not yet become profitable and currently has negative cash flow. The success of our Pharmacy segment is dependent on the viability and continued demonstration of the effectiveness of the DailyMed™ business model. As an innovative, first to market pharmacy care model, DailyMed™ is challenging the approach of traditional community based retail pharmacies and others to providing pharmacy products and services. It is providing a unique opportunity for at-risk payers to substantially reduce health care costs. Market adoption and customer acceptance are key to continued growth in revenues as is payer adoption of DailyMed™ as part of efforts to reduce overall health care spend. To date, competitive responses to DailyMed™ have yet to evolve. Our ability to grow revenue and receive compensation for the value-added services we provide are keys to the long-term financial viability of the DailyMed™ business model.
As part of a recapitalization or restructuring plan necessary to address the Company’s significant amount of outstanding debt, current and future shareholders could be substantially diluted.
The Company’s operating cash flow has generally been negative in recent quarters, and generating positive cash flow is highly dependent on the growth of Pharmacy segment revenues and improved profitability in that segment. The Company has a significant amount of debt that matures in April 2012, and it will not be able to generate sufficient positive cash flow from operations in that timeframe to repay this indebtedness. As a result, the Company will continue to explore options for dealing with these debt maturities, which could include renegotiation of the terms of these debt instruments with the current debt holders, raising additional capital (in the form of debt or equity) to refinance the outstanding debt, selling assets, including its Services segment, and using the proceeds to repay debt, other restructuring or recapitalization plans, or a combination thereof. Depending on the options pursued by the Company, the result could be substantial dilution of current and future holders of the Company’s common stock. There can be no assurance that any such recapitalization or debt restructuring plans will be successful.
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
Due to our debt level and the current conditions in the credit market, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for day-to-day operations, working capital, making potential acquisitions and for other purposes. This development would have a material adverse affect on our financial condition and liquidity, and there can be no assurance that we would be able to refinance our existing credit facility or obtain alternative financing.
We may not be able to meet the financial covenants contained in our credit facilities, and we may not be able to obtain waivers for any violations of those covenants should they occur.
Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. Specifically, we have a line of credit agreement with Comerica Bank with financial covenants relating to our Services segment. We were not in compliance with two financial covenants under our Comerica Bank line of credit as of September 30, 2010, but we received a waiver of this non-compliance from the bank. We were in compliance with these covenants as of March 31, 2011, but there is no assurance that the Company will be in compliance in future periods. Additionally, our H.D. Smith line of credit agreement includes certain financial covenants specific to our Pharmacy segment, which take effect with the fiscal quarter beginning January 1, 2012. If there are future covenant violations, our lenders could declare a default under the applicable credit facility and, among other actions, refuse to make additional advances, increase our borrowing costs, further restrict our operations, take possession or control of any asset (including our cash) and demand the immediate repayment of all amounts outstanding under the credit facility. Any of these actions could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance our existing credit facility or obtain alternative financing.

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
Our wholly-owned subsidiary RKDA, Inc. granted Comerica Bank a first-priority security interest in all of the issued and outstanding capital stock of its wholly-owned subsidiary, Arcadia Services, Inc. and Arcadia Services, Inc. and its subsidiaries granted Comerica Bank security interests in all of their assets. Effective April 2010, the Company granted H.D. Smith Wholesale Drug Co. a first priority security interest in all of the issued and outstanding ownership interest of its wholly-owned subsidiary PrairieStone Pharmacy, LLC, and PrairieStone granted H.D. Smith a security interest in all of its assets. Additionally, PrairieStone agreed to provide our lenders, JANA Master Fund, Ltd. (“JANA”), Vicis Capital Master Fund (“Vicis”), and LSP Partners, LP (“LSP”), a subordinated security interest in its assets. If an event of default occurs under the applicable credit agreements, each lender may, at its option, accelerate the maturity of the debt and exercise its respective right to foreclose on the issued and outstanding capital stock and/or on all of the assets of Arcadia Services, Inc. and its subsidiaries, and/or PrairieStone Pharmacy, LLC and its subsidiaries. Any such default and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue operations.
In order to fund operations, repay our debt obligations, or pursue our growth strategies, we may seek additional equity financing, which could result in dilution to our security holders and adversely affect our stock price.
In November 2010, the Company sold certain institutional investors an aggregate of 15,606,250 shares of common stock. The Company raised $4.4 million in net proceeds from this transaction. Additionally, in November 2009, the Company finalized a similar equity financing transaction whereby it raised $10.2 million through the sale of 15,857,141 shares of common stock and 7,135,713 warrants to purchase common stock. We may continue to raise additional financing through the equity markets to repay debt obligations and to fund operations. Because of the capital requirements needed to pursue our early-stage pharmacy growth strategies, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. If we obtain financing through the sale of additional equity or convertible debt securities, this could result in dilution to our security holders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.
To the extent we are unable to generate sufficient cash from operations or raise adequate funds from the equity or debt markets, we would need to sell assets or modify or abandon our growth strategy.
Our cash on hand and line of credit availability may not be adequate to satisfy our cash needs. To the extent that we are unable to generate sufficient cash from operations, or to raise additional funds from the equity or debt markets, we may be required to sell additional assets or modify or abandon our growth strategy. Asset sales and modification or abandonment of our growth strategy could negatively impact our profitability and financial position, which in turn could negatively impact the price of our common stock.
Given the recurring losses from operations and net capital deficiency, we received a going concern opinion from our independent auditors, which could negatively affect our business and results of operation.
After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2011, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to our recurring losses from operations and net capital deficiency. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management anticipates the need to for additional cash to fund operating activities during fiscal 2012 and is in the process of divesting its Services segment and is also exploring additional financing alternatives for its Pharmacy segment. If the Company is unable to generate additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its current business strategy.

Due to our low stock price and operating losses during recent fiscal years, our stock could be delisted by the NYSE Amex Equities Exchange.
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
On April 4, 2011, the Company received written notification from Amex indicating that because the Company’s average closing price of its common stock was less than $0.20 per share over a consecutive 30-day trading period, the Company was not in compliance with Section 1003(f)(v) of the NYSE Amex Company Guide. Amex advised that it deems it appropriate for the Company to effect a reverse stock split to remain in compliance with its continued listing standards and has given the Company until October 4, 2011 to effect such a split. The Company is currently considering its options to comply with Section 1003(f)(v).
In addition, as of March 31, 2011, due to its history of operating losses and negative stockholders’ equity, the Company has fallen below the minimum continued listing standards of Amex.
Delisting of our common stock could adversely affect the price and liquidity of our common stock.
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
The Health Information Technology for Economic and Clinical Health Act, or HITECH, established certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached. While we believe that we protect individuals’ health information, if our information systems are breached, we may experience reputational harm that could adversely affect our business. In addition, failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.
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
The success of our Services business depends upon our ability to continually secure new orders from home care clients, hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. We do not have long-term agreements or exclusive guaranteed order contracts with our home care, hospital and health care facility clients. We rely on our agencies to establish and maintain positive relationships with these clients. If we, or our agents, fail to maintain positive relationships with our home care, hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected. In addition, many of these clients may have devised strategies to reduce the expenditures on temporary healthcare workers and to limit overall agency utilization. If current pressures to control agency usage continue and escalate, we will have fewer business opportunities, which could harm our business.
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
Absent a divestiture of our Services segment, a significant decline in sales in our Services business would adversely impact our revenue, operating income and cash flow and our ability to repay indebtedness and invest in new products and services.
Our Services segment has traditionally accounted for the majority of our revenue, operating profit and cash flow. There can be no assurance that this business will continue to generate cash flows at the levels generated in recent periods. Failure to achieve our sales targets in this market segment would adversely impact our revenue. While operating expense reductions and other actions would be taken in response to a decline in projected sales, such a reduction could adversely affect our projected operating income and cash flow. If this were to occur, we would have less cash available to fund our Pharmacy segment and repay indebtedness.
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
The market price of our common stock has fluctuated over a wide range, and it is likely that it will continue to do so in the future. During fiscal 2011, the Company’s stock price decreased from a high of $0.75 during the first quarter to a low of $0.10 in the fourth quarter. Limited demand for our common stock has resulted in limited liquidity, and it may be difficult to dispose of our securities. Due to the volatility of the price of our common stock, an investor may be unable to resell shares of our common stock at or above the price paid for them, thereby exposing an investor to the risk that he may not recoup an investment in our common stock or earn a return on such an investment. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities. If we are the target of similar litigation in the future, we would be exposed to incurring significant litigation costs. This would also divert management’s attention and resources, all of which could substantially harm our business and results of operations.
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
Warrants to purchase approximately 12.1 million shares of our common stock were issued and outstanding as of March 31, 2011, and these warrants had exercise prices ranging from $0.13 to $0.95. Options to purchase approximately 8.9 million shares of our common stock were issued and outstanding as of March 31, 2011, and these options had exercise prices ranging from $0.18 to $2.92. As of March 31, 2011, none of the outstanding warrants or options were “in the money”. The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 5.1 million shares as of March 31, 2011 for future grants.
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
We rely upon our affiliated agencies and our internal sales force to sell our home care and medical staffing services and our internal sales force to sell our pharmacy products and services. Arcadia Services’ affiliated agencies are owner-operated businesses. The primary responsibilities of Arcadia Services’ affiliated agencies include the recruitment and training of field staff employed by Arcadia Services and generating and maintaining sales to Arcadia Services’ customers. The arrangements with affiliated agencies are formalized through a standard contractual agreement, which states performance requirements of the affiliated agencies. Our employees provide the services to our customers, and the affiliated agents and internal sales force are restricted by non-competition agreements. In the event of loss of our affiliated agents or internal sales force personnel, we would recruit new sales and marketing personnel and/or affiliated agents, which could cause our operating costs to increase and our sales to fall in the interim.
Any additional impairment of intangible assets could negatively impact our results of operations.
During fiscal 2011, 2010 and 2009, we wrote off an aggregate of $2.5 million, $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets. As of March 31, 2011, we have $7.1 million of Service segment intangible assets remaining on our balance sheet. These intangibles are subject to an impairment test whenever events and circumstances indicate possible impairment. Intangible assets are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded intangible assets for such business. Future determinations of significant write-offs of intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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
On March 23, 2010, the President signed into law the Health Reform Law. The Health Reform Law is broad, sweeping reform, and is subject to change, including through the adoption of related regulations, the way in which its provisions are interpreted and the manner in which it is enforced. We cannot assure you that such provisions of the Health Reform Law will not adversely impact our business, results of operations or financial results. We may be unable to mitigate any adverse effects resulting from the Health Reform Act.

We are subject to reviews, compliance audits and investigations that could result in adverse findings that negatively affect our net service revenues and profitability.
As a result of our participation in Medicaid and other governmental programs, and pursuant to certain of our contractual relationships, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payers and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. Any termination of one or more of our locations from a government program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.
Payments we receive in respect of Medicaid can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payers may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payers may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability.
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
Our corporate headquarters and Pharmacy segment share a facility in Indianapolis, Indiana. Our Services segment administrative support office is located in Southfield, Michigan. Additionally, our Services segment operates local offices in 18 states and approximately 65 locations. All facilities are leased and have lease expiration dates ranging from 2011 to 2017.
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

	Fiscal Year Ended March 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$0.34	$0.42	$0.58	$0.75
Low	$0.10	$0.27	$0.37	$0.39

	Fiscal Year Ended March 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$0.74	$1.09	$1.24	$0.74
Low	$0.35	$0.38	$0.57	$0.38
There is no established market for our warrants to purchase common stock. The Company’s warrants are not quoted by NYSE Amex, nor are they listed on any exchange. We do not expect our warrants to be quoted by the NYSE Amex or listed on any exchange. As a result, an investor may find it difficult to trade, dispose of, or to obtain accurate quotations of the price of our warrants.
There are 260 record holders of our common stock as of May 31, 2011. The number of record holders of our common stock excludes an estimate of the number of beneficial owners of common stock held in street name, totaling approximately 174.1 million shares held by approximately 2,000 shareholders. The transfer agent and registrar for our common stock is Computershare, 7530 Lucerne Drive, Ste. 305, Cleveland, Ohio, 44130 (440-239-7361).
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

Stock Performance Graph
The following graph compares the percentage change in the cumulative total shareholder return on the Company’ Common Stock during the period beginning April 1, 2006 and ending March 31, 2011 with the NYSE Amex index, a peer group index comprised of the following companies: Almost Family, Inc., Amedisys, Inc., Genitiva Health Services, Inc., LHC Group, Inc., Omnicare, Inc., and Pharmerica Corp. The stock prices shown are historical and do not determine future performance.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated summary financial data is set forth in the table below. You should read the following summary consolidated financial data in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2009	2008	2007
Revenues, net	$100,041	$98,084	$100,999	$99,216	$102,899
Cost of revenues	72,636	70,274	70,749	70,690	73,186

Gross profit	27,405	27,810	30,250	28,526	29,713
Selling, general and administrative expenses	36,403	38,500	38,565	35,501	34,005
Depreciation and amortization	1,380	1,300	1,513	1,769	1,923
Goodwill and intangible asset impairment	2,500	14,599	22,619	—	—

Operating loss	(12,878)	(26,589)	(32,447)	(8,744)	(6,215)
Total other expenses	2,376	2,422	8,634	3,765	3,041

Loss from continuing operations before income taxes	(15,254)	(29,011)	(41,081)	(12,509)	(9,256)
Current income tax expense	33	29	122	207	88

Loss from continuing operations	(15,287)	(29,040)	(41,203)	(12,716)	(9,344)

Discontinued operations:
Loss from discontinued operations	(464)	(2,603)	(4,009)	(10,725)	(34,361)
Net gain (loss) on disposal	1,400	557	(1,258)	43	—

	936	(2,046)	(5,267)	(10,682)	(34,361)

NET LOSS	$(14,351)	$(31,086)	$(46,470)	$(23,398)	$(43,705)

Basic and diluted loss per share:
Loss from continuing operations	$(0.08)	$(0.17)	$(0.31)	$(0.10)	$(0.10)
Loss from discontinued operations	(0.00)	(0.02)	(0.04)	(0.09)	(0.38)

	$(0.08)	$(0.19)	$(0.35)	$(0.19)	$(0.48)

Weighted average number of basic and diluted common shares outstanding	185,796	166,840	134,583	122,828	91,433

	As of March 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (excluding assets/liabilities of discontinued operations):
Total current assets	$16,435	$19,575	$8,604	$24,770	$24,927
Working capital	9,559	8,004	10,283	17,835	(1,104)
Total assets	26,131	32,133	45,990	53,619	54,778

Total long-term debt, including current maturities	39,525	33,964	38,936	38,735	44,044
Total liabilities	46,187	44,562	49,558	49,775	34,588
Total stockholders’ (deficit) equity	(20,056)	(11,775)	9,833	49,797	54,084

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Identified below are some of the more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see “Note 1 — Description of Company and Significant Accounting Policies” in the notes to the consolidated financial statements.
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
The Company has two reporting units included in continuing operations: Services and Pharmacy. These reporting units are also the Company’s two reportable business segments. The following table represents goodwill by reporting unit as of March 31:

	2011	2010	2009
Services	$—	$—	$14,553
Pharmacy	—	2,500	2,500

Total Goodwill	$—	$2,500	$17,053

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
Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill (“net book value”). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. In addition, the Company makes certain judgments about the allocation of corporate overhead costs in order to calculate the fair values of each of the Company’s reporting units. Estimates of future revenue and expenses associated with each reporting unit are the most sensitive of estimates related to the fair value calculations. Other factors considered in the fair value calculations include assumptions as to the business climate, industry and economic conditions. The assumptions are subjective and different estimates could have a significant impact on the results of the impairment analyses. In determining the appropriate assumptions, management considers historic trends as well as current activities and initiatives.
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
Internal Revenue Code Section 382 rules limit the utilization of net operating losses following a change in control of a company. It has been determined that a change in control of the Company took place at the time of the reverse merger in 2004. Therefore, the Company’s ability to utilize certain net operating losses generated by Critical Home Care will be subject to severe limitations in future periods, which could have an effect of eliminating substantially all the future income tax benefits of the respective net operating losses. Tax benefits from the utilization of net operating loss carry-forwards will be recorded at such time as they are considered more likely than not to be realized.

Fiscal Year Ended March 31, 2011 Compared to the Fiscal Year Ended March 31, 2010
The Company’s Board of Directors has committed to a plan to sell the Services segment, and management is actively engaged in the sale of this business. The Company intends to seek approval from the Company’s shareholders for any such sale, and since such approval had not been obtained by March 31, 2011, the accompanying consolidated financial statements reflect the Services segment as a continuing operation. Upon approval of a definitive agreement by the Company’s Board of Directors and subsequent shareholder approval, should it be obtained, the Services segment will begin to be reflected as a discontinued operations in the Company’s current and historical consolidated financial statements. Management anticipates obtaining the necessary approvals and completing the sale of the Services segment by October 2011.
Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2011	2010
Services	83,328	86,635
Pharmacy	16,713	11,449

Revenues, net	100,041	98,084
Cost of revenues	72,636	70,274

Gross profit	27,405	27,810

Selling, general and administrative expenses	36,403	38,500
Depreciation and amortization	1,380	1,300
Goodwill and intangible impairment	2,500	14,599

Total operating expenses	40,283	54,399

Operating loss	(12,878)	(26,589)

Other expenses (income):
Interest expense, net	3,799	3,371
Change in fair value of warrant liability	(1,423)	(979)
Other	—	30

Total other expenses (income)	2,376	2,422

Net loss before income tax expense	(15,254)	(29,011)
Income tax expense	33	29

Net loss from continuing operations	$(15,287)	$(29,040)

Weighted average number of shares — basic and diluted	185,796	166,840
Net loss from continuing operations per share — basic and diluted	$(0.08)	$(0.17)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$83,328	83.3%	$86,635	88.3%	$(3,307)	-3.8%
Pharmacy	16,713	16.7%	11,449	11.7%	5,264	46.0%

	100,041	100.0%	98,084	100.0%	1,957	2.0%

Cost of revenues:
Services	58,342		60,247		(1,905)	-3.2%
Pharmacy	14,294		10,027		4,267	42.6%

	72,636		70,274		2,362	3.4%

	Gross		Gross
	Margin %		Margin %
Gross margins:
Services	24,986	30.0%	26,388	30.5%	(1,402)	-5.3%
Pharmacy	2,419	14.5%	1,422	12.4%	997	70.1%

	$27,405	27.4%	$27,810	28.4%	$(405)	-1.5%

Services Segment
The following table summarizes the Services segment revenues by type for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)

Home care	$67,116	80.5%	$68,511	79.2%	$(1,395)	-2.0%
Per diem medical staffing	11,014	13.2%	12,296	14.2%	(1,282)	-10.4%
Travel staffing	5,198	6.3%	5,828	6.6%	(630)	-10.8%

Total Services	$83,328	100.0%	$86,635	100.0%	$(3,307)	-3.8%

The Services segment remains the largest source of revenue for the Company. Services revenue comes from two business lines, Home Care and Medical Staffing. Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.
For fiscal 2011, Home Care revenue as a percentage of total Services segment revenue increased to 80.5% as compared with 79.2% for the prior year. Home Care revenues fell by $1,395,000, or 2.0%, to $67,116,000 from $68,511,000 compared to the prior year. Home Care revenue from government programs declined compared to the prior year as various state waiver and community-based programs reduced reimbursement rates, limited hours per program participant, put moratoriums on new program enrollments or a combination of the three. This impacted the Company’s business in several key markets, including Arizona, Washington, North Carolina and California. In addition, private duty Home Care revenue was impacted compared to the prior year by high unemployment rates and the resulting availability of family caregivers in lieu of our services, and the impact of lower retirement savings and investment accounts on the demand for private pay services.

Total Medical Staffing revenue declined 10.5% compared to the prior year to $16,212,000 from $18,124,000. Per diem medical staffing declined 10.4% over the prior year, while travel nursing and allied health medical staffing decreased 10.8% compared to the prior year. Overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities. In February 2011, the Company was notified that it was not awarded a new contract to provide travel nurses to the North Carolina Department of Corrections, which accounted for approximately $4,100,000 in revenue during fiscal 2011, because of lower price proposals received from other vendors. The Company’s appeal of this decision was denied on June 3, 2011.
The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $55,135,000 for fiscal 2011 compared to $58,822,000 for the prior year. This $3,687,000, or 6.3%, decrease in revenue was driven by lower levels of Medical Staffing as well as some reduction in Home Care revenues in some Affiliate locations. The Company-Owned locations revenue increased by $382,000, or 1.4%, to $28,194,000 during fiscal 2011 compared to the prior year. The Affiliate locations accounted for 66.2% of total Services segment revenue during fiscal 2011, and this percentage is down slightly from 67.9% for the prior year.
Gross margin in the Services segment was 30.0% for fiscal 2011, which represents a slight decrease from 30.5% for the prior fiscal. While the overall mix of higher margin Home Care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix.
Pharmacy Segment
Revenue increased by $5,264,000, or 46.0%, to $16,713,000 during fiscal 2011 compared to the prior year. This growth was driven by the Company’s DailyMed program. During the second half of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a rapid pace. The revenue growth in fiscal 2011 was primarily driven by the Company’s relationship with WellPoint. In June 2009, the Company announced the signing of an agreement with WellPoint. Under this agreement, the Company initiated the DailyMed medication management program to certain WellPoint Medicaid members in specific states where WellPoint companies provide Medicaid managed care benefits. The Company is currently serving WellPoint’s members in California, Kansas, South Carolina, and Virginia. The WellPoint agreement currently runs through July 2015.
The costs of revenue include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for fiscal 2011 were 14.5% compared to 12.4% for the prior year. The margin improvement was primarily attributable to improved drug pricing under its new prime vendor agreement with H.D. Smith, which was executed in April 2010. Additionally, subsequent to the amendment to the WellPoint agreement in August 2010, the Pharmacy began recognizing revenue from the additional fees being generating for the services provided through the DailyMed program. This incremental revenue has no additional cost of goods sold associated with it, which resulted in margin improvement.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2011	SG&A	2010	SG&A	(Decrease)	(Decrease)

Services	20,043	55.1%	22,003	57.1%	(1,960)	-8.9%
Pharmacy	8,080	22.2%	7,069	18.4%	1,011	14.3%
Corporate	8,280	22.7%	9,428	24.5%	(1,148)	-12.2%

	$36,403	100.0%	$38,500	100.0%	$(2,097)	-(5.4%)

SG&A as a % of net revenue	43.7%		44.4%
Services Segment
The Services segment selling, general and administrative expense decreased to $20,043,000 for fiscal 2011 compared to $22,003,000 for the prior year. This $1,960,000, or 8.9%, decrease was primarily due to decreases in commissions paid to Affiliates and bad debt expense. Affiliate commissions are based on the gross margins of the individual Affiliates, and the $958,000, or 8.7%, decrease is approximately consistent with the 6.3% decrease in Affiliate revenue. Additionally, bad debt expense decreased by $679,000 over the prior fiscal year. The Services business has focused on improving its cash collections on both current and past due accounts and has both reduced the absolute dollar level of past due accounts, particularly over 150 days, as well as decreased its days’ sales outstanding. The improved management of accounts receivable has resulted in the need for a lower allowance for doubtful accounts provision than in the prior year. The selling, general and administrative expense for the Services segment does not include costs that are incurred at the corporate level but which include personnel and expenses used to support the Services business.
Pharmacy Segment
The Pharmacy segment selling, general and administrative expense increased by $1,011,000, or 14.3%, to $8,080,000 during fiscal 2011 compared to fiscal 2010. In general, the increase in Pharmacy expenses was due to the significant growth in revenue year over year. Specifically, total labor costs increased by $209,000 during fiscal 2011 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume and to support the patient care component of the DailyMed program. With patient enrollment efforts associated with the WellPoint agreement, the Company also incurred $472,000 in costs associated with an external call center during fiscal 2010. Shipping costs and bad debt expense also increased during the year by $393,000 and $147,000, respectively, which was consistent with the revenue growth. The remaining increase during the fiscal 2011 was due to various other administrative expenses, including travel, marketing materials, and various service fees, that increased with the growth in revenue and headcount that has occurred over the prior year. The selling, general and administrative expense for the Pharmacy segment does not include costs that are incurred at the corporate level but which include personnel and expenses used to support the Pharmacy business.
Corporate
Corporate overhead decreased by $1,148,000, or 12.2%, to $8,280,000 for fiscal 2011 compared to $9,428,000 for the prior year. The decrease was due to a $769,000 reduction in professional and legal expenses and a $289,000 reduction in insurance costs. The reduction in legal fees was the primary driver in the lower professional fees as the Company was involved in fewer disputes and claims in the current year compared to the prior year. Insurance costs were lower due to reductions in premiums effective with the policy year that began in September 2010.

Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$808	$665	143	21.5%
Amortization of acquired intangible assets	572	635	(63)	-9.9%

Depreciation and amortization	$1,380	$1,300	$80	6.2%

Depreciation and amortization of property and equipment increased by $143,000 or 21.5%, during fiscal 2011 compared to the prior year. The increase reflects the increase in the depreciation expense relating to recently acquired pharmacy equipment and software.
Amortization of acquired intangible assets decreased by $64,000, or 10.1%, during fiscal 2011 compared to the prior year. The decrease reflects a slight decrease in the amortization expense associated with customer relationships. The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.
Goodwill and Intangible Asset Impairment
The following table summarizes goodwill and intangible asset impairment charges for the fiscal years ended March 31, (in thousands):

	2011	2010

Services:
Goodwill	$—	$14,599

	—	14,599

Pharmacy:
Goodwill	2,500	—

	2,500	—

Total	$2,500	$14,599

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.
Fiscal 2011
As part of the fourth quarter fiscal 2011 Pharmacy goodwill impairment analysis, the Company recognized that based on recent growth trends and other factors surrounding the timing and amount of future revenue and cash flow streams, the Company determined that it was appropriate to write off the remaining goodwill balance and recorded a $2,500,000 impairment charge.
Fiscal 2010
During fiscal 2009 and 2010, the Services segment as a whole had seen declining revenue, and the decline was primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provided both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During the same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. Management’s ability to predict the timing and extent of the segments recovery was subject to some uncertainty. Therefore, management focused on more recent trends in its annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there was no remaining goodwill associated with the Services segment.

In conjunction with the fiscal 2009 goodwill impairment analysis (as described below), the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. As evidenced by the annual revenue growth in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during the year, but it continued to be in the early stages of development. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and on industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assumed new payer relationships similar to the WellPoint relationship. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which would generate higher margins than drug revenue. Management also estimated that SG&A as a percentage of revenue would improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the analysis was not considered necessary.
Interest Expense and Income
The following table summarizes interest expense and income for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
Interest expense	$3,810	$3,395	$415	12.2%
Interest income	(11)	(24)	13	-54.2%

	$3,799	$3,371	$428	12.7%

Interest expense for fiscal 2011 increased by $415,000, or 12.2%, to $3,810,000 as compared to the prior year. Total interest expense includes the amortization of debt discounts and deferred financing costs of $391,000 and $332,000 for fiscal 2011 and 2010, respectively. Additionally, interest expense includes non-cash interest that was added to the principal balance of the outstanding debt of $2,892,000 and $2,397,000 for fiscal 2011 and 2010, respectively. Cash paid for interest totaled $527,000 and $623,000 during fiscal 2011 and 2010, respectively, and this amount primarily includes the interest due on the Comerica Bank line of credit.
The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal 2011 was $38.1 million compared to $35.0 million for fiscal 2010, which represents an increase of 8.8%. The increase in the total debt balance was the primary driver for the increase in interest expense during the current year. The increase in total debt was primarily due to the increase in the amounts due to H.D. Smith under the line of credit agreement executed in April 2010 and the additional non-cash interest that was added to the principal balance for certain notes.
Change in Fair Value of Warrant Liability
As of March 31, 2011 and 2010, the 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. Additionally, the 500,000 warrants issued to H.D. Smith that vested effective March 31, 2011 were originally recorded as a warrant liability from their issuance date in April 2010 until the vesting date, at which time these warrants were reclassified to permanent equity. The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the consolidated statement of operations. The total gain of $1,423,000 and $979,000 on the change in fair value of the warrant liability during fiscal 2011 and 2010, respectively, was primarily due to the changes in our stock price.

Income Taxes
Income tax expense was $33,000 for the year ended March 31, 2011 compared to $29,000 for the year ended March 31, 2010, an increase of $4,000.
Due to the Company’s losses in recent years, it has paid nominal federal income taxes. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax asset balance to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carry-forward for tax purposes totaling $78.4 million that expires at various dates through 2031. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carry-forwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carry-forwards will be subject to severe limitations in future periods.

Earnings (Loss) from Discontinued Operations
The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Year Ended March 31, 2011
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net:	$—	$3,194	$—	$660	$3,854
Cost of revenue	—	2,541	—	397	2,938

Gross profit	—	653	—	263	916

Selling, general and administrative	—	923	—	372	1,295
Depreciation and amortization	—	85	—	—	85

Total operating expenses	—	1,008	—	372	1,380

Gain (loss) from operations	—	(355)	—	(109)	(464)
Net gain (loss) on disposal	686	127	655	(68)	1,400

Earnings (loss) from discontinued operations	$686	$(228)	$655	$(177)	$936

	Year Ended March 31, 2010
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net	$1,223	$4,054	$1,423	$1,813	$8,513
Cost of revenue	979	3,078	511	1,095	5,663

Gross profit	244	976	912	718	2,850

Selling, general and administrative	290	1,426	2,251	795	4,762
Depreciation and amortization	3	600	88	—	691

Total operating expenses	293	2,026	2,339	795	5,453

Gain (loss) from operations	(49)	(1,050)	(1,427)	(77)	(2,603)
Net gain (loss) on disposal	201	(30)	386	—	557

Earnings (loss) from discontinued operations	$152	$(1,080)	$(1,041)	$(77)	$(2,046)

Services Segment
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had then been a part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2011 and 2010, the Company received $683,000 and $72,000, respectively, in earn out payments and recorded these amount as additional gain on the transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.
Based on the original sales price, the Company recorded an impairment charge of $2,403,000 in the fourth quarter of fiscal 2009.

Pharmacy Segment
In March 2011, the Company ceased operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements. A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location. The cost to close the Minnesota facility was immaterial.
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price was held back by the buyer in order to cover the Company’s contingent obligations. In January 2011, the Company received $190,000 of the original amount held back. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.
HHE Segment
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in fiscal 2011, the buyer and the Company settled these claims and the final payment relating to this transaction of $500,000 was released to the Company.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount, which was recognized as an additional gain on the sale. During fiscal 2011, the Company received the final payment of $155,000. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.
Based on the combined sales price of the HHE businesses sold in May 2009, the Company recorded an impairment charge of $540,000 in the fourth quarter of fiscal 2009.
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
Catalog Segment
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. The Company recorded a loss of $6,000 during fiscal 2011 in conjunction with this disposal. This entity represented the Company’s Catalog segment.

Fiscal Year Ended March 31, 2010 Compared to the Fiscal Year Ended March 31, 2009
Results of Continuing Operations (in thousands, except per share amounts)

	Years Ended
	March 31,
	2010	2009
Services	86,635	97,537
Pharmacy	11,449	3,462

Revenues, net	98,084	100,999
Cost of revenues	70,274	70,749

Gross profit	27,810	30,250

Selling, general and administrative expenses	38,500	38,565
Depreciation and amortization	1,300	1,513
Goodwill and intangible asset impairment	14,599	22,619

Total operating expenses	54,399	62,697

Operating loss	(26,589)	(32,447)

Other expenses (income):
Interest expense, net	3,371	4,072
Loss on extinguishment of debt	—	4,487
Change in fair value of warrant liability	(979)	—
Other	30	75

Total other expenses	2,422	8,634

Net loss before income tax expense	(29,011)	(41,081)
Income tax expense	29	122

Net loss from continuing operations	$(29,040)	$(41,203)

Weighted average number of shares — basic and diluted	166,840	134,583
Net loss from continuing operations per share — basic and diluted	$(0.17)	$(0.31)

Revenues, Cost of Revenues and Gross Profits
The following table summarizes revenues, cost of revenues and gross profit for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenues, net:
Services	$86,635	88.3%	$97,537	96.6%	$(10,902)	-11.2%
Pharmacy	11,449	11.7%	3,462	3.4%	7,987	230.7%

	98,084	100.0%	100,999	100.0%	(2,915)	-2.9%

Cost of revenues:
Services	60,247		67,779		(7,532)	-11.1%
Pharmacy	10,027		2,970		7,057	237.6%

	70,274		70,749		(475)	-0.7%

	Gross		Gross
	Margin %		Margin %
Gross margins:
Services	26,388	30.5%	29,758	30.5%	(3,370)	-11.3%
Pharmacy	1,422	12.4%	492	14.2%	930	189.0%

	$27,810	28.4%	$30,250	30.0%	$(2,440)	-8.1%

Services Segment
The following table summarizes the Services segment revenues by type for the fiscal years ended March 31, (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Home care	$68,511	79.1%	$69,204	71.1%	$(693)	-1.0%
Per diem medical staffing	12,296	14.2%	18,779	19.3%	(6,483)	-34.5%
Travel staffing	5,828	6.7%	9,554	9.7%	(3,726)	-39.0%

Total Services	$86,635	100.0%	$97,537	100.0%	$(10,902)	-11.2%

The Services segment remains the largest source of revenue for the Company. Home Care revenue as a percentage of the total segment revenue continues to increase, reaching 79.1% of such revenue during fiscal 2010. Home care revenues fell by $693,000, or 1.0%, from $69,204,000 to $68,511,000 over the prior year. Home care revenues were adversely affected by several factors, including reductions in hours/reimbursement rates by state-sponsored programs in some of the Company’s key markets such as Arizona, North Carolina, Washington and California; high unemployment rates, particularly in the State of Michigan where the Company has substantial operations, resulting in increased availability of family caregivers to provide care in lieu of our services; and the significant reduction in the value of individual retirement savings and investment accounts during 2008 and 2009, resulting in some reduction in the hours of services purchased.

The negative trends in the medical staffing and travel staffing markets continued during fiscal 2010. Medical staffing and travel staffing declined by 34.5% and 39.0%, respectively, as compared with the prior year. Several factors have contributed to the lower level of overall sales. Market conditions for temporary medical staffing during this period were not favorable, driven by lower patient censuses in facilities; constraints on facility staffing budgets; the return of part-time staff to full-time status and increases in overtime accepted by permanent staff of our potential customers, largely in response to overall economic conditions; and delays in the construction and opening of new facilities that often drives short-term staffing requirements. In addition to these market conditions, travel staffing revenues have been adversely affected by state budget constraints with a major correctional institution customer.
The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section). Revenue generated from the Affiliate locations was $58,822,000 for fiscal 2010 compared to $66,450,000 for the prior year. This $7,628,000, or 11.5%, decrease in revenue was driven by lower levels of Medical Staffing as well as some reduction in Home Care revenues in some Affiliate locations. The Company-Owned locations revenue decreased by $3,266,000, or 10.5%, to $27,812,000 during fiscal 2010 compared to the prior year. The Affiliate locations accounted for 67.9% of total Services segment revenue during fiscal 2010, and this percentage is down slightly from 68.1% for the prior year.
Gross margin in the Services segment was 30.5% for both fiscal 2010 and 2009. While the overall mix of higher margin home care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors. These factors included a reduction in margins on several state-sponsored home care programs, such as Arizona, North Carolina, Washington and California; a reduction in the percentage of business generated in some of the Company’s higher margin offices and markets, including the state of Michigan; and an overall decline in the margins in the medical staffing business due to changes in staffing business mix. In addition, in the fiscal fourth quarter 2010, the Company experienced an increase in state unemployment taxes in many of the states in which it operates.
Pharmacy Segment
Pharmacy segment revenue increased by $7,987,000, or 230.7%, to $11,449,000 during fiscal 2010 compared to the prior year. This growth was driven by the Company’s DailyMed program. During the second half of fiscal 2009, revenue generated from the DailyMed medication management program began to increase at a rapid pace. The revenue growth in fiscal 2010 was primarily driven by the Company’s relationship with WellPoint. In June 2009, the Company announced the signing of its agreement with WellPoint. Under this agreement, the Company provides the DailyMed medication management program to WellPoint’s high-risk Medicaid members in specific states where WellPoint companies provide Medicaid managed care benefits. The program was launched to WellPoint’s high risk members in Virginia in August 2009, and the Company began recognizing revenue from these patients in September 2009. The program was rolled out to WellPoint’s California patients during fiscal fourth quarter 2010.
The costs of revenue include the cost of medications and packaging for the DailyMed proprietary dispensing system. Gross margins for fiscal 2010 were 12.4% compared to 14.2% for the prior year. In general, the margins were negatively impacted by shifts in the payer and patient mix as the revenue grew. The revenue growth during fiscal 2010 was primarily driven by the Indiana Medicaid program and the WellPoint patients in Virginia. The margins associated with these patients are lower due to a combination of lower reimbursement rates and the brand/generic drug mix where generic drugs have lower margins than brand drugs.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses by segment for the fiscal years ended March 31 (in thousands):

		% of Total		% of Total	$ Increase/	% Increase/
	2010	SG&A	2009	SG&A	(Decrease)	(Decrease)

Services	$22,003	57.2%	$25,316	65.6%	$(3,313)	-13.1%
Pharmacy	7,069	18.4%	3,612	9.4%	3,457	95.7%
Corporate	9,428	24.5%	9,637	25.0%	(209)	-2.2%

	$38,500	100.0%	$38,565	100.0%	$(65)	-(0.2%)

SG&A as a % of net revenue	44.4%		39.5%
Services Segment
The Services segment selling, general and administrative expense decreased to $22,003,000 for fiscal 2010 compared to $25,316,000 for fiscal 2009. This $3,313,000, or 13.1%, decrease was primarily due to a $1,346,000 decrease in commissions paid to the affiliates, a $838,000 decrease in bad debt expense and a $674,000 decrease in labor costs. Affiliate commissions are based on the gross margins of the individual affiliates, and the decrease reflects a decrease in revenues and gross margins generated from the affiliate owned locations. The decrease in bad debt expense is due to a combination of higher than normal bad debt expense in the prior year and an increased focus on collection efforts during fiscal 2010. The decrease in labor costs was a direct result of the Company’s efforts to reduce headcount in certain areas. The selling, general and administrative expense for the Services segment does not include costs that are incurred at the corporate level but which include personnel and expenses used to support the Services business.
Pharmacy Segment
The Pharmacy segment’s selling, general and administrative expense increased by $3,457,000, or 95.7%, to $7,069,000 during fiscal 2010 compared to fiscal 2009. In general, the increase in Pharmacy expenses was due to the significant growth in revenue year over year. Specifically, total labor costs increased by $1,635,000 during fiscal 2010 as the Company hired additional pharmacists, pharmacy technicians, and customer service representatives in order to process the increased volume and to support the patient care component of the DailyMed program. With patient enrollment efforts associated with the WellPoint agreement, the Company also incurred $472,000 in costs associated with an external call center during fiscal 2010. Shipping costs and bad debt expense also increased during the year by $393,000 and $147,000, respectively, which was consistent with the revenue growth. The remaining increase during the fiscal 2010 was due to various other administrative expenses, including travel, marketing materials, and various service fees, that increased with the growth in revenue and headcount that has occurred over the prior year. The selling, general and administrative expense for the Pharmacy segment does not include costs that are incurred at the corporate level but which include personnel and expenses used to support the Pharmacy business.
Corporate
Corporate general and administrative expense decreased by $209,000, or 2.2%, to $9,428,000 for fiscal 2010 compared to $9,637,000 for the prior year. The slight decrease reflects a general reduction in the Corporate overhead necessary to operate the business subsequent to the various business divestitures during the fiscal first quarter 2010. These reductions were offset by increases in:
•	legal fees as the number of claims and disputes arising during the normal course of business was higher in fiscal 2010 than fiscal 2009; and,

•
equity compensation, which was higher in fiscal 2010 due to a stock option grant to senior management in March 2010 which vested immediately resulting in a $464,000 charge during fiscal fourth quarter 2010.

Depreciation and Amortization
The following table summarizes depreciation and amortization expense for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Depreciation and amortization of property and equipment	$666	$601	65	10.8%
Amortization of acquired intangible assets	634	704	(70)	-9.9%

Depreciation and amortization — operating expense	$1,300	$1,305	$(5)	-0.4%

Depreciation and amortization of property and equipment increased by $65,000 or 10.8%, during fiscal 2010 compared to the prior year. The increase reflects the increase in depreciation associated with Pharmacy equipment acquired during the last year and various software.
Amortization of acquired intangible assets decreased by $70,000, or 9.9%, during fiscal 2010 compared to the prior year. The decrease reflects the fact that as of March 31, 2009, the Company recognized certain impairment charges relating to amortizable intangible assets associated with the Pharmacy segment, which ultimately reduced 2010 amortization expense.
Goodwill and Intangible Asset Impairment
The following table summarizes goodwill and intangible asset impairment charges for the fiscal years ended March 31, (in thousands):

	2010	2009

Services:
Goodwill	$14,599	$—

	14,599	—

Pharmacy:
Goodwill	—	13,217
Intangible assets	—	9,402

	—	22,619

Total	$14,599	$22,619

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.
Fiscal 2010
During fiscal 2009 and 2010, the Services segment as a whole had seen declining revenue, and the decline was primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provided both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During the same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. Management’s ability to predict the timing and extent of the segments recovery was subject to some uncertainty. Therefore, management focused on more recent trends in its annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there was no remaining goodwill associated with the Services segment.

In conjunction with the fiscal 2009 goodwill impairment analysis (as described below), the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. As evidenced by the annual revenue growth in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during the year, but it continued to be in the early stages of development. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and on industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assumed new payer relationships similar to the WellPoint relationship. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which would generate higher margins than drug revenue. Management also estimated that SG&A as a percentage of revenue would improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the analysis was not considered necessary.
Fiscal 2009
In the impairment analysis of the Services reporting unit performed as of March 31, 2009, management assumed an annual revenue growth rate of approximately 5%. Additionally, management assumed that margins over the next five years would remain consistent at between 30.0% and 30.5% compared to margins of 30.5% for the year ended March 31, 2009. With regards to total SG&A for the Services reporting unit, management assumed that it would decrease by approximately 2% for the year ended March 31, 2010 and then modestly increase in the years thereafter. The decrease in SG&A expenses in the first year of the projections reflects the impact of certain charges taken in the year ended March 31, 2009 as well as the benefits of various cost reduction initiatives. In the projections, the total SG&A was impacted by the amount of corporate allocation charged to the Services segment. At the time, the Company believed that the Pharmacy segment would grow significantly over the next several years, and as growth occurred, the amount of fixed corporate overhead allocated to the Pharmacy would increase with a corresponding decrease to the Services segment. As of March 31, 2009, the Services reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 5% so the second step of the analysis was not considered necessary.
The Pharmacy segment goodwill was originally recognized during fiscal 2007 in conjunction with the PrairieStone Pharmacy, LLC acquisition in February 2007. As of March 31, 2007, the Company recognized $15,717,000 in goodwill. Goodwill remained at that amount as of March 31, 2008. As part of the fourth quarter fiscal 2009 goodwill impairment analysis, the Company recognized that there had been a slower than anticipated growth from the DailyMed program and that there was uncertainty surrounding the timing and amount of future revenue and cash flow streams. The analysis resulted in a $13,217,000 impairment charge for fiscal 2009 resulting in $2,500,000 of Pharmacy goodwill remaining at March 31, 2009. Additionally, the Company recognized a $9,402,000 impairment charge for fiscal 2009 to write off the balance of its customer relationship intangible asset.
Interest Expense and Income
The following table summarizes interest expense and income for the fiscal years ended March 31 (in thousands):

			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
Interest expense	$3,395	$4,123	$(728)	-17.7%
Interest income	(24)	(51)	27	-52.9%

	$3,371	$4,072	$(701)	-17.2%

Interest expense for fiscal 2010 decreased by $728,000, or 17.7%, to $3,395,000 as compared to the prior year. Total interest expense includes the amortization of debt discounts and deferred financing costs of $332,000 and $972,000 for fiscal 2010 and 2009, respectively. Additionally, interest expense includes non-cash interest that was added to the principal balance of the outstanding debt of $2,397,000 and $2,215,000 for fiscal 2010 and 2009, respectively. Cash paid for interest totaled $623,000 and $904,000 during fiscal 2010 and 2009, respectively.

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

In conjunction with the March 25, 2009 debt refinancing with JANA and Vicis, the Company recognized $3,769,000 as a loss on extinguishment of debt. The Company issued 6,056,499 shares of common stock valued at $2,059,000 to the lenders as consideration for providing the additional financing and extending the maturity date of the previously existing debt. The Company also exchanged 4,683,111 warrants held by two of the lenders (Vicis and JANA) for 5,616,444 shares of common stock and the incremental fair value was determined to be $1,145,000. Concurrent with the debt refinancing, the holders of the warrants issued in conjunction with a May 2007 private placement transaction agreed to exchange a total of 2,754,726 warrants for 2,754,726 shares of common stock with an incremental fair value of $565,000.
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
Change in Fair Value of Warrant Liability
As discussed in Note 10 to the consolidated financial statements, the 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrants are determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms. To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations. The gain of $979,000 on the change in fair value of the warrant liability during fiscal 2010 was primarily due to the changes in our stock price.
Income Taxes
Income tax expense was $29,000 for the year ended March 31, 2010 compared to $122,000 for the year ended March 31, 2009, a decrease of $93,000. This income tax reduction is primarily a result of a decrease in the estimated amounts due for Michigan Business Tax and refunds resulting from overpayments of fiscal 2009 state tax returns as filed.
Due to the Company’s losses in recent years, it has paid nominal federal income taxes. For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax asset balance to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount. The Company has a net operating loss carryforward for tax purposes totaling $63.3 million that expires at various dates through 2030. Internal Revenue Code Section 382 rules limit the utilization of certain of these net operating loss carryforwards upon a change of control of the Company. It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carryforwards will be subject to severe limitations in future periods.

Earnings (Loss) from Discontinued Operations
The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Year Ended March 31, 2010
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net	$1,223	$4,054	$1,423	$1,813	$8,513
Cost of revenue	979	3,078	511	1,095	5,663

Gross profit	244	976	912	718	2,850

Selling, general and administrative	290	1,426	2,251	795	4,762
Depreciation and amortization	3	600	88	—	691

Total operating expenses	293	2,026	2,339	795	5,453

Gain (loss) from operations	(49)	(1,050)	(1,427)	(77)	(2,603)
Net gain (loss) on disposal	201	(30)	386	—	557

Earnings (loss) from discontinued operations	$152	$(1,080)	$(1,041)	$(77)	$(2,046)

	Year Ended March 31, 2009
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net	$15,842	$4,690	$17,643	$2,576	$40,751
Cost of revenue	12,675	2,463	5,266	1,594	21,998

Gross profit	3,167	2,227	12,377	982	18,753

Selling, general and administrative	2,155	2,436	11,158	1,130	16,879
Depreciation and amortization	277	686	1,031	53	2,047
Goodwill and intangible asset impairment	2,403	—	541	892	3,836

Total operating expenses	4,835	3,122	12,730	2,075	22,762

Gain (loss) from operations	(1,668)	(895)	(353)	(1,093)	(4,009)
Net gain (loss) on disposal	—	—	(1,258)	—	(1,258)

Earnings (loss) from discontinued operations	$(1,668)	$(895)	$(1,611)	$(1,093)	$(5,267)

Services Segment
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had then been a part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2011 and 2010, the Company received $683,000 and $72,000, respectively, in earn out payments and recorded these amount as additional gain on the transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.
Based on the original sales price, the Company recorded an impairment charge of $2,403,000 in the fourth quarter of fiscal 2009.

Pharmacy Segment
In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements. A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location. The cost to close the Minnesota facility was immaterial.
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price was held back by the buyer in order to cover the Company’s contingent obligations. In January 2011, the Company received $190,000 of the original amount held back. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.
HHE Segment
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in fiscal 2011, the buyer and the Company settled these claims and the final payment relating to this transaction of $500,000 was released to the Company.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount, which was recognized as an additional gain on the sale. During fiscal 2011, the Company received the final payment of $155,000. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.
Based on the combined sales price of the HHE businesses sold in May 2009, the Company recorded an impairment charge of $541,000 in the fourth quarter of fiscal 2009.
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
Catalog Segment
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. The Company recorded a loss of $68,000 during fiscal 2011 in conjunction with this disposal. This entity represented the Company’s Catalog segment.
The Company recorded $892,000 of impairment charges relating to the Catalog segment’s goodwill and customer relationship costs during the fiscal fourth quarter 2009.

Liquidity and Capital Resources
The Company currently operates in two business segments, Services and Pharmacy. Over the past three years the Company has primarily focused on expanding its DailyMedTM Pharmacy business. The Company has divested non-strategic businesses and assets and used the proceeds of these sales to reduce debt and fund the Pharmacy business growth.
The Pharmacy business has incurred significant operating losses as it has invested to support future growth. The earnings being generated by the Services segment have not been sufficient to cover the operating losses generated in the Pharmacy segment and to pay corporate selling, general and administrative expense; and therefore, the Company has incurred significant operating losses in each of the last three fiscal years. In addition, the Company has generated negative cash flows from operations of $11.2 million and $5.9 million in fiscal 2011 and 2010, respectively, and has approximately $39.5 million in debt, of which $34.9 million is due in April 2012. The Company had stockholders’ deficits of $20.0 million and $11.8 million as of March 31, 2011 and 2010, respectively.
At the present time, the Company does not believe that it is feasible to raise sufficient capital to fund operations and repay its existing indebtedness solely by accessing traditional equity or debt markets. As a result, the Company is pursuing various financial restructuring alternatives, including a divestiture of the Services segment. The Company has engaged an investment bank, Lazard Middle Market LLC, to advise the Board of Directors on these restructuring alternatives. The divestiture process is substantially underway and, if approved by shareholders and completed, the proceeds of this sale will be used for general corporate purposes, including funding of the remaining Pharmacy operations, capital expenditures and repayment of debt, as determined appropriate by the Company’s Board of Directors. It is also anticipated that approximately $8.0 million of debt associated with the Services segment will be transferred along with the sale of the business, thereby reducing the Company’s long-term indebtedness.
If completed, the divestiture of the Services segment will not provide sufficient cash to fund the operations of the Pharmacy segment and address the Company’s remaining debt obligations. Therefore, the Company is also evaluating alternatives to obtain additional financing. This additional financing, if obtained, will enable the Company to take further steps to reduce and restructure its long-term debt and to provide funding for the expansion of the Pharmacy business. Management expects to see improvement in the operating results in the Pharmacy segment through increased revenue, improved gross margins and lower expenses as a percentage of revenue, which it believes will position the Company to obtain this financing. There can be no assurances that these improved operating results will be achieved or that additional capital investment in the Pharmacy segment will be secured. However, the sale of the Services segment will provide near term liquidity to allow the Company to implement its plans to profitably expand the Pharmacy segment.
The following summarizes the Company’s cash flows for all operations for the fiscal years ended March 31, (in thousands):

	2011	2010	2009
Net loss	$(14,351)	$(31,086)	$(46,470)
Net cash provided by (used in) operating activities	(11,192)	(5,881)	778
Net cash provided by (used in) investing activities	397	8,143	(1,286)
Net cash provided by (used in) financing activities	7,487	1,660	(4,321)
Net change in cash and cash equivalents	(3,308)	3,922	(4,829)
Cash and cash equivalents, end of year	2,136	5,444	1,522
Availability under line of credit agreement	$2,033	$389	$2,945
At March 31, 2011, the Company had $4,169,000 in cash and line of credit availability compared to $5,833,000 at March 31, 2010, a decrease of $1,663,000. As of March 31, 2011, the line of credit availability represents amounts available under the Comerica Bank working capital line of credit, which supports the Services segment. This line of credit balance fluctuates based on working capital needs. The decrease in cash plus line of credit availability reflects the cash used in operations, primarily to fund the early-stage Pharmacy business.

Net cash used in operating activities was $11,192,000 and $5,881,000 for the years ended March 31, 2011 and 2010, respectively. The decrease in cash flows from operations was primarily driven the negative impact of changes in operating assets and liabilities and by the operating losses generated by the Pharmacy segment. The impact of operating assets and liabilities in fiscal 2011 of negative $3,256,000 compared to positive $3,690,000 in fiscal 2010. This $7,216,000 variance reflects a significant amount of receivables maintained subsequent to the various divestitures in early 2010 being collected as well as a decrease in payables year over year.
Cash provided by investing activities for fiscal 2011 of $397,000 included $1,532,000 of additional cash proceeds from the various business disposals made in early fiscal 2010. These proceeds were offset by $471,000 in capital expenditures, $164,000 in cash paid relating to certain prior year business acquisitions, and $500,000 of cash necessary to increase the restricted cash account at Comerica Bank consistent with an amendment to the line of credit agreement executed in October 2010. Cash provided by investing activities for fiscal 2010 of $8,143,000 included $9,498,000 of cash proceeds from the various business disposals in early fiscal 2010. These cash proceeds were offset by $574,000 in capital expenditures, $281,000 in cash paid relating to certain business acquisitions, and $500,000 of cash used to establish a restricted cash account at Comerica Bank used as additional security for the line of credit. Cash used in investing activities for fiscal 2009 totaled $1,286,000. This amount included $1,281,000 of capital expenditures, primarily relating to the HHE business, which was disposed of in May 2009, and $675,000 used for business acquisitions offset by $670,000 of proceeds from business disposals.
Net cash provided by financing activities for fiscal 2011 was $7,487,000. In November 2010, the Company raised $4,430,000 in additional equity financing, net of fees paid in cash of $567,000. During fiscal 2011, the Company made $813,000 in debt and capital lease payments, of which $750,000 was used to pay off the amounts due to AmerisourceBergen Drug Corporation in April 2010. Net proceeds from lines of credit during fiscal 2011 totaled $3,868,000, of which $4,500,000 was attributable to the line of credit agreement with H.D. Smith executed in April 2010. Net cash provided by financing activities for fiscal 2010 was $1,660,000. In November 2009, the Company raised $10,243,000 in additional equity financing, net of fees paid in cash of $857,000. In September 2009, the Company received $2,142,000 in additional debt financing, net of fees, and this amount was paid in full upon completion of the equity financing in November. During fiscal 2010, the Company made $7,175,000 in debt and capital lease payments. The majority of these payments were made subsequent to the various business divestitures during fiscal first quarter 2010 and consistent with terms in the certain debt agreements. The Company also reduced its outstanding line of credit balance by $3,550,000 during fiscal 2010. Cash used in financing activities for fiscal 2009 consisted of a $6,416,000 reduction in the outstanding line of credit balance and $705,000 in principal payments on outstanding notes payable and capital leases. In March 2009, the Company secured an additional $2,800,000 in debt financing.
As of March 31, 2011, the Company had the following debt obligations:

Lender	Description	Maturity	Balance

JANA Master Fund, Ltd.	note payable	April 1, 2012	$19,406
Vicis Capital Master Fund	note payable	April 1, 2012	7,181
Comerica Bank (Home Care/Medical Staffing segment)	line of credit	April 1, 2012	7,130
H.D. Smith (net of unamortized debt discount)	line of credit	April 23, 2013	4,374
LSP Partners, LP	note payable	April 1, 2012	1,220
Other	note payable	March 31, 2012	189
Various	capital leases	various	25

Total			$39,525

JANA and Vicis own 13.0% and 11.8% of the Company’s outstanding common stock, respectively. The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them, with certain exceptions. Additionally, the lenders also require consent for equity transactions. The Company received the lenders consent in conjunction with the equity financings in November 2010 and 2009 and the H.D. Smith debt financing in April 2010.

The Comerica Bank line of credit provides working capital for the Services segment. The agreement includes certain financial covenants. These covenants are specific to Arcadia Services, Inc., a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Services segment. As of September 30, 2010, ASI was not in compliance with two financial covenants. On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement. The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012. The amendment waived these covenant violations and established new covenant requirements. Specifically, subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million. Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000. As of March 31, 2011, ASI was in compliance with the loan covenants. In the event of default of any one of the financial covenants, the bank may declare all outstanding indebtedness due and payable, and the bank shall not be obligated to make any further advances to ASI. If this were to occur, the Company would need to obtain alternative financing, if possible, and the terms of this alternative financing would presumably be less attractive than those of the current line of credit agreement.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, borrowings under the agreement were limited based upon a borrowing base of the assets of the Pharmacy business. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement will be added to the debt balance and then interest only payments are required from May 2011 through April 2012. Beginning in May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowing may be prepaid at any time without penalty. The debt is secured by all of the tangible and intangible assets of PrairieStone Pharmacy, LLC, a wholly-owned subsidiary of the Company that operates the Company’s Pharmacy segment. The agreement includes certain financial covenants beginning in fiscal 2012. In conjunction with the financing, the Company issued H.D. Smith warrants to purchase common stock, and the warrant terms are more fully described in Note 10.
The H.D Smith line of credit agreement includes certain financial covenants specific to PrairieStone Pharmacy, LLC. The financial covenants are as follows: positive quarterly earnings before income tax, depreciation, and amortization (“EBITDA”) and current assets divided by current liabilities of greater than .75. These financial covenants do not take effect until the fiscal quarter ending March 31, 2012. The Company’s ability to meet these financial covenants in the future will depend on the Pharmacy segment’s ability to improve its financial performance over the next several fiscal quarters.
The Company has a limited number of customers with individually large amounts due at any given balance sheet date.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
As of March 31, 2011, the Company had contractual obligations, in the form of non-cancelable debt and lease agreements, as follows (in thousands):

	Payments due by period
					More
		Less than 1			than 5
	Total	year	2 - 3 years	4 - 5 years	years
Operating leases	$3,811	$976	$1,539	$777	$519
Capital leases	25	25	—	—	—
Long-term obligations	27,966	189	27,807	—	—
Lines of credit (1)	11,504	—	11,504	—	—
Interest (2)	4,018	3,659	358	—	—

Total	$47,324	$4,849	$41,208	$777	$519

(1)
Balance includes the amounts due to Comerica Bank and H.D. Smith at March 31, 2011 under two working capital lines of credit agreement. The balance fluctuates on a daily balance depending on working capital needs.

(2)
Future interest amounts for variable interest obligations are based on the interest rate in effect as of March 31, 2011. The debt agreements with JANA Master Fund, Ltd., Vicis Capital Master Fund, and LSP Partners, LP provide for the Company to elect to either pay the quarterly interest in cash or to add the amount to the principal balance. The future payment schedule assumes that these amounts are paid in cash. The aggregate amounts due to these three lenders in the above schedule are: less than 1 year — $3,231,000.

Recent Accounting Pronouncements
In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries” which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations. If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only. The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 is effective for fiscal years beginning on or after December 15, 2010 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements. The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 will be effective for annual and interim reporting periods beginning after December 15, 2010, and any impairment identified at the time of adoption will be recognized as a cumulative-effect adjustment to beginning retained earnings. The adoption of this pronouncement did not have a significant impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that ASU No. 2010-17 will have an impact on our financial statements.

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
The financial statements follow Item 15 beginning at page F-3 and are incorporated by reference in response to this item.

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
As of March 31, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of March 31, 2011.
Based on this assessment, we assert that, as of March 31, 2011 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.
We have not included an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have nor have we engaged our independent registered public accounting firm to perform an audit of our internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
Information regarding our board of directors, audit committee, and audit committee financial expert is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part III, Item 11 of this Report under the heading “Executive Officers.”
We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers, employees and principal contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s website (www. arcadiahealthcare.com). The Company will provide a copy of the Amended and Restated Code of Ethics, without charge, to any person who sends a written request addressed to the Chairman and CEO at Arcadia Resources, Inc. at 9320 Priority Way West Drive, Indianapolis, Indiana 46240. The Company intends to disclose any waivers or amendments to its Amended and Restated Code of Ethics by disclosure on its website (www.arcadiahealthcare.com) rather than in a report on Form 8-K Item 5.05, filing.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the caption “Fees Paid to Independent Registered Auditors” in our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2011 and 2010

Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule I — Consolidated Financial Information of Registrant

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
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2011	By:	/s/ Marvin R. Richardson Marvin R. Richardson
Chief Executive Officer (Principal
Executive Officer) and a Director

June 28, 2011	By:	/s/ Matthew R. Middendorf Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2011	By:	/s/ Marvin R. Richardson Marvin R. Richardson
President, Chief Executive Officer and Director

June 28, 2011	By:	/s/ John T. Thornton John T. Thornton
Director

June 28, 2011	By:	/s/ Peter A. Brusca, M.D. Peter A. Brusca, M.D.
Director

June 28, 2011	By:	/s/ Joseph Mauriello Joseph Mauriello
Director

June 28, 2011	By:	/s/ Daniel Eisenstadt Daniel Eisenstadt
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

4.23	JANA Master Fund, Ltd. Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 31, 2009)
4.24	Vicis Capital Master Fund Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 31, 2009)

Exhibit
Number	Description of Exhibit

4.25	LSP Partners, LP Promissory Note dated March 25, 2009 (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 31, 2009)
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

10.4	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and John E. Elliott, II (incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 24, 2004)
10.5	Stock Option Agreement dated May 7, 2004, between Critical Home Care, Inc. and Lawrence Kuhnert (incorporated by reference to Exhibit 10.8 of Form 8-K filed on May 24, 2004)
10.6	Lease of City Center Office Park—South Building (incorporated by reference to Exhibit 10.38 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
10.7
Critical Home Care, Inc. Common Stock Purchase Warrant to Purchase up to 3,150,000 Shares of the Common Stock of Critical Home Care, Inc., dated September 21, 2004 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on September 27, 2004)

10.8
Investor Rights Agreement by and among Critical Home Care, Inc. and BayStar Capital II, L.P. dated September 21, 2004 (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 27, 2004)

10.9
Asset Purchase Agreement dated August 30, 2004 by and between Arcadia Health Services, Inc., Second Solutions, Inc., Merit Staffing Resources, Inc. and Harriette Hunter (incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 2, 2004)

10.10	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2004)
10.11	Form Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K filed on February 8, 2005)
10.12	Stock Option Agreement dated March 22, 2005 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 28, 2005)
10.13
Stock Purchase Agreement dated April 29, 2005, by and among Arcadia Health Services of Michigan, Inc., Home Health Professionals, Inc., and the selling shareholders (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on May 2, 2005)

10.14	Form of Director Compensation Agreement (incorporated by reference to Exhibit 10.62 of Form 10-K filed on June 29, 2006)
10.15	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.63 of Form 10-K filed on June 29, 2006)
10.16	Form of Stock Grant Agreement dated June 22, 2006 (incorporated by reference to Exhibit 10.64 of Form 10-K filed on June 29, 2006)
10.17
Amended and Restated Employment Agreement dated August 12, 2009, by and between Arcadia Resources, Inc. and Marvin Richardson (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 13, 2009)

10.18	Amendment to the Amended and Restated Employment Agreement dated August 12, 2009, by and between Arcadia Resources, Inc. and Marvin Richardson (filed herewith)
10.19
Limited Liability Company Ownership Interest Purchase Agreement dated January 28, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on February 14, 2007)

Exhibit
Number	Description of Exhibit

10.20
Registration Rights Agreement dated February 16, 2007 by and among Arcadia Resources, Inc., PrairieStone Pharmacy, LLC, and the selling shareholders of PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 10.70 of Form 10-K filed on June 29, 2007)

10.21	Form of Securities Purchase Agreement from December 2006 Private Placement (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2007)
10.22	Form of Registration Rights Agreement from December 2006 Private Placement (incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2007)
10.23	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 on October 4, 2006)
10.24	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 on October 4, 2006)
10.25	Stock Purchase Agreement between Arcadia Products, Inc. and AeroCare Holdings, Inc. dated September 10, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 14, 2007)
10.26	Amended and Restated Employment Agreement between Arcadia Resources, Inc. and Steven L. Zeller dated August 12, 2009 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 13, 2009)
10.27	Amendment to the Amended and Restated Employment Agreement between Arcadia Resources, Inc. and Steven L. Zeller dated August 12, 2009 (filed herewith)
10.28
Amended and Restated Employment Agreement between Arcadia Resources, Inc. and Matthew R. Middendorf, dated August 12, 2009 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 13, 2009)

10.29	Amendment to the Amended and Restated Employment Agreement between Arcadia Resources, Inc. and Matthew R. Middendorf, dated August 12, 2009 (filed herewith)
10.30	Arcadia Resources, Inc. 2008 Executive Performance Based Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2008)
10.31	Amendment No. One to the Arcadia Resources, Inc. 2008 Executive Performance Based Compensation Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2008)
10.32	Stock Purchase Agreement between Arcadia Products, Inc. and Aerocare Holdings, Inc. dated May 16, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 21, 2009)
10.33
Asset Purchase Agreement among Braden Partners, L.P., American Oxygen and Medical Equipment, Inc., Arcadia Home Oxygen and Medical Equipment, Inc., Arcadia Products, Inc., RKDA, Inc. and Arcadia Resources, Inc. dated May 19, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 21, 2009)

10.34
Amended and Restated Credit Agreement by and among Arcadia Services, Inc., Arcadia Health Services, Inc., Grayrose, Inc., Arcadia Health Services of Michigan, Inc., Arcadia Employee Services, Inc. and Comerica Bank dated July 13, 2009 ((incorporated by reference to Exhibit 10.42 of Form 10-K filed on July 14, 2009)

10.35	Comerica Revolving Credit Note dated July 13, 2009 (incorporated by reference to Exhibit 10.43 of Form 10-K filed on July 14, 2009)
10.36	Placement Agent Agreement between Arcadia Resources, Inc. and Burnham Hill Partners dated November 6, 2009 (incorporated by reference to Exhibit 1.1 of Form 8-k filed on November 9, 2009)
10.37
Line of Credit and Security Agreement dated April 23, 2010 by and between PrairieStone Pharmacy, LLC and H.D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 28, 2010)

10.38	Line of Credit Note dated April 23, 2010 made in favor of H. D. Smith by PrairieStone Pharmacy, LLC (incorporated by reference to Exhibit 2.2 of Form 8-K filed on April 28, 2010)
10.39	Guaranty Agreement dated April 23, 2010 by Arcadia Resources, Inc. in favor of H. D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.3 on April 28, 2010)
10.40	Pledge Agreement dated April 23, 2010 by and between Arcadia Resources, Inc., and H. D. Smith Wholesale Drug Co. (incorporated by reference to Exhibit 2.4 of Form 8-K filed on April 28, 2010)
10.41	Placement Agent Agreement between the Company and Wilmington Capital Securities, LLC dated October 28, 2010 (incorporated by reference to Exhibit 1.1 of Form 8-k filed on October 29, 2010)
10.42	Exhibit 10.1 Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Form 8-k filed on October 29, 2010)
10.43
Amendment dated October 31, 2010 to the Amended and Restated Credit Agreement by and among Arcadia Services, Inc., Arcadia Health Services, Inc., Grayrose, Inc., Arcadia Health Services of Michigan, Inc., Arcadia Employee Services, Inc. and Comerica Bank dated July 13, 2009 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 9, 2010)

10.44
Arcadia Employee Services, Inc. and Comerica Bank dated July 13, 2009 10.2 Amendment dated October 31, 2010 to the Comerica Revolving Credit Note dated July 13, 2009 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 9, 2010)

Exhibit
Number	Description of Exhibit

10.45	Employment Agreement by and between Charlie Goodall and Arcadia Resources, Inc. dated December 23, 2009 (filed herewith)
10.46	Promissory Note dated April 4, 2011 payable to BestCare Travel Staffing, LLC by Arcadia Resources, Inc. (filed herewith)
10.47	Purchase of Assets and Termination Agreement dated as of April 1, 2011 by and among Arcadia Resources, Inc., BestCare Travel Staffing, LLC and Steven L. Zeller (filed herewith)
14.1	Arcadia Resources, Inc. Code of Ethics and Conduct as Amended and Restated Effective April 1, 2009 (incorporated by reference to Exhibit 14.1 of Form 10-K filed on July 14, 2009)
21.1	Subsidiaries of Arcadia Resources, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Section 302 CEO Certification (filed herewith)
31.2	Section 302 Principal Financial and Accounting Officer Certification (filed herewith)
32.1	Section 906 CEO Certification (filed herewith)
32.2	Section 906 Principal Financial and Accounting Officer Certification (filed herewith)

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Arcadia Resources, Inc.
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheets of Arcadia Resources, Inc. as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Resources, Inc. at March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO USA, LLP
Troy, Michigan
June 28, 2011

ARCADIA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,136	$5,444
Accounts receivable, net of allowance of $1,897 and $2,614, respectively	12,049	11,960
Inventories, net	795	703
Prepaid expenses and other current assets	1,455	1,468
Current assets of discontinued operations	—	801

Total current assets	16,435	20,376
Property and equipment, net	1,253	1,476
Goodwill	—	2,500
Acquired intangible assets, net	7,098	7,670
Other assets	345	412
Restricted cash	1,000	500
Assets of discontinued operations	—	262

Total assets	$26,131	$33,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,226	$2,826
Accrued expenses:
Compensation and related taxes	2,792	3,145
Interest	35	82
Health insurance	756	463
Other	952	1,507
Fair value of warrant liability	285	1,499
Payable to affiliate agencies	616	1,076
Long-term obligations, current portion	189	939
Capital lease obligations, current portion	25	34
Liabilities of discontinued operations	—	409

Total current liabilities	6,876	11,980
Lines of credit	11,504	7,774
Long-term obligations, less current portion	27,807	25,192
Capital lease obligations, less current portion	—	25

Total liabilities	46,187	44,971

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 193,162,544 and 177,918,044 shares issued and outstanding, respectively	193	178
Additional paid-in capital	151,436	145,381
Accumulated deficit	(171,685)	(157,334)

Total stockholders’ deficit	(20,056)	(11,775)

Total liabilities and stockholders’ deficit	$26,131	$33,196

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2011	2010	2009

Services	$83,328	$86,635	$97,537
Pharmacy	16,713	11,449	3,462

Revenues, net	100,041	98,084	100,999
Cost of revenues	72,636	70,274	70,749

Gross profit	27,405	27,810	30,250

Selling, general and administrative	36,403	38,500	38,565
Depreciation and amortization	1,380	1,300	1,513
Goodwill and intangible asset impairment	2,500	14,599	22,619

Total operating expenses	40,283	54,399	62,697

Operating loss	(12,878)	(26,589)	(32,447)

Other expenses (income):
Interest expense, net	3,799	3,371	4,072
Loss on extinguishment of debt	—	—	4,487
Change in fair value of warrant liability	(1,423)	(979)	—
Other	—	30	75

Total other expenses	2,376	2,422	8,634

Loss from continuing operations before income taxes	(15,254)	(29,011)	(41,081)

Current income tax expense	33	29	122

Loss from continuing operations	(15,287)	(29,040)	(41,203)

Discontinued operations:
Loss from discontinued operations	(464)	(2,603)	(4,009)
Net gain (loss) on disposal	1,400	557	(1,258)

	936	(2,046)	(5,267)

NET LOSS	$(14,351)	$(31,086)	$(46,470)

Weighted average number of common shares outstanding	185,796	166,840	134,583

Basic and diluted net loss per share:
Loss from continuing operations	$(0.08)	$(0.17)	$(0.31)
Loss from discontinued operations	—	(0.02)	(0.04)

Net loss per share	$(0.08)	$(0.19)	$(0.35)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, April 1, 2008	133,113,440	133	129,442	(79,778)	49,797
Issuance of warrants	—	—	248	—	248
Stock-based compensation expense	1,159,694	1	1,653	—	1,654
Contingent consideration relating to prior year acquisitions	3,316,893	3	692	—	695
Cashless exercise of warrants	8,545,833	9	(9)	—	—
Equity issued in conjunction with debt refinancing	15,113,669	15	3,894		3,909
Net loss for the year	—	—	—	(46,470)	(46,470)

Balance, March 31, 2009	161,249,529	161	135,920	(126,248)	9,833
Sale of common stock and warrants, net of $902 in fees	15,857,141	16	7,704	—	7,720
Stock-based compensation expense	323,125	—	1,758	—	1,758
Cashless exercise of warrants	488,249	1	(1)	—	—
Net loss for the year	—	—	—	(31,086)	(31,086)

Balance, March 31, 2010	177,918,044	178	145,381	(157,334)	(11,775)
Sale of common stock, net of $564 in fees	15,606,250	16	4,414	—	4,430
Stock-based compensation expense	227,500	—	1,315	—	1,315
Issuance and reclassification of warrants in conjunction with debt financing	—	—	323	—	323
Cancellation of shares held in escrow	(600,000)	(1)	1	—	—
Exercise of stock options	10,750	—	2	—	2
Net loss for the year	—	—	—	(14,351)	(14,351)

Balance, March 31, 2011	193,162,544	$193	$151,436	$(171,685)	$(20,056)

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2011	2010	2009
Operating activities
Net loss for the year	$(14,351)	$(31,086)	$(46,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	676	1,736	4,433
Depreciation and amortization of property and equipment	894	1,507	4,505
Amortization of intangible assets	571	722	1,850
Goodwill and intangible asset impairment	2,500	14,599	26,455
Loss on extinguishment of debt	—	—	4,487
Non-cash interest expense	2,892	2,397	2,215
(Gain) loss on business disposals	(1,400)	(557)	1,258
Loss on disposal of property and equipment	—	—	75
Amortization and write off of debt discount and deferred financing costs	391	332	972
Change in fair value of warrant liability	(1,423)	(979)	—
Stock-based compensation expense	1,315	1,758	1,654
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(360)	3,895	(856)
Inventories	124	546	(1,652)
Other assets	125	558	515
Accounts payable	(1,997)	(596)	1,278
Accrued expenses	(733)	(694)	7
Due to affiliated agencies	(416)	(19)	81
Deferred revenue	—	—	(29)

Net cash provided by (used in) operating activities	(11,192)	(5,881)	778

Investing activities
Business acquisitions, net of cash acquired	(164)	(281)	(675)
Proceeds from business disposals	1,532	9,498	670
Increase in restricted cash	(500)	(500)	—
Purchases of property and equipment	(471)	(574)	(1,281)

Net cash provided by (used in) investing activities	397	8,143	(1,286)

Financing activities
Proceeds from notes payables, net of fees	—	2,142	2,800
Proceeds from exercise of stock options	2	—	—
Net borrowings (payments) on lines of credit	3,868	(3,550)	(6,416)
Payments on notes payable and capital lease obligations	(813)	(7,175)	(705)
Proceeds from equity financing, net cash fees of $564 in fiscal 2011 and $857 in fiscal 2010	4,430	10,243	—

Net cash provided by (used in) financing activities	7,487	1,660	(4,321)

Net change in cash and cash equivalents	(3,308)	3,922	(4,829)
Cash and cash equivalents, beginning of year	5,444	1,522	6,351

Cash and cash equivalents, end of year	$2,136	$5,444	$1,522

	Year Ended March 31,
	2011	2010	2009
Supplementary information:
Cash paid during the period for:
Interest	$527	$623	$904
Income taxes	33	35	49

Non-cash investing / financing activities:
Accounts payable converted to notes payable	—	750	—
Line of credit converted to note payable in conjunction with refinancing	—	—	5,000
Accrued interest converted to debt	2,892	2,397	2,215
Non-cash equity financing fee	—	45	—
Contingent consideration relating to prior year acquisition settled with issuance of common stock	—	—	695
Financing of equipment with notes payable / capital lease obligations	—	70	—
Equity issued in conjunction with debt financing	—	—	3,909
See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Company and Significant Accounting Policies
Description of Company
Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing and pharmacy services operating under the service mark Arcadia HealthCare. In May and June 2009, the Company disposed of its Home Health Equipment (“HHE”), retail pharmacy software and industrial staffing businesses. In October 2010, the Company disposed of its home-health oriented mail-order catalog and website business (“Catalog”). Subsequent to these divestitures, the Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy. The Company’s corporate headquarters are located in Indianapolis, Indiana. The Company conducts its business from approximately 65 facilities located in 18 states. The Company operates pharmacies in Indiana and California and has customer service centers in Michigan and Indiana.
The Company’s Board of Directors has committed to a plan to sell the Services segment, and management is actively engaged in the sale of that business. The Company intends to seek approval from the Company’s shareholders for any such sale, and since such approval had not been obtained by March 31, 2011, the accompanying consolidated financial statements reflect the Services segment as a continuing operation. Upon such approval, should it be obtained, the Services segment will begin to be reflected as a discontinued operations in the Company’s current and historical consolidated financial statements. Management anticipates obtaining the necessary approvals and completing the sale of the Services segment by October 2011. See Note 16 — Segment Information for relevant financial information of the Services segment.
Principles of Consolidation
The consolidated financial statements include the accounts of Arcadia Resources, Inc. and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the financial statements and accompanying notes.
Cash and Cash Equivalents
The Company considers cash in banks and all highly liquid investments with terms to maturity at acquisition of three months or less to be cash and cash equivalents.
Affiliated Agencies
The Services segment operates independently and through a network of affiliated agencies throughout the United States. These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name. The arrangements with affiliated agencies are formalized through a standard contractual agreement. The affiliated agencies operate in particular regions and are responsible for recruiting and training field service employees and marketing their services to potential customers within the region. The field service employees are employees of the Company and the related employee costs are included in cost of revenues. The Company maintains the relationship with the customer and the payer and, as such, recognizes the revenue. The affiliated agency’s commission is based on a percentage of gross profit. The Company provides sales and marketing support to the affiliated agencies and develops and maintains policies and procedures related to certain aspects of the affiliate’s business. The contractual agreements require a specific, timed, calculable flow of funds and expenses between the affiliated agencies and the Company. The payments to affiliated agencies are considered a selling expense and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations. The agreements may be terminated by the affiliate upon advance notice to the Company. The Company may terminate the agreement only under specified conditions. The agreements provide the Company with the first right of refusal to purchase the affiliates’ contractual rights and interests.

Revenue generated through the affiliate agencies represented approximately 55%, 60%, and 66% of total revenue from continuing operations during the years ended March 31, 2011, 2010 and 2009, respectively. Related commission expense was $10,015,000, $10,973,000, and $12,313,000 during the years ended March 31, 2011, 2010 and 2009, respectively.
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
The Company has two reporting units included in continuing operations: Services and Pharmacy. These reporting units are also the Company’s two reportable business segments. As of March 31, 2010, the Services segment had no remaining goodwill, and the Pharmacy segment remaining goodwill was fully impaired during the year ended March 31, 2011.
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

In the first step of the goodwill impairment assessment, the Company uses an income approach to derive a present value of the reporting unit’s projected future annual cash flows and the present residual value of the reporting unit. The fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The Company uses a variety of underlying assumptions to estimate these future cash flows, which vary for each of the reporting units and include (i) future revenue growth rates, (ii) future operating profitability, (iii) the weighted-average cost of capital and (iv) a terminal growth rate. In addition, the Company makes certain judgments about the allocation of corporate overhead costs in order to calculate the fair values of each of the Company’s reporting units. Estimates of future revenue and expenses associated with each reporting unit are the most sensitive of estimates related to the fair value calculations. Other factors considered in the fair value calculations include assumptions as to the business climate, industry and economic conditions. The assumptions are subjective and different estimates could have a significant impact on the results of the impairment analyses. In determining the appropriate assumptions, management considers historic trends as well as current activities and initiatives.
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

Revenues recognized under arrangements with Medicare, Medicaid and other governmental-funded organizations were approximately 35%, 36%, and 29% of total revenues from continuing operations for the years ended March 31, 2011, 2010 and 2009, respectively. No customer represents more than 10% of the Company’s revenues for the years presented.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into shares of common stock. Shares held in escrow that are contingently issuable upon a future outcome are not included in earnings per share until they are released. Outstanding stock options, unvested restricted stock, warrants to acquire common shares and escrowed shares have not been considered in the computation of dilutive losses per share since their effect would be anti-dilutive for all applicable periods shown. As of March 31, 2011, 2010, and 2009, there were approximately 21,123,000, 20,365,000, and 11,769,000 potentially dilutive share equivalents outstanding, respectively.
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
Advertising Expense
Advertising costs are expensed as incurred. For the years ended March 31, 2011, 2010 and 2009, advertising expenses for continuing operations were $675,000, $691,000, and $704,000, respectively.
Reclassifications
Certain amounts presented in prior years have been reclassified to conform to current year presentations including the reflection of newly discontinued operations separately from continuing operations.
Recent Accounting Pronouncements
In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries” which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force (“EITF”)”. ASU No. 2010-29 amends accounting guidance concerning disclosure of supplemental pro forma information for business combinations. If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only. The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 is effective for fiscal years beginning on or after December 15, 2010 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of this pronouncement to have a significant impact on our financial statements. The future impact of adopting this pronouncement will depend on the future business combinations that we may pursue.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 will be effective for annual and interim reporting periods beginning after December 15, 2010, and any impairment identified at the time of adoption will be recognized as a cumulative-effect adjustment to beginning retained earnings. The adoption of this pronouncement did not have a significant impact on our financial statements.
In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that ASU No. 2010-17 will have an impact on our financial statements.
Note 2 — Management’s Plan
The Company currently operates in two business segments, Services and Pharmacy. Over the past three years the Company has primarily focused on expanding its DailyMedTM Pharmacy business. The Company has divested non-strategic businesses and assets and used the proceeds of these sales to reduce debt and fund the Pharmacy business growth.
The Pharmacy business has incurred significant operating losses as it has invested to support future growth. The earnings being generated by the Services segment have not been sufficient to cover the operating losses generated in the Pharmacy segment and to pay corporate selling, general and administrative expense; and therefore, the Company has incurred significant operating losses in each of the last three fiscal years. In addition, the Company has generated negative cash flows from operations of $11.2 million and $5.9 million in fiscal 2011 and 2010, respectively, and has approximately $39.5 million in debt, of which $34.9 million is due in April 2012. The Company had stockholders’ deficits of $20.0 million and $11.8 million as of March 31, 2011 and 2010, respectively.
At the present time, the Company does not believe that it is feasible to raise sufficient capital to fund operations and repay its existing indebtedness solely by accessing traditional equity or debt markets. As a result, the Company is pursuing various financial restructuring alternatives, including a divestiture of the Services segment. The Company has engaged an investment bank, Lazard Middle Market LLC, to advise the Board of Directors on these restructuring alternatives. The divestiture process is substantially underway and, if approved by shareholders and completed, the proceeds of this sale will be used for general corporate purposes, including funding of the remaining Pharmacy operations, capital expenditures and repayment of debt, as determined appropriate by the Company’s Board of Directors. It is also anticipated that approximately $8.0 million of debt associated with the Services segment will be transferred along with the sale of the business, thereby reducing the Company’s long-term indebtedness.
If completed, the divestiture of the Services segment will not provide sufficient cash to fund the operations of the Pharmacy segment and address the Company’s remaining debt obligations. Therefore, the Company is also evaluating alternatives to obtain additional financing. This additional financing, if obtained, will enable the Company to take further steps to reduce and restructure its long-term debt and to provide funding for the expansion of the Pharmacy business. Management expects to see improvement in the operating results in the Pharmacy segment through increased revenue, improved gross margins and lower expenses as a percentage of revenue, which it believes will position the Company to obtain this financing. There can be no assurances that these improved operating results will be achieved or that additional capital investment in the Pharmacy segment will be secured. However, the sale of the Services segment will provide near term liquidity to allow the Company to implement its plans to profitably expand the Pharmacy segment.

Note 3 — Discontinued Operations
Services Segment
On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009. Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000. During fiscal 2011 and 2010, the Company received $686,000 and $72,000, respectively, in earn out payments and recorded these amount as additional gain on the transaction. The Company retained all accounts receivable for services provided prior to May 29, 2009.
Based on the original sales price, the Company recorded an impairment charge of $2,403,000 in the fourth quarter of fiscal 2009.
Pharmacy Segment
In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements. A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location. The cost to close the Minnesota facility was immaterial.
On June 11, 2009, the Company entered into an Asset Purchase Agreement with a leading pharmacy management company to sell substantially all of the assets of JASCORP, LLC (“JASCORP”) for proceeds of $2,200,000, less fees of $185,000. $220,000 of the purchase price was held back by the buyer in order to cover the Company’s contingent obligations. In January 2011, the Company received $190,000 of the original amount held back and recorded this amount as additional gain on the transaction. JASCORP operated the retail pharmacy software business that the Company acquired in July 2007. As part of the divestiture, the Company entered into a License and Services Agreement with the buyer which provides the Company the right to continue to use the software for internal purposes.
HHE Segment
On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business. Total proceeds were $4,000,000, less fees of $150,000. $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. The Company retained all accounts receivable for services provided prior to May 2009. Subsequent to the transaction date, the buyer made certain claims, and in fiscal 2011, the buyer and the Company settled these claims and the final payment relating to this transaction of $500,000 was released to the Company and recorded as additional gain on the transaction.
On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000. At the time of closing, $475,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations. During fiscal 2010, the buyer released $267,000 of this amount, which was recognized as an additional gain on the sale. During fiscal 2011, the Company received the final payment of $155,000, which was recorded as additional gain on the transaction. A total of $53,000 was retained by the buyer to cover certain obligations of the Company. The entities sold represented the Southeast region of the Company’s HHE business.
Based on the combined sales price of the HHE businesses sold in May 2009, the Company recorded an impairment charge of $541,000 in the fourth quarter of fiscal 2009.
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

In October 2008, the Company recognized $696,000 in additional loss on the sale of its ownership interest in Beacon Respiratory Services, Inc. (“Beacon”), which was divested of in September 2007. See Note 9 — “Stockholders’ Deficit” for a more detailed discussion of this transaction.
As of May 2009, the Company had sold all of its HHE operations.
Catalog Segment
On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc. The Company is to receive 50% of future earnings of the business until total payments equal $375,000. 40% of these proceeds are to be paid to a third party. No earn-out payments will be payable after the quarter ending September 30, 2013. The Company recorded a loss of $68,000 during fiscal 2011 in conjunction with this disposal. This entity represented the Company’s Catalog segment.
The Company recorded $892,000 of impairment charges relating to the Catalog segment’s goodwill and customer relationship costs during the fiscal fourth quarter 2009.
Prior to their actual disposal, the assets and liabilities associated with these discontinued business operations have been classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. The results of the above businesses are reported in discontinued operations in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation. The segment results in Note 16 also reflect the reclassification of the discontinued operations. The discontinued operations do not reflect the costs of certain services provided to these operations by the Company. Such costs, which were not allocated by the Company to the various operations, included internal employee costs associated with administrative functions, including accounting, information technology, human resources, compliance and contracting as well as external costs for legal fees, insurance, audit fees, payroll processing, and various public-company expenses. The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.
There were no assets or liabilities of the discontinued operations at March 31, 2011. The components of the assets and liabilities of the discontinued operations by segment as of March 31, 2010 are presented below (in thousands):

	Pharmacy	Catalog	Total
Assets
Accounts receivable, net	$330	$76	$406
Inventories, net	214	17	231
Prepaid expenses and other current assets	83	81	164

Total current assets of discontinued operations	627	174	801

Property and equipment, net	262	—	262

Total non-current assets of discontinued operations	262	—	262

Total assets of discontinued operations	$889	$174	$1,063

Liabilities
Accounts payable	$27	$300	$327
Accrued compensation and related taxes	39	8	47
Capital lease obligations, current portion	35	—	35

Total current liabilities of discontinued operations	$101	$308	$409

The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Year Ended March 31, 2011
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net:	$—	$3,194	$—	$660	$3,854
Cost of revenue	—	2,541	—	397	2,938

Gross profit	—	653	—	263	916

Selling, general and administrative	—	923	—	372	1,295
Depreciation and amortization	—	85	—	—	85

Total operating expenses	—	1,008	—	372	1,380

Loss from operations	—	(355)	—	(109)	(464)
Net gain (loss) on disposal	686	127	655	(68)	1,400

Earnings (loss) from discontinued operations	$686	$(228)	$655	$(177)	$936

	Year Ended March 31, 2010
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net	$1,223	$4,054	$1,423	$1,813	$8,513
Cost of revenue	979	3,078	511	1,095	5,663

Gross profit	244	976	912	718	2,850

Selling, general and administrative	290	1,426	2,251	795	4,762
Depreciation and amortization	3	600	88	—	691

Total operating expenses	293	2,026	2,339	795	5,453

Loss from operations	(49)	(1,050)	(1,427)	(77)	(2,603)
Net gain (loss) on disposal	201	(30)	386	—	557

Earnings (loss) from discontinued operations	$152	$(1,080)	$(1,041)	$(77)	$(2,046)

	Year Ended March 31, 2009
			Home Health
	Services	Pharmacy	Equipment	Catalog	Total

Revenues, net	$15,842	$4,690	$17,643	$2,576	$40,751
Cost of revenue	12,675	2,463	5,266	1,594	21,998

Gross profit	3,167	2,227	12,377	982	18,753

Selling, general and administrative	2,155	2,436	11,158	1,130	16,879
Depreciation and amortization	277	686	1,031	53	2,047
Goodwill and intangible asset impairment	2,403	—	541	892	3,836

Total operating expenses	4,835	3,122	12,730	2,075	22,762

Loss from operations	(1,668)	(895)	(353)	(1,093)	(4,009)
Net loss on disposal	—	—	(1,258)	—	(1,258)

Loss from discontinued operations	$(1,668)	$(895)	$(1,611)	$(1,093)	$(5,267)

Note 4 — Business Acquisitions
Fiscal 2011
During the year ended March 31, 2011, the Company paid a total of $164,000 relating to various business acquisitions within the Services segment in prior years.
Fiscal 2010
During the year ended March 31, 2010, the Company paid a total of $281,000 relating to various business acquisitions within the Services segment, of which $50,000 was for an acquisition in December 2009 and $231,000 represented installment payments for prior year acquisitions.
Fiscal 2009
On April 25, 2008, the Company acquired substantially all of the assets of Carolina Care, LLC (“Carolina Care”). Carolina Care is a provider of home health care services in North Carolina. The total purchase price was $400,000, of which $274,000 was paid in cash during fiscal 2009 and the remainder was paid in installments during fiscal 2010 and 2011.

Note 5 — Fair Value
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
The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at March 31, 2011 and 2010 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Warrant Liability
Balance at April 1, 2009	$—
Warrants issued	2,478
Decrease in market value	(979)

Balance at March 31, 2010	1,499
Warrants issued	273
Reclassification to permanent equity	(35)
Decrease in market value	(1,452)

Balance at March 31, 2011	$285

In fiscal 2011, the Company recognized an impairment charge of $2,500,000 for the remaining goodwill associated with the Pharmacy segment. In fiscal 2010, the Company recognized an impairment charge of $14,599,000 for the remaining goodwill associated with the Services segment. In fiscal 2009, the Company wrote down the fair value of its Pharmacy goodwill to $2,500,000, resulting in an impairment charge of $13,217,000. In conjunction with the goodwill impairment, the Company recognized an impairment expense relating to Pharmacy segment’s customer relationships of $9,402,000. Each assets’ fair value was determined based on a Level 3 income approach but also considered a market-based approach to validate the estimated fair value.

Note 6 — Property and Equipment
Property and equipment consists of the following at March 31 (in thousands):

	2011		2010
		Accumulated		Accumulated
		Depreciation/		Depreciation/
	Cost	Amortization	Cost	Amortization
Equipment	$1,737	$1,086	$1,484	$827
Software	2,196	1,848	1,947	1,357
Vehicles	49	39	49	33
Furniture and fixtures	915	725	834	648
Leasehold improvements	94	40	55	28

	4,991	$3,738	4,369	$2,893

Less accumulated depreciation and amortization	(3,738)		(2,893)

Net property and equipment	$1,253		$1,476

Total depreciation and amortization expense for property and equipment included in continuing operations was $808,000, $666,000, and $601,000 for the years ended March 31, 2011, 2010 and 2009, respectively.
Note 7 — Goodwill and Acquired Intangible Assets
The following table presents the detail of the changes in goodwill by segment for the years ended March 31, 2011, 2010 and 2019 (in thousands):

	Services	Pharmacy	Total
Goodwill at April 1, 2008	$13,996	$15,717	$29,713
Acquisitions during the year	557	—	557
Impairment expense	—	(13,217)	(13,217)

Goodwill at March 31, 2009	14,553	2,500	17,053
Acquisitions during the year	46	—	46
Impairment expense	(14,599)	—	(14,599)

Goodwill at March 31, 2010	—	2,500	2,500
Impairment expense	—	(2,500)	(2,500)

Goodwill at March 31, 2011	$—	$—	$—

For tax purposes, goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following at March 31 (in thousands):

	2011		2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$1,016	$6,664	$847
Customer relationships	4,720	3,270	4,720	2,867

	11,384	$4,286	11,384	$3,714

Less accumulated amortization	(4,286)		(3,714)

Net acquired intangible assets	$7,098		$7,670

Amortization expense for acquired intangible assets included in continuing operations was $572,000, $634,000, and $912,000 for the years ended March 31, 2011, 2010 and 2009, respectively.
The estimated amortization expense related to acquired intangible assets in existence as of March 31, 2011 is as follows (in thousands):

Fiscal 2012	$518
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Fiscal 2016	329
Thereafter	5,043

Total	$7,098

Impairment Expense
The following table summarizes goodwill and intangible asset impairment charges for the fiscal years ended March 31, (in thousands):

	2011	2010	2009

Services:
Goodwill	$—	$14,599	$—

	—	14,599	—

Pharmacy:
Goodwill	2,500	—	13,217
Intangible assets	—	—	9,402

	2,500	—	22,619

Total	$2,500	$14,599	$22,619

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.
Fiscal 2011
As part of the fourth quarter fiscal 2011 Pharmacy goodwill impairment analysis, the Company recognized that the anticipated growth from the DailyMed program continued to be slower than anticipated and that there continues to be uncertainty surrounding the timing and amount of future revenue and cash flow streams. The Company determined that it was appropriate to write off the remaining goodwill balance and recorded a $2,500,000 impairment charge.
Fiscal 2010
During fiscal 2009 and 2010, the Services segment as a whole had seen declining revenue, and the decline was primarily driven by a decline in the medical staffing and travel staffing businesses. Many of the Service’s segments locations provided both home care and medical staffing services. During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue. The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010. During the same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009. Management’s ability to predict the timing and extent of the segments recovery was subject to some uncertainty. Therefore, management focused on more recent trends in its annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis. The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010, and subsequent to this charge, there was no remaining goodwill associated with the Services segment.
In conjunction with the fiscal 2009 goodwill impairment analysis (as described below), the Company recognized a $13,217,000 goodwill impairment charge in the Pharmacy reporting unit. As evidenced by the annual revenue growth in fiscal 2010, the Pharmacy segment continued to advance its DailyMed business during the year, but it continued to be in the early stages of development. In performing the goodwill impairment analysis for the Pharmacy reporting unit during the fiscal fourth quarter 2010, management relied on recent trends and future expectations based on these trends and on industry experience to project future operating results. The fiscal 2011 revenue estimates were based on payer relationships that existed as of the time of the analysis. The revenue estimates in the future years assumed new payer relationships similar to the WellPoint relationship, which was originally established in June 2009. Additionally, management assumed margin improvement over the next five years due to increased volume, operational improvements and additional revenue from medication adherence services, which would generate higher margins than drug revenue. Management also estimated that the selling, general and administrative expenses as a percentage of revenue would improve due to software and technological enhancements as well as efficiencies gained through volume and experience. As of March 31, 2010, the Pharmacy goodwill reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 40% so the second step of the goodwill analysis was not considered necessary.
Fiscal 2009
In the impairment analysis of the Services reporting unit performed as of March 31, 2009, management assumed an annual revenue growth rate of approximately 5%. Additionally, management assumed that margins over the next five years would remain consistent at between 30.0% and 30.5% compared to margins of 30.5% for the year ended March 31, 2009. With regards to total SG&A for the Services reporting unit, management assumed that it would decrease by approximately 2% for the year ended March 31, 2010 and then modestly increase in the years thereafter. The decrease in SG&A expenses in the first year of the projections reflects the impact of certain charges taken in the year ended March 31, 2009 as well as the benefits of various cost reduction initiatives. In the projections, the total SG&A was impacted by the amount of corporate allocation charged to the Services segment. At the time, the Company believed that the Pharmacy segment would grow significantly over the next several years, and as growth occurred, the amount of fixed corporate overhead allocated to the Pharmacy would increase with a corresponding decrease to the Services segment. As of March 31, 2009, the Services reporting unit analysis indicated that its fair value was in excess of it carrying value by approximately 5% so the second step of the goodwill analysis was not considered necessary.
The Pharmacy segment goodwill was originally recognized during fiscal 2007 in conjunction with the PrairieStone Pharmacy, LLC acquisition in February 2007. As of March 31, 2007, the Company recognized $15,717,000 in goodwill. Goodwill remained at that amount as of March 31, 2008. As part of the fourth quarter fiscal 2009 goodwill impairment analysis, the Company recognized that there had been a slower than anticipated growth from the DailyMed program and that there was uncertainty surrounding the timing and amount of future revenue and cash flow streams. The analysis resulted in a $13,217,000 impairment charge for fiscal 2009 resulting in $2,500,000 of Pharmacy goodwill remaining at March 31, 2009. Additionally, the Company recognized a $9,720,000 impairment charge for fiscal 2009 to write off the balance of its customer relationship intangible asset.

Note 8 — Lines of Credit
The following table summarizes the lines of credit for the Company (in thousands):

		At March 31, 2011
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2010	Interest rate
Comerica Bank	April 1, 2012	$9,163	$7,130	$7,774	Prime plus 2.75%
H.D. Smith	April 23, 2013	4,777	4,777	—	7%

Total lines of credit obligations		$13,940	11,907	7,774

H.D. Smith unamortized debt discount			(403)	—

			$11,504	$7,774

Comerica Bank
Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank. As of March 31, 2011, advances under the line of credit agreement cannot exceed the revolving credit commitment amount of $11 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time. The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation. Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement also requires the Company to maintain a deposit account with a minimum balance, and this amount is classified as restricted cash on the Company’s consolidated balance sheet. If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries. On March 31, 2011, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $2,033,000.
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
On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement. The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012. As of September 30, 2010, the Company was not in compliance with two financial covenants. The amendment waived these covenant violations and established new covenant requirements. Specifically, subsequent to this amendment, the following financial covenants apply: tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million. Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000. As of March 31, 2011, the ASI was in compliance with the loan covenants.

The outstanding balance on the Comerica Bank line of credit will be paid in full or assumed by the buyer as part of the anticipated divestiture of the Services segment.
H.D. Smith Wholesale Drug Co.
On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its primary supplier of pharmaceutical products. Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms. Beginning April 1, 2011, additional borrowings under the agreement are limited based upon a borrowing base of the assets. The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013. Interest during the first 12 months of the agreement was added to the debt balance. Interest only payments are required from May 2011 through April 2012. Beginning in May 2012, the Company will make monthly payments of $75,000 plus interest. Borrowings may be prepaid at any time without penalty. The debt is secured by all of the tangible and intangible assets of PrairieStone Pharmacy, LLC, which operates the Company’s Pharmacy segment. The agreement includes certain financial covenants for the Pharmacy segment beginning with the fiscal fourth quarter 2012. Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation and amortization and current assets divided by current liabilities of greater than .75. As of March 31, 2011, there was no additional availability under the line.
In conjunction with the credit agreement, the Company issued H.D. Smith certain warrants to purchase common stock (see “Note 10 — Stockholders’ Deficit” for more details) and incurred certain professional fees. These costs, which originally totaled $561,000, were recorded as a debt discount and are being amortized over the term of the debt agreement.

Note 9 — Long-Term Obligations
Long-term obligations consist of the following at March 31 (in thousands):

	2011	2010
Note payable to JANA Master Fund, Ltd. (“JANA”) in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	$19,406	$17,581

Note payable to Vicis Capital Master Fund (“Vicis”) in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	7,181	6,505

Note payable to LSP Partners, LP (“LSP”) in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company’s option. The note payable is unsecured.	1,220	1,106

Payable due to AmerisourceBergen Drug Corporation bearing an effective interest rate of 8.0%. The unpaid accrued interest and principal was paid in full in April 2010. The debt was secured.	—	750

Other	189	189

Total long-term obligations	27,996	26,131
Less current portion of long-term obligations	(189)	(939)

Long-term obligations, less current portion	$27,807	$25,192

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
On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP. Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA. Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively. JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above. The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales. Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company. Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes. After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders. Thereafter, proceeds are split 25% to the Company and 75% to the lenders. As of March 31, 2011, the Company owes these lenders $833,000 before additional proceeds are split between the Company and the lenders.

As of March 31, 2011 future maturities of long-term obligations are as follows (in thousands):

Fiscal 2012	$189
Fiscal 2013	27,807

Total	$27,996

The weighted average interest rate of outstanding long-term obligations as of March 31, 2011 and 2010 was 10.0% for both years.
Note 10 — Stockholders’ Deficit
General
On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share, from 200,000,000, $0.001 par value per share.
Escrow Shares
In conjunction with the PrairieStone Pharmacy, LLC (“PrairieStone”) acquisition on February 15, 2007, the purchase agreement provided for a potential earn out for two continuing employees of up to an aggregate of 600,000 shares of common stock. The earn out was based on PrairieStone’s earnings before interest, taxes depreciation and amortization for periods through March 31, 2010. The earn out targets were not met, and the shares were returned to the Company and canceled during fiscal 2011.
Common Stock Transactions — Fiscal 2011
On November 2, 2010, the Company finalized an equity financing transaction whereby it raised $4,994,000 in gross proceeds. Under the terms of the agreements with the investors, the Company sold 15,606,250 shares of common stock for $0.32 per share. Expenses associated with the transaction, which included a 7.0% placement fee, totaled $564,000 resulting in net proceeds of $4,430,000.
Common Stock Transactions — Fiscal 2010
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
Total expenses associated with the transaction, which included a 6.5% placement agent fee, were $902,000. $857,000 of these expenses were paid in cash resulting in net cash proceeds of $10,243,000. Consistent with the terms of the debt agreements entered into in September 2009, the Company used $2,400,000 of the net proceeds to pay off certain outstanding debt.
Common Stock Transactions — Fiscal 2009
In July 2007, the Company acquired 100% of the membership interest of JASCORP, LLC. As partial consideration, the Company issued 1,814,883 shares of common stock. The Company guaranteed the share price of $0.99 per share at the one-year anniversary date of the acquisition. In July 2008, the Company issued 1,512,402 shares of common stock to the former owner of JASCORP in order to satisfy the guaranteed stock price obligation. Because the share price guarantee was contemplated and accounted for at the time of the acquisition, the issuance of additional shares of common stock did not impact the original purchase price allocation.
In September 2007 and simultaneous with the Company’s sale of its Florida and Colorado home health equipment businesses, the Company released 1,068,140 shares of common stock to the former owners of Alliance Oxygen & Medical Equipment, Inc. (“Alliance”), an entity acquired by the Company in July 2006. The release of the shares was consistent with the terms of an Escrow Release Agreement entered into on July 19, 2007. In the agreement, the Company guaranteed the share price of $0.70 per share. In October 2008, the Company issued 1,804,491 shares of common stock to the former owners of Alliance in order to satisfy the guaranteed stock price obligation. The value of these shares was determined to be $695,000. This amount was recognized as an additional loss on the disposal of the Florida HHE divestiture and is included in discontinued operations for the year ended March 31, 2009 (see “Note 4 — Discontinued Operations”).

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
Warrants
The following represents warrants outstanding as of March 31,:

Exercise Price	Granted	Expiration	2011	2010
$0.13	March 2011	March 2016	500,000	—
$0.40	April 2010	April 2015	500,000	—
$0.41	April 2009	April 2014	52,800	52,800
$0.50	various	May 2011	2,301,774	2,301,774
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	7,135,713
$2.25	September 2005	September 2010	—	44,444

			12,051,083	11,095,527

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.
The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification. As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at their then fair value of $2,478,000. The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity. As a result, the Company recorded $1,213,000 and $979,000 as other income from the change in the fair value of these warrants for fiscal 2011 and 2010, respectively.
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

The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	March 31, 2011	March 31, 2010	November 17, 2009
Expected volatility	99%	84%	86%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	4.1	5.1	5.5
Risk-free interest rate	1.80%	2.69%	2.19%
On April 23, 2010 and in conjunction with the H.D. Smith line of credit agreement (see “Note 8 — Lines of Credit”), the Company granted H. D. Smith 500,000 warrants to purchase common stock at an exercise price of $0.40 per share. The warrants expire on April 23, 2015. The Company also granted H.D. Smith up to an additional 500,000 warrants to purchase common stock. Consistent with the terms of the agreement, all of these warrants vested on March 31, 2011 because the value of the borrowing base supporting the line of credit did not exceed certain thresholds. The exercise price of $0.13 was computed consistent with the terms of the agreement as the lower of $0.40 and the preceding 10-day average of the closing prices per shares on March 31, 2011. The warrants have a 5-year life.
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
The original fair value of the 500,000 warrants issued to H.D. Smith that vested on March 31, 2011 was estimated using the Black-Scholes pricing model and was determined to be $273,000. This was recorded as a debt discount and will be amortized over the term of the H.D. Smith line of credit. The assumptions used in the fair value calculation were as follows: risk free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 87%, and expected life of 6 years. Because the vesting of these warrants was contingent on a future event, the fair value of the warrants was originally classified as a liability until they vested on March 31, 2011, at which time they were reclassified to permanent equity as all the criteria for equity treatment were met at that point in time. Prior to the reclassification to permanent equity, the fair value of liability was adjusted on a quarterly basis. During fiscal 2011, the Company recorded $239,000 of other income, and these amounts represent the change in the fair value of the warrant liability during the year.
No warrants were exercised during the fiscal year ended March 31, 2011.
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
In June 2008 and as partial consideration for an amendment to a pre-existing line of credit agreement, the Company issued 490,000 warrants to purchase common stock at an exercise price of $0.75 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model and was determined to be $248,000. This was recorded as a “loss on extinguishment of debt” in the accompanying Consolidated Statements of Operations. The assumptions used were as follows: risk free interest rate of 3.63%, expected dividend yield of 0%, expected volatility of 76%, and expected life of 7 years.

Note 11 — Commitments and Contingencies
Lease Commitments
The Company leases office space under several operating lease agreements, which expire through 2014. Rent expense for continuing operations relating to these leases amounted to approximately $1,175,000, $999,000, and $1,003,000 for the years ended March 31, 2011, 2010 and 2009, respectively.
The following is a schedule of approximate future minimum lease payments, exclusive of real estate taxes and other operating expenses, required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands):

	Capital	Operating
	Leases	Leases
Year ending March 31:
2012	$27	$976
2013	—	840
2014	—	700
2015	—	441
2016	—	335
Thereafter	—	519

Total minimum lease payments	27	$3,811

Less amount representing interest	(2)

Total principal payments	$25

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
Note 12 — Stock-Based Compensation
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
As of March 31, 2011, approximately 4.2 million shares were available for grant under the amended 2006 Plan.
Following are the specific valuation assumptions used for each respective years:

Weighted-average	2011	2010	2009
Expected volatility	84%	92%	77%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	6.86	4.38	4.65
Risk-free interest rate	1.83%	1.81%	2.67%
Stock option activity for the years ended March 31, 2011 and 2010 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)
Outstanding at April 1, 2009	3,771,225	$0.76
Granted	4,961,572	0.60
Exercised	(396,613)	1.03

Outstanding at March 31, 2010	8,336,184	0.65
Granted	1,097,465	0.37
Exercised	(10,750)	0.25
Forfeited or expired	(496,062)	0.89

Outstanding at March 31, 2011	8,926,837	$0.60	5.0	$—

Exercisable at March 31, 2011	8,263,792	$0.62	4.9	$—

In fiscal 2009, the Board determined that certain members of executive management would be granted an aggregate of 3,380,001 options which would vest over three years. On April 3, 2008, the Board authorized the issuance of one-third of this total, or 1,126,667 options, for executive management (such portion which vested quarterly over fiscal 2009) and determined that the remaining two-thirds were to be issued as soon as the Company had option shares available in its equity incentive plan to do so. Following approval of the Amendment of the Plan as described above, on January 27, 2009, the Board of Directors granted the remaining two-thirds of these options to the executives (an aggregate of 2,253,334 options), such options. At the annual meeting on October 14, 2009, the shareholders approved the Amendment to the Plan. Therefore, the 2,253,334 options were granted for accounting purposes in fiscal 2010 and are so included in the above table.

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 – $0.42	4,251,109	5.6	$0.38	3,595,876	$0.38
$0.43 – $0.72	3,550,501	4.4	$0.72	3,548,939	$0.72
$0.73 – $1.07	756,647	4.7	$0.79	750,397	$0.79
$1.08 – $1.50	250,967	3.1	$1.25	250,967	$1.25
$1.51 – $2.25	43,000	2.1	$2.22	43,000	$2.22
$2.92	74,613	2.3	$2.92	74,613	$2.92

Outstanding at March 31, 2011	8,926,837		$0.60	8,263,792	$0.62

The weighted-average grant-date fair value of options granted during the years ended March 31, 2011 and 2010 was $0.28 and $0.43, respectively. The total intrinsic value of options exercised during the year ended March 31, 2011 was $2,000. No stock options were exercised during the years ended March 31, 2010 and 2009.
The Company recognized $1,008,000, $1,354,000, and $766,000 in stock-based compensation expense from all operations relating to stock options during the years ended March 31, 2011, 2010, and 2009, respectively.
As of March 31, 2011, total unrecognized stock-based compensation expense related to stock options was $185,000, which is expected to be expensed through November 2012.
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
The following table summarizes the activity for restricted stock awards during the years ended March 31, 2011 and 2010:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2009	476,092	$1.45
Granted	100,000	0.52
Vested	(233,125)	1.67
Forfeited	(10,000)	1.48

Unvested at March 31, 2010	332,967	1.45
Vested	(187,500)	1.42

Unvested at March 31, 2011	145,467	$0.66

During the years ended March 31, 2011, 2010 and 2009, the Company recognized $297,000, $360,000, and $565,000, respectively, of stock-based compensation expense from all operations related to restricted stock.

During the years ended March 31, 2011, 2010, and 2009, the total fair value of restricted stock vested was $267,000, $595,000, and $701,000, respectively.
As of March 31, 2011, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $64,000, which is expected to be expensed over a weighted-average period of approximately less than one year.
Note 13 — Income Taxes
The Company incurred $33,000, $29,000, and $122,000 of state and local income tax expense during the years ended March 31, 2011, 2010, and 2009, respectively.
Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss before taxes. The sources of the tax effects of the differences are as follows:

	2011	2010	2009
Income tax benefit at 34%	-34.0%	-34.0%	-34.0%
State and local income taxes	-5.0%	-3.3%	-2.6%
Goodwill amortization/impairment	0.0%	9.1%	1.1%
Permanent deductions not recorded on books	-3.6%	-0.8%	0.1%
Other	1.8%	0.4%	7.5%
Change in valuation allowance	40.8%	28.7%	28.2%

Effective tax rate	0.0%	0.1%	0.3%

Significant components of the Company’s deferred income tax assets and liabilities are comprised of the following at March 31 (in thousands):

	2011	2010
Net operating losses	$28,216	$28,477
Allowance for doubtful accounts	730	1,096
Depreciation and amortization	5,299	4,659
Other temporary differences	2,679	2,644

Total	36,924	36,876
Valuation allowance	(36,924)	(36,876)

Net deferred income taxes	$—	$—

Federal NOL’s that will be available to offset future taxable income as of March 31, 2011 through the dates shown below are as follows (in thousands):

September 30, 2022	$58
September 30, 2023	1,066
September 30, 2024	114
March 31, 2025	1,944
March 31, 2026	2,080
March 31, 2027	8,946
March 31, 2028	18,868
March 31, 2029	13,553
March 31, 2030	16,554
March 31, 2031	15,203

$78,386

Goodwill related to asset purchases is amortized over 15 years for tax purposes, and goodwill related to the purchase of stock of corporations is not amortized for tax purposes.
As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $789,000 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.
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
Note 14 — Employee Benefit Plans
The Company has a 401(K) defined contribution plan, whereby eligible employees may defer a percentage of compensation up to Internal Revenue Service’s limits. The Company may make discretionary employer contributions. The Company made no contributions on the employees’ behalf for any of the years ended March 31, 2011, 2010 and 2009.
Note 15 — Related Party Transactions
On March 31, 2011, the Company had an outstanding balance of $19,406,000 related to a note payable with JANA dated March 25, 2009. JANA held approximately 15% of the outstanding shares of Company common stock on March 31, 2011. The Company incurred interest expense relating to the debt due JANA in the amounts of $1,825,000, $1,682,000, and $1,688,000 during the years ended March 31, 2011, 2010 and 2009. See “Note 9 — Long-term Obligations” for additional information pertaining to the balances of these debt instruments.
On March 31, 2011, the Company had an outstanding balance of $7,181,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009. Vicis held approximately 15% of the outstanding shares of Company common stock on March 31, 2011. The Company incurred interest expense relating to the debt in the amount of $675,000, $610,000, and $1,753,000 during the years ended March 31, 2011, 2010 and 2009, respectively. See “Note 9 — Long-term Obligations” for additional information pertaining to the balances of this debt instrument.

Prior to April 4, 2011, the Company’s Chief Operating Officer had a beneficial ownership interest in an affiliated agency and thereby had an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin. The terms of these transactions were consistent with the affiliate agreement, which was entered into on August 13, 2006. The affiliate is responsible to pay its selling, general and administrative expenses. Commissions totaled $763,000, $844,000, and $1,361,000 for fiscal 2011, 2010 and 2009, respectively. On April 4, 2011, the Company finalized the purchase of substantially all of the assets of the affiliate as required by the affiliate agreement for total consideration of $890,000 pursuant to the purchase price formula contained in the agreement. Of the purchase price, $297,000 was paid in cash at the closing, and the Company entered into a promissory note for the remaining $593,000. The note bears interest at a rate of 10% per annum, payable monthly, and is due April 1, 2012, subject to acceleration if the Company sells its Services segment or consummates a financing transaction for proceeds in excess of $5 million.
Note 16 — Segment Information
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
The Services segment is a national provider of home care services, including skilled and personal care, and medical staffing services (per diem and travel nursing) to numerous types of acute care and sub-acute care medical facilities. In May 2009, the Company sold its industrial staffing business, which has since been included in discontinued operations. As described earlier, the Company’s Board of Directors has committed to a plan to sell this segment.
The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed™. The Company operates pharmacies in Indiana and California, which dispense patients’ prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken. The DailyMed™ approach is designed to improve the safety and efficacy of the medications being dispensed. In March 2011, the Company closed its Minnesota facility, and in June 2009, the Company sold its pharmacy dispensing and billing software business, both of which have since been included in discontinued operations.

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Revenue, net:
Services	$83,328	$86,635	$97,537
Pharmacy	16,713	11,449	3,462

Total revenue	$100,041	$98,084	$100,999

Operating income (loss):
Services	$4,286	$(10,973)	$3,583
Pharmacy	(8,370)	(5,765)	(26,019)
Unallocated corporate overhead	(8,794)	(9,851)	(10,011)

Total operating loss	(12,878)	(26,589)	(32,447)

Other income (expenses):
Interest expense, net	3,799	3,371	4,072
Loss on extinguishment of debt	—	—	4,487
Change in fair value of warrant liability	(1,423)	(979)	—
Other	—	30	75

Net loss before income tax expense	(15,254)	(29,011)	(41,081)
Income tax expense	33	29	122

Net loss from continuing operations	$(15,287)	$(29,040)	$(41,203)

Depreciation and amortization:
Services	$657	$758	$859
Pharmacy	209	118	280
Corporate	514	424	374

Total depreciation and amortization	$1,380	$1,300	$1,513

Goodwill and intangible asset impairment:
Services	$—	$14,599	$—
Pharmacy	2,500	—	22,619

Total goodwill and intangible asset impairment	$2,500	$14,599	$22,619

Capital expenditures:
Services	$58	$63	$75
Pharmacy	288	457	850
Corporate	125	54	150

Total capital expenditures	$471	$574	$1,075

	March 31,
	2011	2010
Assets:
Services	$21,164	$25,007
Pharmacy	4,177	4,990
Unallocated corporate assets	790	2,136
Assets of discontinued operations	—	1,063

Total assets	$26,131	$33,196

Note 17 — Quarterly Results (Unaudited)
The following table summarizes selected quarterly data of the Company for the years ended March 31, 2011 and 2010 (in thousands, except per share data):

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2011
Revenues, net	$24,406	$24,848	$25,359	$25,428
Gross profit	6,592	6,844	7,031	6,938
Loss from continuing operations	(4,731)	(3,070)	(2,454)	(5,032)
Income (loss) from discontinued operations	691	176	135	(66)
Net loss	(4,040)	(2,894)	(2,319)	(5,098)
Basic and diluted net loss per share:
(1) Loss from continuing operations	(0.03)	(0.02)	(0.01)	(0.03)
(1) Loss from discontinued operations	0.01	—	—	—

	$(0.02)	$(0.02)	$(0.01)	$(0.03)

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2010
Revenues, net	$24,930	$24,227	$24,784	$24,143
Gross profit	7,152	6,988	7,082	6,588
Loss from continuing operations	(3,304)	(3,775)	(2,840)	(19,121)
Income (loss) from discontinued operations	(1,269)	(371)	(313)	(93)
Net loss	(4,573)	(4,146)	(3,153)	(19,214)
Basic and diluted net loss per share:
(1) Loss from continuing operations	(0.02)	(0.02)	(0.02)	(0.12)
(1) Income (loss) from discontinued operations	(0.01)	(0.01)	—	—

	$(0.03)	$(0.03)	$(0.02)	$(0.12)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
The increase in the loss from continuing operations in the fiscal fourth quarter 2011 compared to the three previous quarters was due to the following:
•	Total goodwill impairment expense recognized in the fiscal fourth quarter 2011 of $2,500,000.
The increase in the loss from continuing operations in the fiscal fourth quarter 2010 compared to the three previous quarters was due to the following:
•	Total goodwill impairment expense recognized in the fiscal fourth quarter 2010 of $14,599,000.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED PARENT COMPANY BALANCE SHEETS
(In Thousands)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$—	$300
Prepaid expenses and other current assets	472	574

Total current assets	472	874
Property and equipment, net	207	596
Other assets	204	412
Investment in subsidiaries	8,627	15,367

Total assets	$9,510	$17,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$619	$1,099
Accrued expenses	855	1,234
Fair value of warrant liability	285	1,499

Total current liabilities	1,759	3,832
Long-term obligations	27,807	25,192

Total liabilities	29,566	29,024

STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(20,056)	(11,775)

Total liabilities and stockholders’ deficit	$9,510	$17,249

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended March 31,
	2011	2010	2009

Loss from operations	$(8,793)	$(9,852)	$(10,011)

Interest expense	2,819	2,760	3,146
Loss on extinguishment of debt	—	—	4,239
Change in fair value of warrant liability	(1,423)	(979)	—

Loss before equity in consolidated subsidiaries	(10,189)	(11,633)	(17,396)
Equity in consolidated subsidiaries	(4,162)	(19,453)	(29,074)

NET LOSS	$(14,351)	$(31,086)	$(46,470)

See accompanying note to these financial statements.

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE I — CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED PARENT CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended March 31,
	2011	2010	2009
Operating activities
Net cash used in operating activities	$(4,604)	$(6,529)	$(6,039)

Investing activities
Purchases of property and equipment	(126)	(54)	(440)

Net cash used in investing activities	(126)	(54)	(440)

Financing activities
Proceeds from the issuance of notes payable / line of credit, net of fees	—	2,142	2,800
Payments on notes payable	—	(6,524)	—
Proceeds from the issuance of common stock, net of fees	4,430	10,243	—

Net cash provided by financing activities	4,430	5,861	2,800

Net change in cash and cash equivalents	(300)	(722)	(3,679)
Cash and cash equivalents, beginning of year	300	1,022	4,701

Cash and cash equivalents, end of year	$—	$300	$1,022

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

ARCADIA RESOURCES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table summarizes the activity and ending balances in the allowance for doubtful accounts from continuing operations (amounts in thousands) for the years ended March 31,:

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Recoveries	Deductions	of Period
2011	$2,614	$610	470	(1,797)	$1,897
2010	3,386	1,145	22	(1,939)	2,614
2009	2,492	1,442	228	(776)	3,386