Form 10-K/A
period 2011-03-31
ARCADIA RESOURCES, INC
filed 2011-06-30
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.18
EX-31.1
EX-31.2
EX-32

In this Amendment No. 1 to the Annual Report on Form 10-K, and unless the context otherwise requires, the terms “Registrant,” “Arcadia,” “we,” “our” and “us” refer to Arcadia Resources, Inc. and its subsidiaries.
EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, or the Annual Report, which was originally filed with the Securities and Exchange Commission on June 28, 2011.
Exhibit 10.18 to the Annual Report is hereby deleted in its entirety and replaced with Exhibit 10.18, filed herewith, to correct a typographical error.
In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.
Except as described in the preceding paragraphs, we do not purport by this Form 10 K/A to update any of the information contained in the Annual Report.

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits
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

4.12	Stanley Scholsohn Family Partnership Stock Option Agreement, dated February 22, 2003 (incorporated by reference to Exhibit 4.17 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.13	Stanley Scholsohn Family Partnership Registration Rights Agreement, dated February 22, 2004 (incorporated by reference to Exhibit 4.18 of Form S-1/A, Amendment No. 1, filed August 27, 2004)
4.14	Form of Regulation D Registration Rights Agreement (incorporated by reference to Exhibit 4.19 of Form S-1/A, Amendment No. 1, filed August 27, 2004)

Exhibits
Number	Description of Exhibit

4.15	Form of stock purchase agreement (incorporated by reference to Exhibit 4.1 of Form 8-K/A filed on May 2, 2005)
4.16	Warrant Purchase and Registration Rights Agreement dated September 26, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 30, 2005)
4.17	Warrant Purchase and Registration Rights Agreement dated September 28, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 30, 2005)
4.18	Form of B-1 Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed on September 30, 2005)
4.19	Form of B-2 Warrant (incorporated by reference to Exhibit 4.4 of Form 8-K filed on September 30, 2005)
4.20	Private Stock Purchase Agreement SICAV 1 dated November 28, 2005 (incorporated by reference to Exhibit 4.1 of Form 10-Q on February 14, 2006)
4.21	Private Stock Purchase Agreement SICAV 2 dated November 28, 2005 (incorporated by reference to Exhibit 4.2 of Form 10-Q on February 14, 2006)
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

10.10	Agreement and Plan of Merger between Critical Home Care, Inc. and Arcadia Resources, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2004)

Exhibits
Number	Description of Exhibit

10.11	Form Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 of Form 8-K filed on February 8, 2005)
10.12	Stock Option Agreement dated March 22, 2005 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 28, 2005)
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

10.35	Comerica Revolving Credit Note dated July 13, 2009 (incorporated by reference to Exhibit 10.43 of Form 10-K filed on July 14, 2009)
10.36	Placement Agent Agreement between Arcadia Resources, Inc. and Burnham Hill Partners dated November 6, 2009 (incorporated by reference to Exhibit 1.1 of Form 8-k filed on November 9, 2009)

Exhibits
Number	Description of Exhibit

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

June 30, 2011	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer (Principal Executive Officer) and a Director

June 30, 2011	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)