Form 10-Q
period 2011-06-30
ARCADIA RESOURCES, INC
filed 2011-08-15
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from_____________to_____________

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

As of August 15, 2011, 193,331,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Exhibits
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. – FINANCIAL INFORMATION
Item 1.  Financial Statements

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2011	March 31, 2011
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$1,627	$2,136
Accounts receivable, net of allowance of $2,143 and $1,897, respectively	11,720	12,049
Inventories, net	813	795
Prepaid expenses and other current assets	1,350	1,455
Restricted cash	1,000	-
Total current assets	16,510	16,435
Property and equipment, net	1,148	1,253
Acquired intangible assets, net	6,969	7,098
Goodwill	1,070	-
Other assets	153	345
Restricted cash	-	1,000
Total assets	$25,850	$26,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,433	$1,226
Line of credit	8,478	-
Accrued expenses:
Compensation and related taxes	2,564	2,792
Interest	69	35
Health insurance	736	756
Other	786	952
Fair value of warrant liability	135	285
Payable to affiliated agencies	653	616
Long-term obligations, current portion	29,282	189
Capital lease obligations, current portion	18	25
Total current liabilities	44,154	6,876
Lines of credit	4,423	11,504
Long-term obligations, less current portion	-	27,807
Total liabilities	48,577	46,187

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 193,331,294 shares and 193,162,544 shares issued, respectively	193	193
Additional paid-in capital	151,557	151,436
Accumulated deficit	(174,477)	(171,685)
Total stockholders’ deficit	(22,727)	(20,056)
Total liabilities and stockholders’ deficit	$25,850	$26,131

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three-Month Period Ended June 30,
	(Unaudited)
	2011	2010

Services	$20,434	$20,365
Pharmacy	4,325	4,041
Revenues, net	24,759	24,406
Cost of revenues	18,005	17,813
Gross profit	6,754	6,593

Selling, general and administrative	8,546	9,516
Depreciation and amortization	297	286
Total operating expenses	8,843	9,802

Operating loss	(2,089)	(3,209)

Other expenses (income):
Interest expense, net	1,025	844
Change in fair value of warrant liability	(150)	642
Total other expenses	875	1,486

Loss from continuing operations before income taxes	(2,964)	(4,695)

Income tax expense	15	33
Loss from continuing operations	(2,979)	(4,728)

Discontinued operations:
Loss from discontinued operations	-	(101)
Net gain on disposal	187	787
Total discontinued operations	187	686

NET LOSS	$(2,792)	$(4,042)

Weighted average number of common shares outstanding	193,235	177,239

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.02)	$(0.03)
Income from discontinued operations	-	0.01
Net loss per share	$(0.02)	$(0.02)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2011	193,162,544	$193	$151,436	$(171,685)	$(20,056)
Stock-based compensation expense	168,750	-	121	-	121
Net loss for the period	-	-	-	(2,792)	(2,792)
Balance, June 30, 2011	193,331,294	$193	$151,557	$(174,477)	$(22,727)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three-Month Period Ended June 30,
	(Unaudited)
	2011	2010
Operating activities
Net loss for the period	$(2,792)	$(4,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	209	310
Depreciation of property and equipment	167	165
Amortization of intangible assets	130	143
Gain on business disposals	(187)	(787)
Non-cash interest expense	693	661
Amortization of deferred financing costs and debt discounts	100	69
Stock-based compensation expense	121	364
Change in fair value of warrant liability	(150)	642
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	120	81
Inventories	(18)	(561)
Other assets	104	(281)
Accounts payable	201	(535)
Accrued expenses	(376)	(723)
Due to affiliated agencies	51	(388)
Net cash used in operating activities	(1,627)	(4,882)

Investing activities
Business acquisitions, net of cash acquired	(347)	(21)
Proceeds from business disposal	187	787
Purchases of property and equipment	(63)	(235)
Net cash provided by (used in) investing activities	(223)	531

Financing activities
Net borrowings on lines of credit	1,348	4,409
Payments on notes payable and capital lease obligations	(7)	(766)
Proceeds from exercise of stock options	-	1
Net cash provided by financing activities	1,341	3,644

Net change in cash and cash equivalents	(509)	(707)
Cash and cash equivalents, beginning of period	2,136	5,444
Cash and cash equivalents, end of period	$1,627	$4,737

Supplementary information:
Cash paid during the period for:
Interest	$233	$116
Income taxes	15	96
Non-cash investing / financing activities:
Accrued interest converted to notes payable	693	661

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Description of Company and Significant Accounting Policies

Description of Company

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing  and pharmacy services operating under the service mark Arcadia HealthCare.  The Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy.  The Company’s corporate headquarters are located in Indianapolis, Indiana.  The Company conducts its business from approximately 65 facilities located in 18 states.  The Company operates pharmacies in Indiana and has a contractual relationship with a pharmacy in California to service customers in that state.  Additionally, the Company has customer service centers in Michigan and Indiana.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three-month periods ended June 30, 2011 and 2010, the consolidated statements of cash flows for the three-month periods ended June 30, 2011 and 2010, and the consolidated statement of stockholders’ deficit for the three-month period ended June 30, 2011, are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended June 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2011 included in the Company’s Form 10-K filed with the SEC on June 28, 2011.

Reclassifications

Certain amounts presented in the prior period have been reclassified to conform to the current period presentation including the reflection of newly discontinued operations separately from continuing operations and the reclassifaction of certain overhead expenses from unallocated Corporate overhead to the appropriate operating segments (Services and Pharmacy).

As previously reported, the Company is in the process of seeking to divest its Services segment.  If the Company enters into a definitive agreement to sell the Services segment, management intends to seek approval of the sale from the Company’s shareholders.  Because no such definitive agreement has been entered into and such approval has not been obtained, the accompanying consolidated financial statements reflect the Services segment as a continuing operation.  If a definitive purchase agreement is entered into and a transaction is ultimately approved by shareholders and consummated, the Services segment will begin to be reflected as a discontinued operation in the Company’s current and historical consolidated financial statements.  See “Note 13 – Segment Information” for relevant financial information of the Services segment.

Recent Accounting Pronouncements

In May 2011, the FASB provided an accounting standards update to FASB Accounting Standards Codification Topic 820, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The application of this guidance did not have a material impact on the Company’s consolidated financial statements presentation.

Note 2 – Management’s Plan

The Company currently operates in two business segments, Services and Pharmacy.  Over the past three years, the Company has primarily focused on expanding its DailyMedTM Pharmacy business.  The Company has divested non-strategic businesses and assets and used the proceeds of these sales to reduce debt and fund the Pharmacy business growth.

The Pharmacy business has incurred significant operating losses in recent periods.  The earnings being generated by the Services segment have not been sufficient to cover the operating losses generated in the Pharmacy segment and to pay corporate selling, general and administrative expense; and therefore, the Company has incurred significant operating losses in each of the last three fiscal years.  In addition, the Company has generated negative cash flows from operations of $11.2 million and $5.9 million in fiscal 2011 and 2010, respectively and has approximately $42.2 million in debt, of which $37.6 million is due in April 2012.  The Company had a stockholders’ deficit of $22.7 million at June 30, 2011.  For the fiscal year ended March 31, 2011, our independent auditors issued an unqualified opinion that included a material uncertainty relating to the Company’s ability to continue as a going concern due to the amount of debt maturing in April 2012 and our recurring losses from operations.

At the present time, and due to the current level of the Company’s common stock price ($0.05 as of August 11, 2011), the Company does not believe that it is feasible to raise sufficient capital to fund operations and repay its existing indebtedness by accessing traditional equity markets.  Additionally, due to the significant level of the Company’s current debt, the Company does not believe significant additional debt financing is feasible.  As a result, the Company is pursuing various financial restructuring alternatives.  The Company is pursuing the divestiture of the Services segment.  The divestiture process is substantially underway and, if completed, the proceeds of the sale will be available to the Company for general corporate purposes.  It is also anticipated that approximately $8.5 million of debt associated with the Services segment will be transferred along with the sale of the business, thereby reducing the Company’s long-term indebtedness.

The Company needs near-term liquidity in order to implement its plans to expand the Pharmacy segment.  The divestiture of the Services segment, if completed, will not provide sufficient cash to fund the operations of the Pharmacy segment and address the Company’s remaining debt obligations.  Therefore, the Company is also evaluating alternatives with respect to its Pharmacy segment, including obtaining additional financing of, or investment in, the business.   If the Services segment divestiture does not occur, or should the Company experience a delay in the sale, or should the Board determine that other alternatives with respect to the Pharmacy segment are appropriate, the Company may pursue other options with respect to the Pharmacy segment.

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” for additional discussion and consideration concerning management’s plan and associated risk factors.

Note 3 – Discontinued Operations

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $758,000 in total earn out payments.  During the three-month period ended June 30, 2011, the Company received an additional $187,000 in earn out payments.  All earn out payments were recorded as additional gain on the transaction.

Pharmacy Segment

In March 2011, the Company ceased the operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Catalog Segment

On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc.  The Company recorded a loss of $68,000 during fiscal 2011 in conjunction with this disposal.  This entity represented the Company’s Catalog segment.

Prior to their actual disposal, the assets and liabilities associated with these discontinued business operations have been classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.  The results of the above businesses are reported in discontinued operations in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation.  The segment results in Note 13 also reflect the reclassification of the discontinued operations.  The discontinued operations do not reflect the costs of certain services provided to these operations by the Company.  Such costs, which were not allocated by the Company to the various operations, included internal employee costs associated with administrative functions, including accounting, information technology, human resources, compliance and contracting as well as external costs for legal fees, insurance, audit fees, payroll processing, and various public-company expenses.  The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, debt and the related interest expense were also not allocated specifically to these operations.  The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

There were no assets or liabilities of the discontinued operations at June 30, 2011 and March 31, 2011.

The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

Three Months Ended June 30, 2011
Services

Revenues, net:	$-
Cost of revenue	-
Gross profit	-

Selling, general and administrative	-
Depreciation and amortization	-
Total operating expenses	-

Loss from operations	-
Net gain on disposal	187

Earnings from discontinued operations	$187

	Three Months Ended June 30, 2010
	Services	Pharmacy	HHE	Catalog	Total

Revenues, net	$-	$1,014	$-	$336	$1,350
Cost of revenue	-	842	-	194	1,036
Gross profit	-	172	-	142	314

Selling, general and administrative	-	214	-	179	393
Depreciation and amortization	-	22	-	-	22
Total operating expenses	-	236	-	179	415

Loss from operations	-	(64)	-	(37)	(101)
Net gain on disposal	132	-	655	-	787

Earnings (loss) from discontinued operations	$132	$(64)	$655	$(37)	$686

Note 4 – Fair Value

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

The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrant Liability
Balance at April 1, 2010	$1,499
Warrants issued	273
Reclassification to permanent equity	(35)
Decrease in market value	(1,452)
Balance at March 31, 2011	285
Decrease in market value	(150)
Balance at June 30, 2011	$135

Note 5 – Goodwill and Acquired Intangible Assets

The following table presents the detail of the changes in goodwill by segment for the periods ended June 30 and March 31, 2011 (in thousands):

	Services	Pharmacy	Total
Goodwill at April 1, 2010	$-	$2,500	$2,500
Impairment expense	-	(2,500)	(2,500)
Goodwill at March 31, 2011	-	-	-
Acquisitions during the period	1,070	-	1,070
Goodwill at June 30, 2011	$1,070	$-	$1,070

For tax purposes, goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following (in thousands):

	June 30, 2011		March 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trade name	$6,664	$1,059	$6,664	$1,016
Customer relationships	4,720	3,357	4,720	3,270
	11,385	$4,416	11,384	$4,286
Less accumulated amortization	(4,416)		(4,286)
Net acquired intangible assets	$6,969		$7,098

Amortization expense for acquired intangible assets included in continuing operations was $130,000 and $143,000 for the three-month periods ending June 30, 2011 and 2010, respectively.

The estimated amortization expense related to acquired intangible assets in existence as of June 30, 2011 is as follows (in thousands):

Remainder of fiscal 2012	$390
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Fiscal 2016	329
Thereafter	5,042
Total	$6,969

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

Note 6 – Lines of Credit

The following table summarizes the lines of credit for the Company (in thousands):

Lending Institution	Maturity date	Maximum Available Borrowing	June 30, 2011	March 31, 2011	Interest rate
Comerica Bank	April 1, 2012	$9,098	$8,478	$7,130	Prime plus 2.75%
H.D. Smith	April 23, 2013	4,777	4,777	4,777	7%
Total lines of credit obligations		$13,875	13,255	11,907
H.D. Smith unamortized debt discount			(354)	(403)
			12,901	11,504
Less current portion			(8,478)	-
			$4,423	$11,504

Comerica Bank

Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries have an outstanding line of credit agreement with Comerica Bank.  As of June 30, 2011, advances under the line of credit agreement cannot exceed the revolving credit commitment amount of $11 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time.  The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox.  However, the Company has the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit is not automatically classified as a current obligation.  Arcadia Services, Inc. agreed to various financial covenant ratios (as described below), to have any person who acquires Arcadia Services, Inc.’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement also requires the Company to maintain a deposit account with a minimum balance, and this amount is classified as restricted cash on the Company’s consolidated balance sheet.  If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of Arcadia Services, Inc. and on all of the assets of Arcadia Services, Inc. and its subsidiaries.  On June 30, 2011, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $620,000.

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

On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement.  The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012.  As of September 30, 2010, the Company was not in compliance with two financial covenants.  The amendment waived these covenant violations and established new covenant requirements.  Specifically, subsequent to this amendment, the following financial covenants apply:  tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million.  Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000.  As of June 30, 2011, the ASI was in compliance with the loan covenants.

H.D. Smith Wholesale Drug Co.

On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its primary supplier of pharmaceutical products.  Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms.  Beginning April 1, 2011, additional borrowings under the agreement are limited based upon a borrowing base of the assets.  The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013.   Interest during the first 12 months of the agreement was added to the debt balance.  Interest only payments are required from May 2011 through April 2012.  Beginning in May 2012, the Company will make monthly payments of $75,000 plus interest.   Borrowings may be prepaid at any time without penalty.  The debt is secured by all of the tangible and intangible assets of PrairieStone Pharmacy, LLC, which operates the Company’s Pharmacy segment.  The agreement includes certain financial covenants for the Pharmacy segment beginning with the fiscal fourth quarter 2012.  Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation and amortization and current assets divided by current liabilities of greater than .75.  As of June 30, 2011, there was no additional availability under the line.

In conjunction with the credit agreement, the Company issued H.D. Smith certain warrants to purchase common stock (see “Note 8 - Stockholders’ Deficit” for more details) and incurred certain professional fees.  These costs, which originally totaled $561,000, were recorded as a debt discount and are being amortized over the term of the debt agreement.

Note 7 – Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	June 30, 2011	March 31, 2011
Note payable to JANA Master Fund, Ltd. ("JANA") in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	$19,889	$19,406

Note payable to Vicis Capital Master Fund ("Vicis") in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	7,360	7,181

Note payable to LSP Partners, LP ("LSP") in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	1,251	1,220

Note payable to Bestaff dated April 4, 2011 bearing effective interest rate of 10% due April 1, 2012. Interest only payments due monthly. The note payable is unsecured. The maturity of the note is subject to acceleration upon the divestiture of the Services segment or the consummation of a financing transaction in excess of $5 million.	593	-

Other	189	189
Total long-term obligations	29,282	27,996
Less current portion of long-term obligations	(29,282)	(189)
Long-term obligations, less current portion	$-	$27,807

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

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP.  Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA.  Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively.  JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above.  The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales.  Specifically, the notes provide that the first $2,000,000 in proceeds would be retained by the Company.  Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes.  After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders.  Thereafter, proceeds are split 25% to the Company and 75% to the lenders.  As of June 30, 2011, the Company owes these lenders $833,000 before additional proceeds are split between the Company and the lenders.

As of June 30, 2011 future maturities of long-term obligations are as follows (in thousands):

Remainder of Fiscal 2012	$189
Fiscal 2013	29,093
Total	$29,282

Note 8 – Stockholders’ Deficit

General

On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share, from 200,000,000, $0.001 par value per share.

Warrants

The following represents warrants outstanding:

Exercise Price	Granted	Expiration	June 30, 2011	March 31, 2011
$0.13	March 2011	March 2016	500,000	500,000
$0.40	April 2010	April 2015	500,000	500,000
$0.41	April 2009	April 2014	52,800	52,800
$0.50	various	May 2011	-	2,301,744
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	7,135,713
			9,749,309	12,051,053

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification.  As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at their then fair value of $2,478,000.   The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity.   As a result, the Company recorded $150,000 and $(642,000) as other income (expense) from the change in the fair value of these warrants for the three-month periods ended June 30, 2011 and 2010, respectively.

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

The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	June 30, 2011	March 31, 2011	November 17, 2009
Expected volatility	100%	99%	86%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	3.9	4.1	5.5
Risk-free interest rate	1.25%	1.80%	2.19%

On April 23, 2010 and in conjunction with the H.D. Smith line of credit agreement (see “Note 6 – Lines of Credit”), the Company granted H. D. Smith 500,000 warrants to purchase common stock at an exercise price of $0.40 per share.  The warrants expire in April 2015.  The Company also granted H.D. Smith an additional 500,000 warrants to purchase common stock.  Consistent with the terms of the agreement, these warrants vested on March 31, 2011 because the value of the borrowing base supporting the line of credit did not exceed certain thresholds.  The exercise price of $0.13 was computed consistent with the terms of the agreement as the lower of $0.40 and the preceding 10-day average of the closing prices per shares on March 31, 2011.  The warrants expire in March 2016.

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

No warrants were exercised during the three-month periods ended June 30, 2011 and 2010.

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

On June 20, 2011, the Company was served with a complaint filed in the Marin County Superior Court of the State of California styled Douglas et al. vs. Arcadia Health Services, Inc., Case No. CIV 1102982.  The complaint is brought as a purported class action on behalf of California employees of Arcadia Health Services, Inc. (“AHSI”), a wholly-owned subsidiary of ASI.  The complaint alleges that (a) AHSI failed to properly compensate the plaintiff and purported class members for meal period and rest breaks under  Sections 226.7 and 512 of the California Labor Code, (b) AHSI failed to pay continuing wages under California Labor Code Section 203, (c) AHSI failed to pay overtime compensation in accordance with California Labor Code Section 1194, and (d) that the foregoing allegations also constitute a violation of California Business and Professional Code Section 17200.  The plaintiff seeks to represent two classes of claimants, one representing claimants under the California Labor Code claims set forth in (a) – (c) above and another representing claimants under Section 17200 under the California Business and Professional Code.  On July 18, 2011, AHSI filed an answer in the Marin County Superior Court denying all of the allegations in the complaint.  On July 19, 2011, AHSI filed a petition to remove the case to federal court.  The case has been removed to federal court and is now pending in the United States District Court for the Northern District of California.  AHSI denies that it violated the California Labor Code or the California Business and Professional Code.  AHSI further contends that the action may not properly be maintained as a class action.  AHSI intends to vigorously defend the allegations.  While AHSI does not believe the claims of the named plaintiff and the purported class members have merit, should a court make a determination on these claims adverse to AHSI such determination could have a material adverse affect on the business, results of operations or financial condition of the Company.

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

As of June 30, 2011, approximately 4.2 million shares were available for grant under the amended 2006 Plan.

Following are the specific valuation assumptions used for each respective years:

Weighted-average	Three-Month Period Ended 2010
Expected volatility	92%
Expected dividend yields	0%
Expected terms (in years)	4
Risk-free interest rate	2.15%

Stock option activity for the three-month period ended June 30, 2011 is summarized below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at April 1, 2011	8,926,837	$0.60
Forfeited or expired	(63,125)	0.39
Outstanding at June 30, 2011	8,863,712	$0.61	4.7	$-
Exercisable at June 30, 2011	8,477,221	$0.62	4.6	$-

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18 -$0.42	4,187,984	5.4	$0.38	3,804,618	$0.38
$0.43 - $0.72	3,550,501	4.1	$0.72	3,550,501	$0.72
$0.73 - $1.07	756,647	4.4	$0.79	753,522	$0.79
$1.08 - $1.50	250,967	2.8	$1.25	250,967	$1.25
$1.51 - $2.25	43,000	1.8	$2.22	43,000	$2.22
$2.92	74,613	2.1	$2.92	74,613	$2.92
Outstanding at June 30, 2011	8,863,712		$0.61	8,477,221	$0.62

No stock options were granted during either the three-month periods ended June 30, 2011 or 2010.  No stock options were exercised during the three-month period ended June 30, 2011.  3,750 stock options were exercised during the three-month period ended June 30, 2010.

The Company recognized $36,000 and $277,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, total unrecognized stock-based compensation expense related to stock options was $99,000, which is expected to be expensed through November 2012.

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

The following table summarizes the activity for restricted stock awards during the three-month period ended June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested at April 1, 2011	145,467	$0.66
Vested	(18,750)	0.96
Unvested at June 30, 2011	126,717	$0.62

During the three-month periods ended June 30, 2011 and 2010, the Company recognized $69,000, and $87,000, respectively, of stock-based compensation expense from all operations related to restricted stock.

During the three-month periods ended June 30, 2011 and 2010, the total fair value of restricted stock vested was $18,000, and $80,000, respectively.

As of June 30, 2011, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $38,000, which is expected to be expensed over a weighted-average period of approximately less than one year.

Note 11 – Income Taxes

The Company incurred state and local tax expense of $15,000 and $33,000 during the three-month periods ended June 30, 2011 and 2010, respectively.

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

Note 12 – Related Party Transactions

On June 30, 2011, the Company had an outstanding balance of $19,889,000 related to a note payable with JANA dated March 25, 2009.   JANA held approximately 13% of the outstanding shares of Company common stock on June 30, 2011. The Company incurred interest expense relating to the debt due JANA in the amounts of $484,000 and $438,000 during the three-month periods ended June 30, 2011 and 2010, respectively.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of these debt instruments.

On June 30, 2011, the Company had an outstanding balance of $7,360,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009.  Vicis held approximately 12% of the outstanding shares of Company common stock on June 30, 2011. The Company incurred interest expense relating to the debt in the amount of $179,000 and $162,000 during the three-month periods ended June 30, 2011 and 2010, respectively.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of this debt instrument.

Prior to April 4, 2011, the Company’s Chief Operating Officer had a beneficial ownership interest in an affiliated agency and thereby had an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin.  The terms of these transactions were consistent with the affiliate agreement, which was entered into on August 13, 2006.  The affiliate is responsible to pay its selling, general and administrative expenses.  Commissions totaled $190,000 for the three-month period ended June 30, 2010.  On April 4, 2011, the Company finalized the purchase of substantially all of the assets of the affiliate as required by the affiliate agreement for total consideration of $890,000 pursuant to the purchase price formula contained in the agreement.  Of the purchase price, $297,000 was paid in cash at the closing, and the Company entered into a promissory note for the remaining $593,000. The Company incurred interest expense relating to the debt in the amount of $15,000 during the three-month period ended June 30, 2011.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of these debt instruments.

Note 13 – Segment Information

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

The Pharmacy segment includes the Company’s proprietary medication management system called DailyMed™.  The Company  dispenses patients’ prescriptions, over-the-counter medications and vitamins, and organize them into pre-sorted packets clearly marked with the date and time they should be taken.  The DailyMed™ approach is designed to improve the safety and efficacy of the medications being dispensed.  In March 2011, the Company closed its Minnesota facility, which has since been included in discontinued operations.

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Policies.  Management evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses, as follows (in thousands):

	Three-Month Period Ended June 30,
	2011	2010
Revenue, net:
Services	$20,434	$20,365
Pharmacy	4,325	4,041
Total revenue	$24,759	$24,406

Operating income (loss):
Services	$335	$366
Pharmacy	(1,121)	(1,867)
Unallocated corporate overhead	(1,302)	(1,708)
Total operating loss	(2,089)	(3,209)

Other expenses:
Interest expense, net	1,025	844
Change in fair value of warrant liability	(150)	642
Net loss before income tax expense	(2,964)	(4,695)
Income tax expense	15	33
Net loss from continuing operations	$(2,979)	$(4,728)

Depreciation and amortization:
Services	$151	$164
Pharmacy	71	40
Corporate	75	82
Total depreciation and amortization	$297	$286

	2011	2010
Capital expenditures:
Services	$12	$40
Pharmacy	3	86
Corporate	48	109
Total capital expenditures	$63	$235

	June 30, 2011	March 31, 2011
Assets:
Services	$21,674	$21,164
Pharmacy	3,396	4,177
Unallocated corporate assets	780	790
Total assets	$25,850	$26,131

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month periods ended June 30, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 28, 2011, which is incorporated herein by this reference.

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

Overview

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries, is a national provider of home care, medical staffing, and pharmacy services operating under the service mark Arcadia HealthCare.  The Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy.  The Company’s corporate headquarters are located in Indianapolis, Indiana.  The Company conducts its business from approximately 65 facilities located in 18 states.  The Company operates pharmacies in Indiana and has a contractual relationship with a pharmacy in California to service customers in that state.  Additionally, the Company has customer service centers in Michigan and Indiana.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies, our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 28, 2011 for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Three-Month Period Ended June 30, 2011 Compared to the Three-Month Period Ended June 30, 2010

Results of Continuing Operations (in thousands, except per share amounts)

	Three-Month Period Ended June 30,
	2011	2010
Services	20,434	20,365
Pharmacy	4,325	4,041
Revenues, net	24,759	24,406
Cost of revenues	18,005	17,813
Gross profit	6,754	6,593

Selling, general and administrative	8,546	9,516
Depreciation and amortization	297	286
Total operating expenses	8,843	9,802

Operating loss	(2,089)	(3,209)

Other expenses (income):
Interest expense, net	1,025	844
Change in fair value of warrant liability	(150)	642
Total other expenses	875	1,486

Net loss before income tax expense	(2,964)	(4,695)
Income tax expense	15	33
Net loss from continuing operations	$(2,979)	$(4,728)
Weighted average number of shares — basic and diluted	193,235	177,239
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.03)

Revenues, Cost of Revenues and Gross Profits

The following table summarizes revenues, cost of revenues and gross profit by segment for the three-month periods ended June 30, (in thousands):

	2011	% of Total Revenue	2010	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
Revenues, net:
Services	$20,434	82.5%	$20,365	83.4%	$69	0.3%
Pharmacy	4,325	17.5%	4,041	16.6%	284	7.0%
	24,759	100.0%	24,406	100.0%	353	1.4%

Cost of revenues:
Services	14,366		14,263		103	0.7%
Pharmacy	3,639		3,550		89	2.5%
	18,005		17,813		192	1.1%

		Gross Margin %		Gross Margin %
Gross margins:
Services	6,068	29.7%	6,102	30.0%	(34)	-0.6%
Pharmacy	686	15.9%	491	12.2%	195	39.7%
	$6,754	27.3%	$6,593	27.0%	$161	2.4%

Services Segment

The following table summarizes the Services segment revenues by type for the three-month periods ended June 30, (in thousands):

	2011	% of Total Revenue	2010	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)

Home care	$17,194	84.1%	$16,431	80.8%	$763	4.6%
Per diem medical staffing	2,803	13.7%	2,595	12.7%	208	8.0%
Travel staffing	437	2.1%	1,339	6.5%	(902)	-67.4%
Total Services	$20,434	100.0%	$20,365	100.0%	$69	0.3%

The Services segment remains the largest source of revenue for the Company.  Services revenue comes from two business lines, Home Care and Medical Staffing.  Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.

For the quarter ended June 30, 2011, Home Care revenue as a percentage of total Services segment revenue increased to 84.1% as compared with 80.8% for the prior year period.  Home Care revenues increased by $763,000, or 4.6%, to $17,194,000 from $16,431,000 compared to the prior year quarter.   The increase in Home Care revenue was realized in many of the Company-Owned locations as well as affiliate locations in California.

Total Medical Staffing revenue declined 17.6% compared to the prior year quarter to $3,240,000 from $3,934,000.  Per diem medical staffing increased 8.0% over the prior year quarter, while travel nursing and allied health medical staffing decreased 67.4% over the prior year quarter.  While overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities, the Company has seen a modest improvement in demand for per diem staffing needs.  In February 2011, the Company was notified that it was not awarded a new contract to provide travel nurses to the North Carolina Department of Corrections, which accounted for approximately $4,100,000 in revenue during fiscal 2011, because of lower price proposals received from other vendors.  The Company’s appeal of this decision was denied in June 2011.  Individual travel nurse contracts in place in February 2011 were honored, and revenue declined from April to June as these contracts expired and were not renewed.

The Services segment operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States.  These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name.  The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section).  Revenue generated from the Affiliate locations was $12,788,000 for the three-month period ended June 30, 2011 compared to $13,365,000 for the prior year quarter.  This $577,000, or 4.3%, decrease in revenue was primarily driven by the conversion of the travel staffing Affiliate to a Company Owned location in April 2011.  The Company-Owned locations revenue increased by $646,000, or 9.2%, to $7,646,000 during the fiscal first quarter 2012 compared to the prior year quarter.  The Affiliate locations accounted for 62.6% of total Services segment revenue during the fiscal first quarter 2012, and this percentage is down slightly from 65.6% for the prior year quarter.

Gross margin in the Services segment was 29.7% for the fiscal first quarter 2012, which represents a slight decrease from 30.0% for the prior year quarter.  While the overall mix of higher margin Home Care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors.  These factors included an increase in state and federal unemployment taxes compared to the same period one year ago as well as reductions in margins on several state-sponsored home care programs.

Pharmacy Segment

The revenue in the Pharmacy segment increased by $284,000, or 7.0%, to $4,325,000 during fiscal first quarter 2012 compared to the prior year quarter.  This growth was driven by the Company’s DailyMed program.  The revenue growth in recent quarters has been driven by the Company’s relationship with WellPoint.  In June 2009, the Company signed agreement with WellPoint.  This agreement was amended and extended in June 2011.  Under this agreement, the Company provides the DailyMed medication management program to certain WellPoint Medicaid members in specific states where WellPoint companies provide Medicaid managed care benefits.  The Company is currently serving WellPoint’s members in California, Kansas, South Carolina and Virginia.  The WellPoint agreement runs through July 2015.

The costs of revenue in the Pharmacy segment include the cost of medications and packaging for the DailyMed proprietary dispensing system.  Gross margins for the three-month period ended June 30, 2011 were 15.9% compared to 12.2% for the prior year quarter.   The margin improvement was primarily attributable to improved drug pricing under its new prime vendor agreement with H.D. Smith, which was executed in April 2010.  Additionally, subsequent to the amendment to the WellPoint agreement in August 2010, the Pharmacy began recognizing revenue from the additional fees being generated for the services provided through the DailyMed program.  This incremental revenue has no additional cost of goods sold associated with it, which resulted in margin improvement.

Selling, General and Administrative

The following table summarizes selling, general and administrative expenses by segment for the three-month periods ended June 30, (in thousands):

	2011	% of Total SG&A	2010	% of Total SG&A	$ Increase/ (Decrease)	% Increase/ (Decrease)

Services	$5,590	65.5%	$5,571	58.6%	$19	0.3%
Pharmacy	1,736	20.4%	2,315	24.2%	(579)	-25.0%
Corporate	1,220	14.2%	1,633	17.2%	(413)	-25.3%
	$8,546	100.0%	$9,519	100.0%	$(973)	-(10.2%)

SG&A as a % of net revenue	33.1%		37.9%

General

Prior to fiscal 2012, the Company included a significant portion of the overhead necessary to operate the Services and Pharmacy segments in Corporate.  The Corporate costs included the following functions:  compliance, contracting, human resources, accounting/finance, information technology, legal, and the executive group as well as public company and insurance costs.  Beginning in fiscal 2012, the Company began including the costs that are directly attributable to the individual business segments in their respective administrative expenses.  The prior period results have been reclassified to conform to current period presentation.  Subsequent to this change, the costs remaining in Corporate include public company expenses, insurance, certain executive costs, and a portion of the finance and information technology costs that continue to support both segments.

Services Segment

The Services segment selling, general and administrative expense of $5,590,000 for the three-month period ended June 30, 2011 was essentially level compared to the $5,571,000 expense for the same period one year ago.  This $19,000, or 0.3%, increase was primarily due to an increase in legal and professional fees, which was partially offset by a decrease in bad debt expense.  During the fiscal first quarter 2012, the Company appealed the decision by North Carolina Department of Corrections to not award the Company’s travel nursing business a new contract.  As part of this process, the Service segment incurred certain legal and professional fees.  These additional costs were offset by a decrease in bad debt compared to the prior year quarter as the Services segment’s positive trends in collections and managing receivables continued.

Pharmacy Segment

The Pharmacy segment selling, general and administrative expense decreased by $579,000, or 25.0%, to $1,736,000 during the fiscal first quarter 2012 compared to the prior year quarter.  This decrease was attributable to several factors.  First, during the first quarter of the prior year, the Pharmacy segment outsourced its customer enrollment call center function.  In August 2011, this function was brought in house resulting in a significant cost savings.  Second, the Pharmacy has reduced its shipping costs as a result of operational improvements, the utilization of shipping software, and identifying less expensive vendor options.  Finally, the Pharmacy moved its physical location and was in the process of a software conversion during the fiscal first quarter 2011.  These events caused certain disruptions to operations and inefficiencies that resulted in increased labor costs.

Corporate

Corporate selling, general and administrative expense decreased by $413,000, or 25.3%, to $1,220,000 for fiscal first quarter 2012 compared to $1,633,000 for the prior year quarter.   This reduction was primarily due to a decrease in equity compensation expense and employee costs partially offset by an increase in certain professional fees.  Over the last two quarters, certain prior period equity grants to executives and senior management have become fully vested and expensed, and no new grants have been made, which has resulted in a decrease in the corresponding expense.  Additionally, during fiscal 2011, the Company continued to reduce the number of Corporate employees, which decreased total labor costs.  These savings were partially offset by certain professional fees incurred in conjunction with the Company’s efforts to recapitalize and restructure the business.

Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the three-month periods ended June 30 (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Depreciation and amortization of property and equipment	$167	$143	24	16.8%
Amortization of acquired intangible assets	130	143	(13)	-9.1%
Depreciation and amortization	$297	$286	$11	3.8%

Depreciation and amortization of property and equipment increased by $24,000, or 16.8%, during the three-month period ended June 30, 2011 compared to the prior year period.  The increase is due to additional depreciation of Pharmacy segment software purchased in the prior year.

Amortization of acquired intangible assets decreased by $13,000, or 9.1%, during fiscal first quarter 2012 compared to the prior year quarter.  The decrease reflects a slight decrease in the amortization expense associated with customer relationships.  The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.

Interest Expense and Income

The following table summarizes interest expense and income for the three-month periods ended June 30, (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$1,027	$847	$180	21.3%
Interest income	(2)	(3)	1	-33.3%
	$1,025	$844	$181	21.4%

Interest expense for fiscal first quarter 2012 was $1,027,000, which represents an $180,000, or 21.7%, increase compared to the prior year quarter expense of $847,000.  Total interest expense includes the amortization of debt discounts and deferred financing costs of $100,000 and $69,000 for fiscal first quarter 2012 and 2011, respectively.  Additionally, interest expense includes non-cash interest of $693,000 and $661,000 that was added to the principal balance of the outstanding debt for fiscal first quarter 2012 and 2011, respectively.

The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal first quarter 2012 was $42.2 million compared to $38.8 million for fiscal first quarter 2011, which represents an increase of 8.7%.  The increase was primarily due to the increase in the amounts due to H.D. Smith under the line of credit agreement executed in April 2010, and the additional H.D. Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings.  The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms.  To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations.  The total gain/(loss) on the change in fair value of the warrant liability was $150,000 and $(642,000) during fiscal first quarter 2012 and 2011, respectively.  The gain/(loss) was primarily due to the changes in the Company’s stock price.

Income Taxes

Income tax expense was $15,000 for the three-month period ended June 30, 2011 compared to $33,000 for the same period a year ago.

Due to the Company’s losses in recent years, it has paid nominal federal income taxes.  For federal income tax purposes, the Company had significant permanent and timing differences between book income and taxable income resulting in combined net deferred tax asset balance to be utilized by the Company for which an offsetting valuation allowance has been established for the entire amount.  The Company has a net operation loss carry-forward for tax purposes totaling $78.4 million that expires at various dates through 2031.  Internal Revenue Code Section 382 rules limit the utilization of certain of these net operation loss carry-forwards upon a change of control of the Company.  It has been determined that a change in control took place at the time of the reverse merger in 2004, and as such, the utilization of $700,000 of the net operating loss carry-forwards will be subject to severe limitations in future periods.

Earnings (Loss) from Discontinued Operations

The following table summarizes the components of the earnings (loss) from discontinued operations for the three-month period ended June 30, (in thousands):

Three Months Ended June 30, 2011
Services

Revenues, net:	$-
Cost of revenue	-
Gross profit	-

Selling, general and administrative	-
Depreciation and amortization	-
Total operating expenses	-

Loss from operations	-
Net gain on disposal	187

Earnings from discontinued operations	$187

	Three Months Ended June 30, 2010
	Services	Pharmacy	HHE	Catalog	Total

Revenues, net	$-	$1,014	$-	$336	$1,350
Cost of revenue	-	842	-	194	1,036
Gross profit	-	172	-	142	314

Selling, general and administrative	-	214	-	179	393
Depreciation and amortization	-	22	-	-	22
Total operating expenses	-	236	-	179	415

Loss from operations	-	(64)	-	(37)	(101)
Net gain on disposal	132	-	655	-	787

Earnings (loss) from discontinued operations	$132	$(64)	$655	$(37)	$686

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $758,000 in total earn out payments.  During the three-month period ended June 30, 2011, the Company received an additional $187,000 in earn out payments.  All earn out payments were recorded as additional gain on the transaction.

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

Liquidity and Capital Resources

The Company currently operates in two business segments, Services and Pharmacy.  Over the past three years, the Company has primarily focused on expanding its DailyMedTM Pharmacy business.  The Company has divested non-strategic businesses and assets and used the proceeds of these sales to reduce debt and fund the Pharmacy business growth.

The Pharmacy business has incurred significant operating losses in recent periods.  The earnings being generated by the Services segment have not been sufficient to cover the operating losses generated in the Pharmacy segment and to pay corporate selling, general and administrative expense; and therefore, the Company has incurred significant operating losses in each of the last three fiscal years.  In addition, the Company has generated negative cash flows from operations of $11.2 million and $5.9 million in fiscal 2011 and 2010, respectively and has approximately $42.2 million in debt, of which $34.5 million is due in April 2012.  The Company had a stockholders’ deficit of $22.7 million at June 30, 2011.  For the fiscal year ended March 31, 2011, our independent auditors issued an unqualified opinion that included a material uncertainty relating to the Company’s ability to continue as a going concern due to the amount of debt maturing in April 2012 and our recurring losses from operations.

At the present time, and due to the current level of the Company’s common stock price ($0.05 as of August 11, 2011), the Company does not believe that it is feasible to raise sufficient capital to fund operations and repay its existing indebtedness by accessing traditional equity markets.  Additionally, due to the significant level of the Company’s current debt, the Company does not believe significant additional debt financing is feasible.  As a result, the Company is pursuing various financial restructuring alternatives.  The Company is pursuing the divestiture of the Services segment.  The divestiture process is substantially underway and, if completed, the proceeds of the sale will be available to the Company for general corporate purposes.  It is also anticipated that approximately $8.5 million of debt associated with the Services segment will be transferred along with the sale of the business, thereby reducing the Company’s long-term indebtedness.

The Company needs near-term liquidity in order to implement its plans to expand the Pharmacy segment.  The divestiture of the Services segment, if completed, will not provide sufficient cash to fund the operations of the Pharmacy segment and address the Company’s remaining debt obligations.  Therefore, the Company is also evaluating alternatives with respect to its Pharmacy segment, including obtaining additional financing of, or investment in, the business.   If the Services segment divestiture does not occur, or should the Company experience a delay in the sale, or should the Board determine that other alternatives with respect to the Pharmacy segment are appropriate, the Company may pursue other options with respect to the Pharmacy segment.

See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” for additional discussion and consideration concerning management’s plan and associated risk factors.

The following summarizes the Company’s cash flows for the three-month periods ended June 30, (in thousands):

	2011	2010
Net cash used in operating activities	$(1,627)	$(4,882)
Net cash (used in) provided by investing activities	(223)	531
Net cash provided by financing activities	1,341	3,644
Net change in cash and cash equivalents	(509)	(707)
Cash and cash equivalents, end of period	1,627	4,737
Availability under line of credit agreements	$620	$789

At June 30, 2011, the Company had $2,247,000 in cash and line of credit availability as compared to $5,526,000 at the same period 2011. The line of credit balance fluctuates based on working capital needs.  As of June 30, 2011, the line of credit availability represents amounts available under the Comerica Bank working capital line of credit, which supports the Services segment.  This line of credit balance fluctuates based on working capital needs.  The decrease in cash plus line of credit availability reflects the cash used in operations, primarily to fund the Pharmacy business.

The Company continues to experience negative operating cash flow in its business.  Management is focused on improving operating results, reducing cash expenses and limiting cash outflows while looking for additional opportunities to generate additional cash liquidity.  If the Company fails to generate additional short-term liquidity, or if the Company fails to complete the sale of the Services segment in the near term, the Board of Directors may adopt alternative plans for addressing the Company’s liquidity issues.  In the near-term, the Company is dependent on the availability of its existing lines of credit with Comerica and H.D. Smith to provide financing of its operations.

Net cash used in operating activities was $1,627,000 for the three-month period ended June 30, 2011 compared to $4,882,000 for the same period of the prior year, which represents a change of $3,255,000.  This improvement was primarily driven by an improvement in working capital of $2,489,000 as well as general operational improvements, primarily within the Pharmacy segment as the Pharmacy business saw higher revenue, increased margins and reduced administrative expenses compared to the prior year quarter.

Cash used by investing activities was $223,000 for the three-month period ended June 30, 2011.  This included $187,000 of additional cash payments received relating to prior year business divestitures.  These proceeds were more than offset by $347,000 in cash payments for business acquisitions, which primarily included the conversion of the Services segment’s travel nursing business from an Affiliate location to a Company-Owned location, and $63,000 in capital expenditures.  Cash provided by investing activities was $531,000 for the three-month period ended June 30, 2010.  Total proceeds from business divestitures were $787,000.  This amount was partially offset by $21,000 in cash payments relating to certain business acquisitions as well as $235,000 in capital expenditures.

Cash provided by financing activities was $1,341,000 for the three-month period ended June 30, 2011.  During the first quarter 2012, the Company drew $1,348,000 from the Comerica Bank line of credit and paid $7,000 on capital lease obligations.  Cash provided by financing activities was $3,644,000 for the three-month period ended June 30, 2010.  During the first fiscal quarter 2011, the Company drew $4,500,000 from the H.D. Smith line of credit, which was originally entered into in April 2010.  A portion of these proceeds were used to pay off the remaining $750,000 balance on a note payable due AmerisourceBergen Drug Corporation.

As of June 30, 2011, the Company had the following debt obligations:

Lender	Description	Maturity	Balance

JANA Master Fund, Ltd.	note payable	April 1, 2012	$19,889,000
Vicis Capital Master Fund	note payable	April 1, 2012	7,360,000
Comerica Bank (Home Care/Medical Staffing segment)	line of credit	April 1, 2012	8,478,000
H.D. Smith (net of unamortized debt discount)	line of credit	April 23, 2013	4,423,000
LSP Partners, LP	note payable	April 1, 2012	1,251,000
BestCare Travel Staffing, LLC	note payable	April 1, 2012	593,000
Other	note payable	March 31, 2012	189,000
Various	capital leases	various	18,000
Total			$42,201,000

JANA and Vicis own 13.0% and 11.8% of the Company’s outstanding common stock, respectively.  The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them.  Additionally, the lenders also require consent for equity transactions.

The Comerica Bank line of credit provides working capital for the Services segment.  The agreement includes certain financial covenants. These covenants are specific to Arcadia Services, Inc., a wholly-owned subsidiary of the Company, which is the legal entity that operates the Company’s Services segment.  As of September 30, 2010, the Company was not in compliance with two financial covenants.  On October 31, 2010, the Company and the bank entered into an amendment and waiver agreement.  The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012.  The amendment waived these covenant violations and established new covenant requirements.  Specifically, subsequent to this amendment, the following financial covenants apply:  tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012; minimum quarterly net income of $400,000; and, minimum subordination of indebtedness to Arcadia Resources, Inc. of $9.15 million.  Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000.  As of June 30, 2011, ASI was in compliance with the loan covenants.  In the event of default of any one of the financial covenants, the bank may declare all outstanding indebtedness due and payable, and the bank shall not be obligated to make any further advances to Arcadia Services, Inc.  If this were to occur, the Company would need to obtain alternative financing, if possible, and the terms of this alternative financing would presumably be less attractive than those of the current line of credit agreement.

On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”), its new primary supplier of pharmaceutical products.  Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms.  Beginning April 1, 2011, borrowings under the agreement were limited based upon a borrowing base of the assets of the Pharmacy business.  The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013.   Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012.  Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest.   Borrowing may be prepaid at any time without penalty.  The debt is secured by all of the tangible and intangible assets of PrairieStone Pharmacy, LLC, a wholly-owned subsidiary of the Company that operates the Company’s Pharmacy segment.  The agreement includes certain financial covenants beginning in fiscal 2012.   In conjunction with the financing, the Company issued H.D. Smith warrants to purchase common stock, and the warrant terms are more fully described in Note 8.

The H.D Smith line of credit agreement includes certain financial covenants specific to PrairieStone Pharmacy, LLC.  Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation, and amortization (“EBITDA”) and current assets divided by current liabilities of greater than .75.  These financial covenants do not take effect until the fiscal quarter ending March 31, 2012.  The Company’s ability to meet these financial covenants in the future will depend on the Pharmacy segment’s ability to improve its financial performance over the next few fiscal quarters.

The Company has a limited number of customers with individually large amounts due at any given balance sheet date.

Recent Accounting Pronouncements

Please see Note 1 – Description of Company and Recent Accounting Pronouncements of this Report for recent accounting pronouncements that may have an impact on the Company’s consolidated financial statements.

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

As of June 30, 2011, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. Aside from the Douglas vs. Arcadia Health Services, Inc. matter described in Note 9 – Contingencies  to the Consolidated Statements of Financial Condition,  we are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.

Item 1A. Risk Factors.

The Company has limited short-term liquidity to fund its current operations.  The failure to obtain access to additional cash in the near-term would significantly impair the Company’s ability to implement its restructuring plan and negatively impact its ability to continue as a going concern.

As of June 30, 2011, the Company had $1,627,000 of cash and cash equivalents and an additional $620,000 in availability under its revolving credit facility with Comerica Bank.  The Company had negative cash flow from operations of $1,627,000 for the quarter ending June 30, 2011.  The Company continues to operate at a negative operating cash flow.  The Company is focused on improving operating results, reducing cash expenses and limiting cash outflows while at the same time looking for additional opportunities to generate short-term cash liquidity.  Because the Company believes it has very limited access to traditional equity or debt markets, the Company’s alternatives for providing additional short-term liquidity are limited.

The Company is highly dependent upon the availability of its revolving credit facilities to support its short-term liquidity needs.  Should the Company be unable to maintain current advances and/or obtain future advances under these credit facilities, the Company may become unable to meet its on-going cash requirements.

Even with these revolving credit facilities the Company will need additional sources of cash to fund its current operations.  The Company has anticipated that the sale of its Services segment would provide cash proceeds to help it fund its remaining operations.  While the Company remains actively engaged in the process of selling the Services segment, it does not appear likely that the sale will be completed in a time frame that satisfies the Company’s immediate liquidity requirements.  Because of that, the Company is actively pursuing other short-term alternatives which could provide it with adequate liquidity until the sale of the Services segment or other longer-term alternative can be implemented.

The Company’s Board of Directors and management actively continue to evaluate alternative plans and strategies for addressing the Company’s short-term and long-term liquidity requirements.  There can be no assurances, however, that the Company will be successful in these efforts.  If the Company is unable to obtain additional cash to fund its current operations, the Company’s restructuring plan as set forth in Note 2 to the Condensed Consolidated Financial Statement would need to be significantly modified or abandoned.  In such circumstances, there would be no assurance that the Company could continue as a going concern.

Our voluntary delisting from NYSE Amex and trading of our common stock in Over-the-Counter Markets could adversely affect the market price and liquidity of our common stock and the Company’s ability to raise additional capital.

Upon the completion of the voluntary delisting of our common stock from NYSE Amex it is anticipated that the Company’s common stock will be traded in Over-the-Counter market.  There can be no assurance that an active trading market will continue to exist and our securities may experience price and volume fluctuations that may be more significant than when our securities were listed on NYSE Amex.  As a result, a shareholder’s ability to sell shares of common stock, and the Company’s ability to raise additional capital through the issuance of common stock, may be adversely affected by the voluntarily delisting.

Given the amount of debt due in April 2012 and our recurring losses from operations, we received a going concern opinion from our independent auditors, which could negatively affect our business and results of operation.

After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2011, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to the amount of debt maturing in the near term and our recurring losses from operations, both of which could limit our ability to raise additional cash. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company will need additional cash to fund operating activities during fiscal 2012 and is exploring the divestiture of its Services Segment as well as additional financing alternatives for its Pharmacy segment.   If the Company is unable to generate additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or otherwise change its current business strategy.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

We have a history of operating losses and negative cash flow.  If the operating losses and negative cash flow continue, this may adversely affect our ability to raise additional capital, and adversely affect our ability to meet the financial covenants contained in our credit agreements. Further, if we continue to incur operating losses and negative cash flow, we may have to implement further significant cost cutting measures, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain assets or subsidiaries. We cannot assure that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will need to increase our revenue base, reduce our cost structure and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

Our indebtedness could adversely affect our financial condition and operations, prevent us from fulfilling our debt service obligations and adversely affect our ability to operate our business.

We have $42.2 million of outstanding debt as of June 30, 2011, of which $37.8 million matures in April 2012.

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

As part of a recapitalization or restructuring plan necessary to address the Company’s significant amount of outstanding debt, it is likely that shareholders would be substantially diluted as a result of any issuance of additional equity or equity-related instruments.

The Company’s operating cash flow has been negative in recent quarters, and generating positive cash flow is highly dependent on the growth of Pharmacy segment revenues and improved profitability in that segment.  The Company has a significant amount of debt that matures in April 2012, and it will not be able to generate sufficient positive cash flow from operations in that timeframe to repay this indebtedness.  As a result, the Company will continue to explore options for dealing with these debt maturities, which could include renegotiation of the terms of these debt instruments with the current debt holders, raising additional capital (in the form of debt or equity) to refinance the outstanding debt, selling assets, including its Services segment, and using the proceeds to repay debt, other restructuring or recapitalization plans, or a combination thereof.  Depending on the options pursued by the Company, the result could be substantial dilution of current and future holders of the Company’s common stock.  There can be no assurance that any such recapitalization or debt restructuring plans will be successful.

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

Due to our debt level and the current conditions in the credit market, there is the risk that Comerica Bank or other sources of credit may decline to increase the amount we are permitted to draw on the revolving credit facilities or to lend additional funds for day-to-day operations, working capital, making potential acquisitions and for other purposes. This development could result in various consequences to the Company, ranging from implementation of cost reductions, which could impact our product and service offerings, to the need to revise management’s business plan for fiscal 2012 that depends on improvements in profitability and a disciplined approach to cash management, to the modification or abandonment of these strategies.

We may not be able to meet the financial covenants contained in our credit facilities, and we may not be able to obtain waivers for any violations of those covenants should they occur.

Under certain of our existing credit facilities, we are required to adhere to certain financial covenants. Specifically, we have a line of credit agreement with Comerica Bank with financial covenants relating to our Services segment.  We were not in compliance with two financial covenants under our Comerica Bank line of credit as of September 30, 2010, but we received a waiver of this non-compliance from the bank.  We were in compliance with these covenants as of June 30, 2011, but there is no assurance that the Company will be in compliance in future periods.  Additionally, our H.D. Smith line of credit agreement includes certain financial covenants specific to our Pharmacy segment, which take effect with the fiscal quarter beginning January 1, 2012.  If there are future covenant violations, our lenders could declare a default under the applicable credit facility and, among other actions, refuse to make additional advances, increase our borrowing costs, further restrict our operations, take possession or control of any asset (including our cash) and demand the immediate repayment of all amounts outstanding under the credit facility. Any of these actions could have a material adverse affect on our financial condition and liquidity. Based on our history of operating losses, we cannot guarantee that we would be able to refinance our existing credit facility or obtain alternative financing.

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

In order to fund operations, repay our debt obligations, or pursue our growth strategies, we may seek additional equity financing, which, if successfully raised, would result in substantial dilution to our security holders and adversely affect our stock price.

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

Warrants to purchase approximately 9.7 million shares of our common stock were issued and outstanding as of June 30, 2011.  Options to purchase approximately 8.9 million shares of our common stock were issued and outstanding as of June 30, 2011.   The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 4.2 million shares as of June 30, 2011 for future grants.

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

Any additional impairment of goodwill and intangible assets could negatively impact our results of operations.

During fiscal 2011, 2010 and 2009, we wrote off an aggregate of $2.5 million, $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets.  As of March 31, 2011, we have $7.1 million of Service segment intangible assets and $1.1 million of Services goodwill remaining on our balance sheet.  These intangibles are subject to an impairment test and are also tested whenever events and circumstances indicate possible impairment.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

NYSE Amex – Voluntary Delisting

On April 4, 2011, the Company received written notification from NYSE Amex (“Amex”) indicating that because the Company’s average closing price of its common stock was less than $0.20 per share over a consecutive 30-day trading period, the Company was not in compliance with Section 1003(f)(v) of the NYSE Amex Company Guide.  Amex advised that it deems it appropriate for the Company to effect a reverse stock split to remain in compliance with its continued listing standards and has given the Company until October 4, 2011 to effect such a split.  The Company is currently considering its options to comply with Section 1003(f)(v).

On July 15, 2011, the Company received notice from the Amex indicating that the Company is below certain of the Exchange’s continued listing standards due to the Company not being in compliance with Sections 1003(a) of the Company Guide.  The Exchange Staff indicated that its review of the Company’s Form 10-K for the fiscal year ended March 31, 2011, indicates that the Company does not meet the provisions of Section 1003(a)(i), (ii) or (iii) related to stockholders’ equity and losses from continuing operations and further that the Company no longer satisfies the alternative listing standards in Section 1003(a).  The Company was afforded the opportunity to submit a plan of compliance to the Exchange by August 14, 2011, that demonstrates the Company’s ability to regain compliance with Section 1003(a)(i), (ii) and (iii) of the Company Guide by January 15, 2013.

On August 15, 2011, the Company informed Amex that it did not intend to submit a plan to regain compliance with the Exchange’s continued listing standards.  In light of the significant restructuring actions being pursued by the Company, and in light of current operating performance and stockholders’ deficit, the Company’s Board of Directors determined that it would be difficult for the Company to submit a plan that achieved compliance with the Exchange’s continued listing standards in the 18-month period provided for retaining compliance.  Based upon the Company’s determination not to submit a plan of compliance, the Company has notified NYSE Amex of its intent to voluntarily delist from NYSE Amex and have its shares quoted for trading in the over-the-counter market.  The Company intends to continue to file periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

Resignation of Director

Daniel Eisenstadt has resigned from the Company’s Board of Directors effective August 11, 2011, to focus on other business interests.  His resignation was not the result of any disagreement with the Company or the Board.  Mr. Eisenstadt served as a member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board.  The Board of Directors has reduced the size of the Board from five members to four in view of Mr. Eisenstadt’s resignation.

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 15, 2011	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer
(Principal Executive Officer) and Director

August 15, 2011	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-32935.

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document