Form 10-Q
period 2011-09-30
ARCADIA RESOURCES, INC
filed 2011-11-14
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from_____________to_____________

Commission file number 001-32935

ARCADIA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0331369
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

9320 PRIORITY WAY WEST DRIVE
INDIANAPOLIS, INDIANA	46240
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2011, 193,341,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page No.
Part I: Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	2
Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2011 and 2010 (unaudited)	3
Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months ended September 30, 2011 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2011 and 2010 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

Part II: Other Information

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 6. Exhibits	49
Signatures	50

Exhibits
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. – FINANCIAL INFORMATION
Item 1.  Financial Statements

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	March 31,
	2011	2011
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$-	$2,136
Accounts receivable, net of allowance of $1,558 and $1,499, respectively	10,851	10,620
Prepaid expenses and other current assets	786	965
Restricted cash	1,000	-
Current assets of discontinued operations	1,967	2,714
Total current assets	14,604	16,435
Property and equipment, net	218	313
Acquired intangible assets, net	6,840	7,098
Goodwill	1,073	-
Other assets	101	345
Restricted cash	-	1,000
Assets of discontinued operations	861	940
Total assets	$23,697	$26,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Outstanding checks in excess of deposits	$649	$-
Accounts payable	800	715
Line of credit	7,789	-
Accrued expenses:
Compensation and related taxes	1,965	2,562
Interest	70	35
Health insurance	724	756
Other	1,362	789
Fair value of warrant liability	29	285
Payable to affiliated agencies	716	616
Long-term obligations, current portion	29,812	-
Capital lease obligations, current portion	-	4
Current liabilities of discontinued operations	5,605	1,114
Total current liabilities	49,521	6,876
Line of credit	-	7,129
Long-term obligations, less current portion	-	27,807
Liabilities of discontinued operations	-	4,375
Total liabilities	49,521	46,187

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 193,340,669 shares and 193,162,544 shares issued, respectively	194	193
Additional paid-in capital	151,653	151,436
Accumulated deficit	(177,671)	(171,685)
Total stockholders’ deficit	(25,824)	(20,056)
Total liabilities and stockholders’ deficit	$23,697	$26,131

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended September 30,		Six Month Period Ended September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Revenue	$20,427	$20,931	$40,860	$41,295
Cost of revenues	14,385	14,651	28,750	28,913
Gross profit	6,042	6,280	12,110	12,382

Selling, general and administrative	7,715	7,293	14,524	14,623
Depreciation and amortization	158	252	384	498
Total operating expenses	7,873	7,545	14,908	15,121

Operating loss	(1,831)	(1,265)	(2,798)	(2,739)

Other expenses:
Interest expense, net	1,051	980	2,076	1,823
Change in fair value of warrant liability	(107)	(779)	(257)	(137)
Total other expenses	944	201	1,819	1,686

Loss from continuing operations before income taxes	(2,775)	(1,466)	(4,617)	(4,425)

Income tax expense	25	40	41	73
Loss from continuing operations	(2,800)	(1,506)	(4,658)	(4,498)

Discontinued operations:
Loss from discontinued operations	(931)	(1,649)	(2,055)	(3,485)
Net gain on disposal	540	259	727	1,046
Total discontinued operations	(391)	(1,390)	(1,328)	(2,439)

NET LOSS	$(3,191)	$(2,896)	$(5,986)	$(6,937)

Weighted average number of common shares outstanding	193,331	177,295	193,284	177,267

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Loss from discontinuing operations	(0.00)	(0.01)	(0.01)	(0.01)
Net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2011	193,162,544	$193	$151,436	$(171,685)	$(20,056)
Stock-based compensation expense	178,125	1	217	-	218
Net loss for the period	-	-	-	(5,986)	(5,986)
Balance, September 30, 2011	193,340,669	$194	$151,653	$(177,671)	$(25,824)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six-Month Period Ended
	September 30,
	(Unaudited)
	2011	2010
Operating activities
Net loss for the period	$(5,986)	$(6,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	395	351
Depreciation of property and equipment	268	348
Amortization of intangible assets	258	286
Gain on business disposals	(727)	(1,046)
Non-cash interest expense	1,412	1,392
Amortization of deferred financing costs and debt discounts	201	190
Stock-based compensation expense	218	753
Change in fair value of warrant liability	(257)	(137)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(351)	(260)
Inventories	390	(437)
Other assets	261	(413)
Accounts payable	765	(1,274)
Accrued expenses	(23)	(536)
Due to affiliated agencies	119	(564)
Net cash used in operating activities	(3,057)	(8,284)

Investing activities
Business acquisitions, net of cash acquired	(358)	(106)
Proceeds from business disposal	727	1,046
Purchases of property and equipment	(93)	(411)
Net cash provided by investing activities	276	529

Financing activities
Net borrowings on lines of credit	659	4,798
Payments on notes payable and capital lease obligations	(14)	(784)
Proceeds from exercise of stock options	-	1
Net cash provided by financing activities	645	4,015

Net change in cash and cash equivalents	(2,136)	(3,740)
Cash and cash equivalents, beginning of period	2,136	5,444
Cash and cash equivalents, end of period	$-	$1,704

Supplementary information:

Cash paid during the period for:
Interest	$465	$247
Income taxes	41	73

Non-cash investing / financing activities:
Accrued interest converted to notes payable	1,412	1,392

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Description of Company and Significant Accounting Policies

Description of Company

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing  and pharmacy services operating under the service mark Arcadia HealthCare.  The Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy.  In October 2011, the Company entered into an agreement with the secured lender of the Pharmacy business, which will require the sale or wind down of this segment during the quarter ending December 31, 2011.   The Company’s corporate headquarters are located in Indianapolis, Indiana, and the Services segment customer services center is located in Southfield, Michigan.

See “Note 2 – Management’s Plan” for a discussion about the Company’s anticipated future plans and alternatives for the two business segments.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and six month periods ended September 30, 2011 and 2010, the consolidated statements of cash flows for the six-month periods ended September 30, 2011 and 2010, and the consolidated statement of stockholders’ deficit for the six-month period ended September 30, 2011, are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2011 included in the Company’s Form 10-K filed with the SEC on June 28, 2011.

Reclassifications

Certain amounts presented in the prior period have been reclassified to conform to current period presentations including the reflection of newly discontinued operations separately from continuing operations.

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

Note 2 – Management’s Plan

The Company currently operates in two business units, Services and Pharmacy.  Over the past three years, the Company has primarily focused on expanding its DailyMedTM Pharmacy business.  The Company has divested non-strategic businesses and assets and used the proceeds of these sales to reduce debt and fund the Pharmacy business growth.

The Pharmacy business has incurred significant operating losses.  The earnings being generated by the Services segment have not been sufficient to cover the operating losses generated in the Pharmacy segment and to pay corporate selling, general and administrative expense; and therefore, the Company has incurred significant operating losses in each of the last three fiscal years.  In addition, the Company has generated negative cash flows from operations of $11.2 million and $5.9 million in fiscal 2011 and 2010, respectively and has approximately $42.2 million in debt, of which $34.5 million is due in April 2012.  The Company had stockholders’ deficits of $25.8 million at September 30, 2011.

On September 13, 2011, Arcadia Services, Inc. and other wholly-owned subsidiaries of the Company (the “Services Borrowers”) received a notification from Comerica Bank that the Services Borrowers were not in compliance with the subordinated debt covenant under the Borrowers’ credit agreement with Comerica (the “Comerica Credit Line”).  The subordinated debt covenant limits the amount of cash that the Services Borrowers may use to pay debt due to the Company. This covenant violation was a direct result of the decreasing cash balances of the consolidated entity.  At the present time, management is negotiating the terms of a forbearance agreement with Comerica Bank.  Comerica Bank has not exercised its rights under its debt agreements to declare amounts outstanding under the Comerica Credit Line immediately due and payable.  Comerica continues to permit the Services Borrowers to access the Comerica Credit Line to fund the operations of the Services segment and to pay certain corporate expenses.   For a further description of the status of the Comerica Credit Line and the proposed forbearance agreement, see “Note 6 – Line of Credit” on page 14.

On September 29, 2011, the Company and PrairieStone Pharmacy, LLC, the subsidiary that operates the Pharmacy segment (DailyMed business), received a letter notifying them that PrairieStone was in default of certain obligations under its line of credit agreement with HD Smith (the “HD Smith Credit Line”).  This default was the result of the subordinated debt covenant violation relating to the Services segment.  HD Smith declared the principal and accrued interest owed by PrairieStone under the HD Smith Credit Line immediately due and payable.  On October 6, 2011, the Company and PrairieStone entered into a forbearance agreement with HD Smith.  The agreement states that HD Smith will forbear from exercising its rights under its debt agreements for a period of time to permit the Company and PrairieStone to seek a purchaser for the Pharmacy segment.  If the Company and PrairieStone are unable to consummate a sale transaction, the agreement provides for the wind down of the Pharmacy operations and a liquidation of its assets.  HD Smith has agreed to accept an amount from the sale of the Pharmacy business of not less than $2.0 million in full satisfaction of all amounts due HD Smith, which totaled approximately $5.0 million as of September 30, 2011.  For a further description of the status of the HD Smith Credit Line and the terms of the forbearance agreement, see “Note 3 – Discontinued Operations” on page 8.

The Company is pursuing the sale of the Pharmacy business and anticipates either a sale or the wind down of operations to be completed by December 31, 2011.  The proceeds from a sale transaction are not anticipated to be in excess of the amount of HD Smith’s secured debt.  For this reason, the Company does not anticipate that any portion of the proceeds will be used to satisfy the unsecured debt of the Company.

While the Company continues to pursue the sale of the Services segment, in view of recent events, the Company is considering all of its options with respect to this business, including the sale of the business. Management is currently in discussions with potential buyers, and the Company is evaluating the best approach for moving forward. If the Company sells the Services segment, it is anticipated that the secured debt of the Services segment (the Comerica Credit Line) will be assumed by the purchaser or paid in full at closing. It is not anticipated that the Services sale proceeds will be adequate to repay all of the unsecured debt of the Company, which is approximately $30.0 million as of September 30, 2011.

The Company is the holding company for the Services and Pharmacy segments.  It has no operations other than the management of its operating subsidiaries.  Because the Company is committed to a plan to sell or wind down the Pharmacy operations, and is considering several options regarding the Services segment, the future status of the Company as a going concern is uncertain and will depend in part on whether the Services segment is sold or whether the Company retains ownership of the segment for the foreseeable future.

As set forth in “Note 7 – Long-Term Obligations”, the Company has notes payable to JANA Master Fund, Ltd., Vicis Capital Master Fund, and LSP Partners totaling $29.2 million in principal and accrued interest that mature on April 1, 2012.  It is not anticipated that the proceeds of the sale of the Pharmacy and/or Services segments, if consummated, will be sufficient to satisfy the payment of these obligations at maturity.  While the Company is not in default under the terms of these notes, it has had discussions with the largest holders of the notes regarding options with respect to these obligations.  If the Company is unable to modify the terms of these notes, and is unable to repay these notes at maturity, the holders of the notes may elect to exercise rights under the notes that would materially and adversely affect the Company’s ability to continue as a going concern.

Note 3 – Discontinued Operations

Pharmacy Segment

As more fully discussed in this note on pages 11 and 12, on October 6, 2011, the Company entered into a forbearance agreement with HD Smith.  Under the terms of this agreement, the Company was provided a limited period of time, as defined in the agreement, to find a purchaser for the Pharmacy business.  If a purchaser is not found during the forbearance period, the agreement provides for the wind down of the Pharmacy operations.  The proceeds from either the sale of the business or the liquidation of its assets will to used to pay down the outstanding debt balance due HD Smith.   The Company anticipates the sale or wind down of the Pharmacy business to be complete prior to December 31, 2011.

In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $758,000 in total earn out payments.  During the six-month period ended September 30, 2011, the Company received an additional $727,000 in earn out payments.  In November 2011, the Company received the final earn out payment.  Due to the uncertainty about the ultimate collectability, the potential earn out payments were not recorded as receivables at the time of the transaction.  All earn out payments were recorded as additional gain on the transaction.

Catalog Segment

On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc.  The Company recorded a loss of $123,000 during fiscal 2011 in conjunction with this disposal.  This entity represented the Company’s Catalog segment.

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

The components of the assets and liabilities of the discontinued operations are presented below (in thousands):

	September 30, 2011	March 31, 2011
	Pharmacy	Pharmacy
Assets
Accounts receivable, net of allowance of $	$1,156	$1,430
Inventories, net	405	795
Prepaid expenses and other current assets	406	489
Total current assets of discontinued operations	1,967	2,714
Property and equipment, net	861	940
Total non-current assets of discontinued operations	861	940
Total assets of discontinued operations	$2,828	$3,654

Liabilities
Accounts payable	$545	$514
Line of credit (in default)	4,472	-
Accrued compensation and related taxes	115	230
Accrued health insurance	138	100
Accrued other	135	60
Capital lease obligations, current portion	11	21
Long-term obligations, current portion	189	189
Total current liabilities of discontinued operations	5,605	1,114
Line of credit	-	4,375
Total liabilities of discontinued operations	$5,605	$5,489

The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Three Month Period Ended September 30, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$4,608	$4,608
Cost of revenue	-	3,954	3,954
Gross profit	-	654	654

Selling, general and administrative	-	1,514	1,514
Depreciation and amortization	-	71	71
Total operating expenses	-	1,585	1,585

Loss from operations	-	(931)	(931)
Net gain on disposal	540	-	540

Earnings (loss) from discontinued operations	$540	$(931)	$(391)

	Three Month Period Ended September 30, 2010
	Services	Pharmacy	Catalog	Total

Revenues, net	$-	$4,911	$324	$5,235
Cost of revenue	-	4,147	208	4,355
Gross profit	-	764	116	880

Selling, general and administrative	-	2,290	165	2,455
Depreciation and amortization	-	74	-	74
Total operating expenses	-	2,364	165	2,529

Loss from operations	-	(1,600)	(49)	(1,649)
Net gain on disposal	259	-	-	259

Earnings (loss) from discontinued operations	$259	$(1,600)	$(49)	$(1,390)

	Six Month Period Ended September 30, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$8,933	$8,933
Cost of revenue	-	7,593	7,593
Gross profit	-	1,340	1,340

Selling, general and administrative	-	3,255	3,255
Depreciation and amortization	-	140	140
Total operating expenses	-	3,395	3,395

Loss from operations	-	(2,055)	(2,055)
Net gain on disposal	727	-	727

Earnings (loss) from discontinued operations	$727	$(2,055)	$(1,328)

	Six Month Period Ended September 30, 2010
	Services	Pharmacy	HHE	Catalog	Total

Revenues, net	$-	$9,965	$-	$600	$10,565
Cost of revenue	-	8,540	-	402	8,942
Gross profit	-	1,425	-	198	1,623

Selling, general and administrative	-	4,633	-	339	4,972
Depreciation and amortization	-	136	-	-	136
Total operating expenses	-	4,769	-	339	5,108

Loss from operations	-	(3,344)	-	(141)	(3,485)
Net gain on disposal	391	-	655	-	1,046

Earnings (loss) from discontinued operations	$391	$(3,344)	$655	$(141)	$(2,439)

Impairment Expense – Discontinued Operations

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.  As part of the fourth quarter fiscal 2011 Pharmacy goodwill impairment analysis, the Company recognized that the growth from the DailyMed program continued to be slower than anticipated and that there continues to be uncertainty surrounding the timing and amount of future revenue and cash flow streams.  The Company determined that it was appropriate to write off the remaining goodwill balance and recorded a $2,500,000 impairment charge.  The Company had previously recognized a $13,217,000 goodwill impairment relating to the Pharmacy segment in conjunction with the fiscal 2009 goodwill impairment analysis.

The following table summarizes the lines of credit for the Company (in thousands):

Line of Credit – Discontinued Operations

		At September 30, 2011
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2011	Interest rate
H.D. Smith	April 23, 2013	4,777	4,777	4,777	7%
Unamortized debt discount			(305)	(403)
			4,472	4,374
Less current portion in default			(4,472)	-
			$-	$4,374

On April 23, 2010, the Company’s wholly-owned subsidiary, PrairieStone Pharmacy, LLC (“PrairieStone”) executed a Line of Credit and Security Agreement (the “HD Smith Credit Agreement”) with HD Smith Wholesale Drug Co. (“HD Smith”), its primary supplier of pharmaceutical products.  Under terms of the HD Smith Credit Agreement, PrairieStone can borrow up to $5,000,000, including amounts payable under normal product purchasing terms.  Beginning April 1, 2011, additional borrowings under the agreement are limited based upon a borrowing base of the assets.  The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013.   Interest during the first 12 months of the agreement was added to the debt balance.  Interest only payments are required from May 2011 through April 2012.  Beginning in May 2012, PrairieStone will make monthly payments of $75,000 plus interest.   Borrowings may be prepaid at any time without penalty.  The debt is secured by all of the tangible and intangible assets of PrairieStone and is guaranteed by the Company.  The agreement includes certain financial covenants for the Pharmacy segment beginning with the fiscal fourth quarter 2012.  Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation and amortization and current assets divided by current liabilities of greater than .75.  As of September 30, 2011, there was no additional availability under the line.

In conjunction with the HD Smith Credit Agreement, the Company issued HD Smith certain warrants to purchase common stock (see “Note 8 - Stockholders’ Deficit” for more details) and incurred certain professional fees.  These costs, which originally totaled $561,000, were recorded as a debt discount and are being amortized over the term of the debt agreement.

On September 29, 2011, the Company and PrairieStone received a letter from HD Smith indicating that PrairieStone was in default of its obligations under the HD Smith Credit Agreement.  HD Smith declared all principal and accrued interest to be immediately due and payable.  In lieu of exercising certain rights and remedies under the loan agreements, HD Smith, the Company and PrairieStone entered into a forbearance agreement dated October 6, 2011.  During the Forbearance Period (as defined below), HD Smith has agreed to forbear from exercising its rights under the HD Smith Credit Agreement for a limited period of time to permit the Company and PrairieStone to seek a purchaser for all of PrairieStone’s DailyMed business.  During the Forbearance Period, PrairieStone has agreed to operate the business in the ordinary course consistent with cash flow and collateral projections provided to HD Smith.  The Forbearance Period continues until the earlier of (a) November 18, 2011 or (b) two (2) business days following the receipt of notification from the prospective purchaser(s) that they no longer intend to pursue a potential sale transaction.

The proceeds of any sale transaction, if consummated, will be used to pay the outstanding borrowings under the HD Smith Credit Agreement.  HD Smith has agreed to accept an amount not less than $2.0 million in full satisfaction of the outstanding debt amount.  As of September 30, 2011, the total amount due to HD Smith was approximately $5.0 million.  In consideration of HD Smith entering into the forbearance agreement, (a) the Company has agreed to pay HD Smith a weekly cash payment equal to the decline, if any, in value of PrairieStone’s cash, inventory and accounts receivable collateral during the forbearance period (the “Collateral Maintenance Payment”); (b) the Company has put $100,000 cash in a reserve account (the “Collateral Deposit Account”) to be drawn on by HD Smith in the event the Company fails to make any required Collateral Maintenance Payment; and (c) PrairieStone paid all outstanding accrued interest.  In the event the Collateral Deposit Account balance falls below $100,000, the Company has agreed to cause the potential purchaser of the business to deposit a sufficient amount of funds to bring the balance of the account back to $100,000 within three calendar days.  The forbearance agreement automatically terminates if the Company fails to fulfil this requirement.

The forbearance agreement requires that during the seven days following the effective date agreement, PrairieStone and HD Smith will mutually agree on a plan to wind down the business in the event a sale transaction is not completed.  If the wind down plan is mutually agreed, upon termination of the forbearance period other than through a completed sale transaction, PrairieStone will (a) implement the plan, (b) immediately surrender to HD Smith any collateral not reasonably required to implement the plan, and (c) pay to HD Smith weekly all cash receipts in excess of the amounts needed to pay budgeted cash expenses.  If a wind down plan is not mutually agreed and a sale transaction is not completed, at the end of the forbearance period, PrairieStone has agreed to immediately surrender all collateral to HD Smith.  Whether or not a sale transaction is completed, HD Smith shall have the right to any funds in the Collateral Deposit Account at the end of the forbearance period and will apply such funds to outstanding obligations of PrairieStone.  The Company has proposed to HD Smith the terms of a wind down plan, which it intends to implement in the event a wind-down of the business becomes necessary.

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

The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrant Liability
Balance at April 1, 2010	$1,499
Warrants issued	273
Reclassification to permanent equity	(35)
Decrease in market value	(1,452)
Balance at March 31, 2011	285
Decrease in market value	(257)
Balance at September 30, 2011	$28

Note 5 – Goodwill and Acquired Intangible Assets

The following table presents the detail of the changes in goodwill for the periods ended September 30, and March 31, 2011 (in thousands):

Goodwill at April 1, 2010	$-
Impairment expense	-
Goodwill at March 31, 2011	-
Acquisitions during the period	1,073
Goodwill at September 30, 2011	$1,073

For tax purposes, goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable as the acquisitions related to the purchase of common stock rather than of assets or net assets.

Acquired intangible assets consist of the following (in thousands):

	September 30, 2011		March 31, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$1,103	$6,664	$1,016
Customer relationships	4,720	3,441	4,720	3,270
	11,384	$4,544	11,384	$4,286
Less accumulated amortization	(4,544)		(4,286)
Net acquired intangible assets	$6,840		$7,098

Amortization expense for acquired intangible assets included in continuing operations was $128,000 and $143,000 for the three-month periods ending September 30, 2011 and 2010, respectively, and $258,000 and $286,000 for the six-month periods ending September 30, 2011 and 2010, respectively.

The estimated amortization expense related to acquired intangible assets in existence as of September 30, 2011 is as follows (in thousands):

Remainder of fiscal 2012	$259
Fiscal 2013	476
Fiscal 2014	382
Fiscal 2015	350
Fiscal 2016	329
Thereafter	5,044
Total	$6,840

Impairment Expense

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.

During fiscal 2009 and 2010, the Services business as a whole had seen declining revenue, and the decline was primarily driven by a decline in the medical staffing and travel staffing businesses.  Many of the Service’s segments locations provided both home care and medical staffing services.  During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue.  The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010.  During the same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009.  Management’s ability to predict the timing and extent of the segments recovery was subject to some uncertainty.  Therefore, management focused on more recent trends in its annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis.  The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010.

Note 6 – Line of Credit

	At September 30, 2011
		Maximum
		Available		March 31,
Lending Institution	Maturity date	Borrowing	Balance	2011	Interest rate
Comerica Bank	April 1, 2012	$9,273	$7,789	$7,130	Prime plus 2.75%

Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries (the “Services Borrowers”) have an outstanding line of credit agreement with Comerica Bank.  As of September 30, 2011, advances under the line of credit agreement cannot exceed the lesser of the revolving credit commitment amount of $11 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time.  The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox.  However, Services Borrowers have the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit has not been automatically classified as a current obligation.  The Services Borrowers agreed to various financial covenant ratios (as described below), to have any person who acquires ASI’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement also requires Services Borrowers to maintain a deposit account with a minimum balance, and this amount is classified as restricted cash on the Company’s consolidated balance sheet.  If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of ASI and on all of the assets of Services Borrowers.  On September 30, 2011, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $1,409,000.

RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the holding company of ASI, granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of ASI.  ASI granted Comerica Bank a first priority security interest in all of its assets.  The other Services Borrowers also granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Services Borrowers.  Any such default and resulting foreclosure would have a material adverse effect on the Company’s financial condition.

On October 31, 2010 and in conjunction with a covenant violation, the Company and the bank entered into an amendment and waiver agreement.  The amendment reduced the revolving credit commitment amount from $14 million to $11 million and extended the maturity date to April 1, 2012.  The amendment also established new covenant requirements.  Specifically, the following financial covenants apply:  tangible effective net worth of $750,000 as of December 31, 2010 and gradually increasing on a quarterly basis to $1.25 million by March 31, 2012 (the “TNW Covenant”); minimum quarterly net income of $400,000 (the “Net Income Covenant”); and, minimum subordination of indebtedness to the Company of $9.15 million (the “Subordinated Debt Covenant”).  Finally, the amendment increased the required restricted cash balance from $500,000 to $1,000,000.

On a monthly basis, the Company submits ASI financial information to Comerica.  On September 13, 2011, the Services Borrowers received a letter from Comerica stating that the Services Borrowers failed to comply with certain covenants under the credit agreement because as of July 31, 2011, the Services Borrowers failed to be in compliance with the Subordinated Debt Covenant. Because of the events described in the notice letter, Comerica informed the Services Borrowers that Comerica has no obligation to make further advances under the credit facility and that future advances shall be subject to the sole discretion of Comerica.  Comerica has not sought to accelerate the repayment of the indebtedness.    While Comerica continues to make advances under the credit facility and the Company expects that advances will continue to be made, there can be no assurances that Comerica will exercise its discretion to make further advances.  Should Comerica not continue to provide advances under the credit facility, the Company and the Services Borrowers would not have access to the funds needed to operate the Services business.  In such event, the Company would be forced to consider alternative sources of liquidity to operate the business, which may require them to commence a proceeding under the federal bankruptcy laws to cause Comerica to provide access funds under the Credit Agreement.

As of September 30, 2011, the Services Borrowers were not in compliance with the TNW Covenant, the Net Income Covenant or the Subordinated Debt Covenant.  The non-compliance with the TNW Covenant and the Net Income Covenant was caused in part by the charge taken by the Company in connection with the proposed settlement of a pending class action lawsuit as more fully described in “Note 9 – Contingencies” on page 18.

The Services Borrowers are presently in discussion with Comerica on the terms of a forbearance agreement related to the Comerica credit facility.  In the interim, Comerica continues to provide funding to ASI for the Services segment and to pay certain corporate expenses of the Company.  In October 2011, Comerica released the $1,000,000 of restricted cash to the Services Borrowers to fund their business operations.  The Services Borrowers believe they will enter into a forbearance agreement with Comerica and continue to access the Comerica credit facility while pursuing the strategic alternatives for the business discussed in Note 2 above.

Note 7 – Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	September 30,	March 31,
	2011	2011
Note payable to JANA Master Fund, Ltd. ("JANA") in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	$20,392	$19,406

Note payable to Vicis Capital Master Fund ("Vicis") in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	7,545	7,181

Note payable to LSP Partners, LP ("LSP") in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	1,282	1,220

Note payable to Bestaff dated April 4, 2011 bearing effective interest rate of 10% due April 1, 2012. Interest only payments due monthly. The note payable is unsecured. The maturity of the note is subject to acceleration upon the divestiture of the Services segment or the consummation of a financing transaction in excess of $5 million.	593	-

Total long-term obligations	29,812	27,807
Less current portion of long-term obligations	(29,812)	(189)
Long-term obligations, less current portion	$-	$27,618

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP.  Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA.  Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively.  JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above.  The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales.  Specifically, the notes provide that the first $2,000,000 in proceeds from future asset sales would be retained by the Company.  Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes.  After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders.  Thereafter, proceeds are split 25% to the Company and 75% to the lenders.  As of September 30, 2011, the Company owes these lenders $833,000 before additional proceeds are split between the Company and the lenders.

All of the outstanding long-term obligations described above mature on April 1, 2012.  See “Note 2 – Management’s Plan” for additional discussion regarding the outstanding debt obligations.

Note 8 – Stockholders’ Deficit

General

On October 14, 2009, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 300,000,000, $0.001 par value per share, from 200,000,000, $0.001 par value per share.

Warrants

The following represents warrants outstanding:

Exercise Price	Granted	Expiration	September 30, 2011	March 31, 2011
$0.13	March 2011	March 2016	500,000	500,000
$0.40	April 2010	April 2015	500,000	500,000
$0.41	April 2009	April 2014	52,800	52,800
$0.50	various	May 2011	-	2,301,744
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	7,135,713
			9,749,309	12,051,053

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification.  As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at their then fair value of $2,478,000.   The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity.   As a result, the Company recorded other income from the change in the fair value of these warrants of $107,000 and $779,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $257,000 and $137,000 for the six-month periods ended September 30, 2011 and 2010, respectively.

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

The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	September 30, 2011	March 31, 2011	November 17, 2009
Expected volatility	114%	99%	86%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	3.6	4.1	5.5
Risk-free interest rate	0.58%	1.80%	2.19%

On April 23, 2010 and in conjunction with the HD Smith line of credit agreement (see “Note 3 – Discontinued Operations”), the Company granted HD Smith 500,000 warrants to purchase common stock at an exercise price of $0.40 per share.  The warrants expire in April 2015.  The Company also granted HD Smith an additional 500,000 warrants to purchase common stock.  Consistent with the terms of the agreement, these warrants vested on March 31, 2011 because the value of the borrowing base supporting the line of credit did not exceed certain thresholds.  The exercise price of $0.13 was computed consistent with the terms of the agreement as the lower of $0.40 and the preceding 10-day average of the closing prices per shares on March 31, 2011.  The warrants expire in March 2016.

The fair value of the initial 500,000 warrants issued to HD Smith was estimated using the Black-Scholes pricing model and was determined to be $260,000.  This amount was recorded as a debt discount and will be amortized over the term of the H.D. Smith line of credit.  The assumptions used in the fair value calculation were as follows: risk free interest rate of 2.6%, expected dividend yield of 0%, expected volatility of 86%, and expected life of 5 years.

The fair value of the 500,000 warrants issued to HD Smith that vested on March 31, 2011 was estimated using the Black-Scholes pricing model and was determined to be $273,000.  This amount was recorded as a debt discount and will be amortized over the term of the HD Smith line of credit.  The assumptions used in the fair value calculation were as follows: risk free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 87%, and expected life of 6 years.  Because the vesting of these warrants was contingent on a future event, the fair value of the warrants was originally classified as a liability until they vested on March 31, 2011, at which time they were reclassified to permanent equity as all the criteria for equity treatment were met at that point in time.  Prior to the reclassification to permanent equity, the fair value of the liability was adjusted on a quarterly basis.  During fiscal 2011, the Company recorded $239,000 of other income, and these amounts represent the change in the fair value of the warrant liability during the year.

No warrants were exercised during the three and six month periods ended September 30, 2011 and 2010.

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

As previously disclosed, the Company was served with a complaint filed in the Marin County Superior Court of the State of California styled Douglas et al. vs. Arcadia Health Services, Inc., Case No. CIV 1102982 on June 20, 2011. The complaint is brought as a purported class action on behalf of California employees of Arcadia Health Services, Inc. (“AHSI”), an indirect wholly-owned subsidiary of the Company. The complaint alleges that (a) AHSI failed to properly compensate the plaintiff and purported class members for meal period and rest breaks under Sections 226.7 and 512 of the California Labor Code, (b) AHSI failed to pay continuing wages under California Labor Code Section 203, (c) AHSI failed to pay overtime compensation in accordance with California Labor Code Section 1194, and (d) that the foregoing allegations also constitute a violation of California Business and Professional Code Section 17200 (the “Lawsuit”). The plaintiff seeks to represent two classes of claimants, one representing claimants under the California Labor Code claims set forth in (a) through (c) above and another representing claimants under Section 17200 under the California Business and Professional Code. On July 18, 2011, AHSI filed an answer in the Marin County Superior Court denying all of the allegations in the complaint. On July 19, 2011, AHSI filed a petition to remove the case to federal court. The Lawsuit has been removed to federal court and is now pending in the United States District Court for the Northern District of California (the “District Court”).

On November 8, 2011, AHSI entered into a Settlement Agreement and General Release (the “Agreement” or “Settlement”) with Ruth L. Douglas (“Douglas”) individually and on behalf of others similarly situated (the “Class”) providing for both the settlement of the Lawsuit as set forth below.  The Settlement Agreement is subject to approval of the District Court.  The named plaintiff has filed a motion seeking approval of the Settlement by the District Court and a hearing on the request for preliminary approval is scheduled for December 2011.

The Agreement provides for, among other things, the (1) dismissal by Douglass and qualified members of the Class for asserted claims in the Lawsuit; (2) agreement to amend the Complaint to add the additional claims for relief of alleged damages under California Labor Code section 226 and alleged civil penalties under California Labor Code section 2699; and (3) a complete release of AHSI, Arcadia Services, inc., RKDA, Inc and the Company from any and all claims, debts, liabilities, demands, obligations, guarantees, costs, expenses, attorneys' fees, penalties, damages, restitution, injunctive relief, or a remedy of any other type which are based on, arise out of, or are related to the causes of action of the Lawsuit, including but not limited to, claims made pursuant to the California Labor Code for failure to pay overtime compensation, failure to provide adequate meal periods and/or rest periods, failure to provide accurate wage statements, and failure to pay final wages in a timely fashion; claims under California Business and Professions Code.

The Company denies the allegations in the Lawsuit and further contends that the action may not properly be maintained as a class action.  The Company and AHSI have entered into the Settlement to avoid the time, expense and the disruption of litigation and the risk of an adverse determination.

Pursuant to the Agreement, AHSI has agreed to pay a total sum of $623,000 (“Settlement Payment”), which shall be funded as follows:  (1) $23,000 shall be paid within five days of full execution of the Agreement; (2) $150,000 shall be paid within five business days of the Effective Date, as set forth below, into a to-be-established escrow interest-bearing account; (3) $225,000 shall be paid into the interest-bearing escrow account within 8 months of the Effective Date; and (4) $225,000 shall be paid into the interest-bearing escrow account within 14 months of the Effective Date.  Funding of the Settlement Payment is solely the obligation of AHSI.

The Effective Date of the Settlement (“Effective Date”) is the date upon which:  (a) the Settlement is finally approved substantially in accordance with the terms of this Settlement; and (b) the Court’s entry of Judgment and Dismissal of the Lawsuit (“Judgment”), substantially in accordance with the terms of this Settlement, become final.  For purposes of defining the Effective Date, the date upon which the Settlement and Judgment become final is the last date of (a) final approval by the Court if there are no objections made and no further objections can be made; (b) if there are objections to the Settlement which are not withdrawn, and if no appeal, review or writ is sought from the Judgment, the day after the period for appeal has expired; or (c) if an appeal, review or writ is sought from the Judgment, the day after the Judgment is affirmed or the appeal, review or writ is dismissed or denied and the Judgment is no longer subject to further judicial review.

The Company recorded the full amount of the Settlement Payment as a selling and administrative expense during the quarter ended September 30, 2011.

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

As of September 30, 2011, approximately 4.8 million shares were available for grant under the amended 2006 Plan.

Following are the specific valuation assumptions used for each respective period:

	Three-Month Period Ended September 30,		Six-Month Period Ended September 30,
Weighted-average	2011	2010	2011	2010
Expected volatility	N/A	N/A	N/A	96%
Expected dividend yields	N/A	N/A	N/A	0%
Expected terms (in years)	N/A	N/A	N/A	4
Risk-free interest rate	N/A	N/A	N/A	2.15%

Stock option activity for the six-month period ended September 30, 2011 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(thousands)

Outstanding at April 1, 2011	8,926,837	$0.60
Forfeited or expired	(745,915)	0.64
Outstanding at September 30, 2011	8,180,922	$0.60	4.5	$-
Exercisable at September 30, 2011	8,048,172	$0.60	4.5	$-

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18 -$0.42	4,004,234	5.1	$0.38	3,871,484	$0.38
$0.43 - $0.72	3,100,501	3.9	0.72	3,100,501	0.72
$0.73 - $1.07	756,647	4.2	0.79	756,647	0.79
$1.08 - $1.50	201,927	3.0	1.29	201,927	1.29
$1.51 - $2.25	43,000	1.6	2.22	43,000	2.22
$2.92	74,613	1.8	2.92	74,613	2.92
Outstanding at September 30, 2011	8,180,922		$0.60	8,048,172	$0.60

No stock options were granted during the six-month periods ended September 30, 2011 or 2010.  No stock options were exercised during the six month period ended September 30, 2011.  3,750 stock options were exercised during the six month period ending September 30, 2010.

The Company recognized $79,000 and $273,000 in stock-based compensation expense from all operations relating to stock options during the three-month periods ended September 30 2011 and 2010, respectively, and $177,000 and $558,000 for the six-month periods ended September 30, 2011 and 2010.

As of September 30, 2011, total unrecognized stock-based compensation expense related to stock options was $18,000, which is expected to be expensed through November 2012.

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

The following table summarizes the activity for restricted stock awards during the six-month period ended September 30, 2011:

		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2011	145,467	$0.66
Vested	(28,125)	1.01
Forfeited	(7,967)	-
Unvested at September 30, 2011	109,375	$0.57

During the three-month periods ended September 30, 2011 and 2010, the Company recognized $17,000, and $108,000, respectively, of stock-based compensation expense from all operations related to restricted stock.  During the six-month periods ended September 30, 2011 and 2010, the Company recognized $41,000 and $195,000, respectively of stock-based compensation expense from all operations related to restricted stock.

During the six-month periods ended September 30, 2011 and 2010, the total fair value of restricted stock vested was $28,000, and $182,000, respectively.

As of September 30, 2011, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $21,000, which is expected to be expensed over a weighted-average period of approximately less than one year.

Note 11 – Income Taxes

The Company incurred state and local tax expense of $25,000 and $40,000 during the three-month periods ended September 30, 2011 and 2010, respectively, and $41,000 and $73,000 during the six-month periods ended September 30, 2011 and 2010.

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

Note 12 – Related Party Transactions

On September 30, 2011, the Company had an outstanding balance of $20,392,000 related to a note payable with JANA dated March 25, 2009.   JANA held approximately 13% of the outstanding shares of Company common stock on September 30, 2011. The Company incurred interest expense relating to the debt due JANA in the amounts of $501,000 and $454,000 during the three-month periods ended September 30, 2011 and 2010, respectively, and $985,000 and $892,000 for the six-month periods ended September 30, 2011 and 2010, respectively.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of these debt instruments.

On September 30, 2011, the Company had an outstanding balance of $7,545,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009.  Vicis held approximately 12% of the outstanding shares of Company common stock on September 30, 2011. The Company incurred interest expense relating to the debt in the amount of $186,000 and $168,000 during the three-month periods ended September 30, 2011 and 2010, respectively, and $365,000 and $330,000 for the six-month periods ended September 30, 2011 and 2010, respectively.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of this debt instrument.

Prior to April 4, 2011, the Company’s Chief Operating Officer had a beneficial ownership interest in an affiliated agency and thereby had an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin.  The terms of these transactions were consistent with the affiliate agreement, which was entered into on August 13, 2006.  The affiliate is responsible to pay its selling, general and administrative expenses.  Commissions totaled $214,000 and $404,000 for the three and six-month periods ended September 30, 2010, respectively.  On April 4, 2011, the Company finalized the purchase of substantially all of the assets of the affiliate as required by the affiliate agreement for total consideration of $890,000 pursuant to the purchase price formula contained in the agreement.  Of the purchase price, $297,000 was paid in cash at the closing, and the Company entered into a promissory note for the remaining $593,000. The Company incurred interest expense relating to the debt in the amount of $15,000 and $30,000 during the three and six-month periods ended September 30, 2011, respectively. See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of these debt instruments.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 28, 2011, which is incorporated herein by this reference.

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

Overview

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing  and pharmacy services operating under the service mark Arcadia HealthCare.  The Company operates in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy.  In October 2011, the Company entered into an agreement with the secured lender of the Pharmacy business, which will require the sale or wind down of this segment during the quarter ending December 31, 2011.   The Company’s corporate headquarters are located in Indianapolis, Indiana, and the Services segment customer services center is located in Southfield, Michigan.

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

Three-Month Period Ended September 30, 2011 Compared to the Three-Month Period Ended September 30, 2010

Results of Continuing Operations (in thousands, except per share amounts)

	Three-Month Period
	Ended September 30,
	2011	2010
Revenues, net	20,427	20,931
Cost of revenues	14,385	14,651
Gross profit	6,042	6,280

Selling, general and administrative	7,715	7,293
Depreciation and amortization	158	252
Total operating expenses	7,873	7,545

Operating loss	(1,831)	(1,265)

Other expenses:
Interest expense, net	1,051	980
Change in fair value of warrant liability	(107)	(779)
Total other expenses	944	201

Net loss before income tax expense	(2,775)	(1,466)
Income tax expense	25	40
Net loss from continuing operations	$(2,800)	$(1,506)
Weighted average number of shares — basic and diluted	193,331	177,295
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.01)

Revenues, Cost of Revenues and Gross Profits

The following table summarizes the revenues by type for the three-month periods ended September 30, (in thousands):

	2011	% of Total Revenue	2010	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)

Home care	$17,207	84.2%	$16,791	80.3%	$416	2.5%
Per diem medical staffing	2,954	14.5%	2,713	13.0%	241	8.9%
Travel staffing	266	1.3%	1,427	6.7%	(1,161)	-81.4%
Total Services	$20,427	100.0%	$20,931	100.0%	$(504)	-2.4%

Revenue comes from two business lines, Home Care and Medical Staffing.  Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.

For the quarter ended September 30, 2011, Home Care revenue as a percentage of total revenue increased to 84.2% as compared with 80.3% for the prior year period.  Home Care revenues increased by $416,000, or 2.5%, to $17,207,000 from $16,791,000 compared to the prior year quarter.

Total Medical Staffing revenue declined 22.2% compared to the prior year quarter to $3,220,000 from $4,140,000.  Per diem medical staffing increased 8.9% over the prior year quarter, while travel nursing and allied health medical staffing decreased 81.4% over the prior year quarter.  While overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities, there has been some improvement in market conditions for temporary medical staffing.  In February 2011, the Company was notified that it was not awarded a new contract to provide travel nurses to the North Carolina Department of Corrections, which accounted for approximately $4,100,000 in revenue during fiscal 2011, because of lower price proposals received from other vendors.  The Company’s appeal of this decision was denied in June 2011.

The business operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States.  These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name.  The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section).  Revenue generated from the Affiliate locations was $12,982,000 for the three-month period ended September 30, 2011 compared to $13,779,000 for the prior year quarter.  This $797,000, or 5.8%, decrease in revenue was primarily driven by the conversion of the travel staffing Affiliate to a Company Owned location in April 2011.  The Company-Owned locations revenue increased by $293,000, or 4.1%, to $7,445,000 during the fiscal second quarter 2012 compared to the prior year quarter.  The Affiliate locations accounted for 63.6% of total Services segment revenue during the fiscal second quarter 2012, and this percentage is down slightly from 65.8% for the prior year quarter.

Gross margin was 29.6% for the fiscal second quarter 2012, which represents a slight decrease from 30.0% for the prior year quarter.  While the overall mix of higher margin Home Care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors.  These factors included higher state and federal unemployment taxes, a reduction in margins on several state-sponsored home care programs, and certain costs incurred in connection with one significant private insurance client.

Selling, General and Administrative

Total selling, general and administrative expense increased by $422,000, 5.8%, to $7,715,000 during the three-month period ended September 30, 2011 compared to the prior year period.  The increase was primarily due to the $623,000 charge taken during the second quarter for the legal issue described more fully in “Note 9 – Contingencies” as well as the legal fees associated with that litigation.  This increase was partially offset by a decrease in insurance costs, which were lower due to reductions in premiums effective with the policy year that began in September 2010.

Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the three-month periods ended September 30 (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Depreciation and amortization of property and equipment	$29	$110	(81)	-73.9%
Amortization of acquired intangible assets	129	143	(13)	-9.4%
Depreciation and amortization	$158	$252	$(94)	-37.4%

Depreciation and amortization of property and equipment decreased by $81,000, or 73.9%, during the three-month period ended September 30, 2011 compared to the prior year period.   The decrease was due to certain assets becoming fully-depreciated over the last several quarters.

Amortization of acquired intangible assets decreased by $13,000, or 9.4%, during fiscal first quarter 2012 compared to the prior year quarter.  The decrease reflects a decrease in the amortization expense associated with customer relationships.  The amortization expense is adjusted based on economic benefit generated by the specific intangible asset.

Interest Expense and Income

The following table summarizes interest expense and income for the three-month periods ended September 30, (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$1,052	$982	$70	7.1%
Interest income	(1)	(2)	1	-50.0%
	$1,051	$980	$71	7.3%

Interest expense for fiscal second quarter 2012 was $1,052,000, which represents a $70,000, or 7.1%, increase compared to the prior year quarter expense of $982,000.  Total interest expense includes the amortization of debt discounts and deferred financing costs of $101,000 and $120,000 for fiscal second quarter 2012 and 2011, respectively.  Additionally, interest expense includes non-cash interest of $718,000 and $731,000 that was added to the principal balance of the outstanding debt for fiscal second quarter 2012 and 2011, respectively.

The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for fiscal second quarter 2012 was $42.3 million compared to $38.9 million for fiscal second quarter 2011, which represents an increase of 8.7%.  The increase was primarily due to the increase in the amounts due to HD Smith under the line of credit agreement executed in April 2010, and the additional HD Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings.  The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms.  To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations.  The total gain on the change in fair value of the warrant liability was $107,000 and $779,000 during fiscal second quarter 2012 and 2011, respectively, was primarily due to the changes in our stock price.

Income Taxes

Income tax expense was $25,000 for the three-month period ended September 30, 2011 compared to $40,000 for the same period a year ago.

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

Earnings (Loss) from Discontinued Operations

The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Three Month Period Ended September 30, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$4,608	$4,608
Cost of revenue	-	3,954	3,954
Gross profit	-	654	654

Selling, general and administrative	-	1,514	1,514
Depreciation and amortization	-	71	71
Total operating expenses	-	1,585	1,585

Loss from operations	-	(931)	(931)
Net gain on disposal	540	-	540

Earnings (loss) from discontinued operations	$540	$(931)	$(391)

	Three Month Period Ended September 30, 2010
	Services	Pharmacy	Catalog	Total

Revenues, net	$-	$4,911	$324	$5,235
Cost of revenue	-	4,147	208	4,355
Gross profit	-	764	116	880

Selling, general and administrative	-	2,290	165	2,455
Depreciation and amortization	-	74	-	74
Total operating expenses	-	2,364	165	2,529

Loss from operations	-	(1,600)	(49)	(1,649)
Net gain on disposal	259	-	-	259

Earnings (loss) from discontinued operations	$259	$(1,600)	$(49)	$(1,390)

Pharmacy Segment

On October 6, 2011, the Company entered into a forbearance agreement with HD Smith.  Under the terms of this agreement, the Company was provided a limited period of time, as defined in the agreement, to find a purchaser for the Pharmacy business.  If a purchaser is not found during the forbearance period, the agreement provides for the wind down of the Pharmacy operations.  The proceeds from either the sale of the business or the liquidation of its assets will to used to pay down the outstanding debt balance due HD Smith.   The Company anticipates the sale or wind down of the Pharmacy business to be complete prior to December 31, 2011.

In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $758,000 in total earn out payments.  During the three-month period ended September 30, 2011, the Company received an additional $540,000 in earn out payments.  In November 2011, the Company received the final earn out payment.  Due to the uncertainty about the ultimate collectability, the potential earn out payments were not recorded as receivables at the time of the transaction.  All earn out payments were recorded as additional gain on the transaction.

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

Six-Month Period Ended September 30, 2011 Compared to the Six-Month Period Ended September 30, 2010

Results of Continuing Operations (in thousands, except per share amounts)

	Six-Month Period
	Ended September 30,
	2011	2010
Revenues, net	$40,860	$41,295
Cost of revenues	28,750	28,913
Gross profit	12,110	12,382

Selling, general and administrative	14,524	14,623
Depreciation and amortization	384	498
Total operating expenses	14,908	15,121

Operating loss	(2,798)	(2,739)

Other expenses:
Interest expense, net	2,076	1,823
Change in fair value of warrant liability	(257)	(137)
Total other expenses	1,819	1,686

Net loss before income tax expense	(4,617)	(4,425)
Income tax expense	41	73
Net loss from continuing operations	$(4,658)	$(4,498)
Weighted average number of shares — basic and diluted	193,284	177,267
Net loss from continuing operations per share — basic and diluted	$(0.02)	$(0.03)

Revenues, Cost of Revenues and Gross Profits

The following table summarizes revenues by type for the six-month periods ended September 30, (in thousands):

	2011	% of Total Revenue	2010	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)

Home care	$34,400	84.2%	$33,221	80.5%	$1,179	3.5%
Per diem medical staffing	5,757	14.1%	5,308	12.9%	449	8.5%
Travel staffing	703	1.7%	2,766	6.6%	(2,063)	-74.6%
Total Services	$40,860	100.0%	$41,295	100.0%	$(435)	-1.1%

Revenue comes from two business lines, Home Care and Medical Staffing.  Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.

For the six-month period ended September 30, 2011, Home Care revenue as a percentage of total revenue increased to 84.2% as compared with 80.5% for the prior year period.  Home Care revenues increased by $1,179,000, or 3.5%, to $34,400,000 from $33,221,000 compared to the prior year period.

Total Medical Staffing revenue declined 20.0% compared to the prior six-month period to $6,460,000 from $8,074,000.  Per diem medical staffing increased 8.5% over the prior year period, while travel nursing and allied health medical staffing decreased 74.6% over the prior year period.  While overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities, there has been some improvement in demand for temporary medical staffing.  In February 2011, the Company was notified that it was not awarded a new contract to provide travel nurses to the North Carolina Department of Corrections, which accounted for approximately $4,100,000 in revenue during fiscal 2011, because of lower price proposals received from other vendors.  The Company’s appeal of this decision was denied on June 3, 2011.

The business operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States.  These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name.  The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section).  Revenue generated from the Affiliate locations was $25,769,000 for the six-month period ended September 30, 2011 compared to $27,144,000 for the prior year period.  This $1,375,000, or 5.1%, decrease in revenue was primarily driven by the conversion of the travel staffing Affiliate to a Company Owned location in April 2011.  The Company-Owned locations revenue increased 6.6% to $15,091,000 during the six-month period ended September 30, 2011 compared to the prior year period.  The Affiliate locations accounted for 63.1% of total Services segment revenue during the six-month period ending September 30, 2011, and this percentage is down slightly from 65.7% for the prior year period.

Gross margin was 29.6% for the six-month period ending September 30, 2011, which represents a slight decrease from 30.0% for the prior year period.  While the overall mix of higher margin Home Care business increased as a percentage of total revenues, this gross margin benefit was offset by several factors.  These factors included higher state and federal unemployment taxes, a reduction in margins on several state-sponsored home care programs and certain costs incurred in connection with one significant private insurance client.

Selling, General and Administrative

Total selling, general and administrative expense decreased by $99,000, 0.7%, to $14,524,000 during the six-month period ended September 30, 2011 compared to the prior year period.  The decrease was driven by a decrease in insurance costs, which were lower due to reductions in premiums effective with the policy year that began in September 2010.  This decrease was partially offset by the $623,000 charge taken during the second quarter for the legal issue described more fully in “Note 9 – Contingencies” as well as the legal fees associated with that litigation.

Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the six-month periods ended September 30 (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Depreciation and amortization of property and equipment	$125	$213	(87)	-41.1%
Amortization of acquired intangible assets	259	286	(27)	-9.4%
Depreciation and amortization	$384	$498	$(114)	-22.9%

Depreciation and amortization of property and equipment decreased by $87,000, or 41.1%, during the six-month period ended September 30, 2011 compared to the prior year period. The decrease was due to certain assets becoming fully-depreciated over the last several quarters.

Amortization of acquired intangible assets decreased by $27,000, or 9.4%, during the six-month period ended September 30, 2011 compared to the prior year period.  The decrease reflects a decrease in the amortization expense associated with customer relationships.  The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.

Interest Expense and Income

The following table summarizes interest expense and income for the six-month periods ended September 30, (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$2,079	$1,828	$251	13.7%
Interest income	(3)	(5)	2	-44.0%
	$2,076	$1,823	$253	13.9%

Interest expense for the six-month period ended September 30, 2011 was $2,079,000, which represents a $251,000, or 13.7%, increase compared to the prior year period expense of $1,828,000.  Total interest expense includes the amortization of debt discounts and deferred financing costs of $201,000 and $190,000 for fiscal six-month periods ended September 30, 2011 and 2010, respectively.  Additionally, interest expense includes non-cash interest of $1,412,000 and $1,392,000 that was added to the principal balance of the outstanding debt for six-month periods ended September 30, 2011 and 2010, respectively.

The average interest bearing liabilities balance (sum of the balances at the end of each quarter divided by the number of quarters) for the six-month period ended September 30, 2011 was $42.3 million compared to $37.0 million for the same period in the prior year, which represents an increase of 14.3%.  The increase was primarily due to the increase in the amounts due to HD Smith under the line of credit agreement executed in April 2010, and the additional HD Smith borrowings were the primary driver for the increase in interest expense during the current year quarter.

Change in Fair Value of Warrant Liability

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings.  The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms.  To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations.  The total gain on the change in fair value of the warrant liability was $257,000 and $137,000 during the six-month periods ended September 30, 2011 and 2010, respectively, was primarily due to the changes in our stock price.

Income Taxes

Income tax expense was $41,000 for the six-month period ended September 30, 2011 compared to $73,000 for the same period a year ago.

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

Earnings (Loss) from Discontinued Operations

The following table summarizes the components of the earnings (loss) from discontinued operations for the six-month period ended September 30, (in thousands):

	Six Month Period Ended September 30, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$8,933	$8,933
Cost of revenue	-	7,593	7,593
Gross profit	-	1,340	1,340

Selling, general and administrative	-	3,255	3,255
Depreciation and amortization	-	140	140
Total operating expenses	-	3,395	3,395

Loss from operations	-	(2,055)	(2,055)
Net gain on disposal	727	-	727

Earnings (loss) from discontinued operations	$727	$(2,055)	$(1,328)

	Six Month Period Ended September 30, 2010
	Services	Pharmacy	HHE	Catalog	Total

Revenues, net	$-	$9,965	$-	$600	$10,565
Cost of revenue	-	8,540	-	402	8,942
Gross profit	-	1,425	-	198	1,623

Selling, general and administrative	-	4,633	-	339	4,972
Depreciation and amortization	-	136	-	-	136
Total operating expenses	-	4,769	-	339	5,108

Loss from operations	-	(3,344)	-	(141)	(3,485)
Net gain on disposal	391	-	655	-	1,046

Earnings (loss) from discontinued operations	$391	$(3,344)	$655	$(141)	$(2,439)

Pharmacy Segment

On October 6, 2011, the Company entered into a forbearance agreement with HD Smith.  Under the terms of this agreement, the Company was provided a limited period of time, as defined in the agreement, to find a purchaser for the Pharmacy business.  If a purchaser is not found during the forbearance period, the agreement provides for the wind down of the Pharmacy operations.  The proceeds from either the sale of the business or the liquidation of its assets will to used to pay down the outstanding debt balance due HD Smith.   The Company anticipates the sale or wind down of the Pharmacy business to be complete prior to December 31, 2011.

In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company is to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $758,000 in total earn out payments.  During the six-month period ended September 30, 2011, the Company received an additional $272,000 in earn out payments.  In November 2011, the Company received the final earn out payment.  Due to the uncertainty about the ultimate collectability, the potential earn out payments were not recorded as receivables at the time of the transaction.  All earn out payments were recorded as additional gain on the transaction.

Catalog Segment

On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc.  The Company is to receive 50% of future earnings of the business until total payments equal $375,000.  40% of these proceeds are to be paid to a third party.  No earn-out payments will be payable after the quarter ending September 30, 2013.  The Company recorded a loss of $123,000 during fiscal 2011 in conjunction with this disposal.  This entity represented the Company’s Catalog segment.

Liquidity and Capital Resources

The Company currently operates in two business units, Services and Pharmacy.  Over the past three years, the Company has primarily focused on expanding its DailyMedTM Pharmacy business.  The Company has divested non-strategic businesses and assets and used the proceeds of these sales to reduce debt and fund the Pharmacy business growth.

The Pharmacy business has incurred significant operating losses.  The earnings being generated by the Services segment have not been sufficient to cover the operating losses generated in the Pharmacy segment and to pay corporate selling, general and administrative expense; and therefore, the Company has incurred significant operating losses in each of the last three fiscal years.  In addition, the Company has generated negative cash flows from operations of $11.2 million and $5.9 million in fiscal 2011 and 2010, respectively and has approximately $42.2 million in debt, of which $34.5 million is due in April 2012.  The Company had stockholders’ deficits of $25.8 million at September 30, 2011.

On September 13, 2011, Arcadia Services, Inc. and other wholly-owned subsidiaries of the Company (the “Services Borrowers”) received a notification from Comerica Bank that the Services Borrowers were not in compliance with the subordinated debt covenant under the Services Borrowers’ credit agreement with Comerica (the “Comerica Credit Line”).  The subordinated debt covenant limits the amount of cash that the Services Borrowers may use to pay debt due to the Company. This covenant violation was a direct result of the decreasing cash balances of the consolidated entity.  At the present time, management is negotiating the terms of a forbearance agreement with Comerica Bank.  Comerica Bank has not exercised its rights under its debt agreements to declare amounts outstanding under the Comerica Credit Line immediately due and payable.  Comerica continues to permit the Services Borrowers to access the Comerica Credit Line to fund the operations of the Services segment and to pay certain corporate expenses.   For a further description of the status of the Comerica Credit Line and the proposed forbearance agreement, see “Note 6 – Lines of Credit” on page 12.

On September 29, 2011, the Company and PrairieStone Pharmacy, LLC, the subsidiary that operates the Pharmacy segment (DailyMed business), received a letter notifying them that PrairieStone was in default of certain obligations under its line of credit agreement with HD Smith (the “HD Smith Credit Line”).  This default was the result of the subordinated debt covenant violation relating to the Services segment.  HD Smith declared the principal and accrued interest owed by PrairieStone under the HD Smith Credit Line immediately due and payable.  On October 6, 2011, the Company and PrairieStone entered into a forbearance agreement with HD Smith.  The agreement states that HD Smith will forbear from exercising its rights under its debt agreements for a period of time to permit the Company and PrairieStone to seek a purchaser for the Pharmacy segment.  If the Company and PrairieStone are unable to consummate a sale transaction, the agreement provides for the wind down of the Pharmacy operations and a liquidation of its assets.  HD Smith has agreed to accept an amount from the sale of the Pharmacy business of not less than $2.0 million in full satisfaction of all amounts due HD Smith, which totaled approximately $5.0 million as of September 30, 2011.  For a further description of the status of the HD Smith Credit Line and the terms of the forbearance agreement, see “Note 3 – Discontinued Operations” on page 12.

The Company is pursuing the sale of the Pharmacy business and anticipates either a sale or the wind down of operations to be completed by December 31, 2011.  The proceeds from a sale transaction are not anticipated to be in excess of the amount of HD Smith’s secured debt.  For this reason, the Company does not anticipate that any portion of the proceeds will be used to satisfy the unsecured debt of the Company.

While the Company continues to pursue the sale of the Services segment, in view of recent events, the Company is considering all of its options with respect to this business, including the sale of the business. Management is currently in discussions with potential buyers, and the Company is evaluating the best approach for moving forward. If the Company sells the Services segment, it is anticipated that the secured debt of the Services segment (the Comerica Credit Line) will be assumed by the purchaser or paid in full at closing. It is not anticipated that the Services sale proceeds will be adequate to repay all of the unsecured debt of the Company, which is approximately $30.0 million as of September 30, 2011.

The Company is the holding company for the Services and Pharmacy segments.  It has no operations other than the management of its operating subsidiaries.  Because the Company is committed to a plan to sell or wind down the Pharmacy operations, and is considering several options regarding the Services segment, the future status of the Company as a going concern is uncertain and will depend in part on whether the Services segment is sold in whole or in part or whether the Company retains ownership of the segment for the foreseeable future.

As set forth in “Note 7 – Long-Term Obligations”, the Company has notes payable to JANA Master Fund, Ltd., Vicis Capital Master Fund, and LSP Partners totaling $29.2 million in principal and accrued interest that mature on April 1, 2012.  It is not anticipated that the proceeds of the sale of the Pharmacy and/or Services segments, if consummated, will be sufficient to satisfy the payment of these obligations at maturity.  While the Company is not in default under the terms of these notes, it has had discussions with the largest holders of the notes regarding options with respect to these obligations.  If the Company is unable to modify the terms of these notes, and is unable to repay these notes at maturity, the holders of the notes may elect to exercise rights under the notes that would materially and adversely affect the Company’s ability to continue as a going concern.

The following summarizes the Company’s cash flows for the six-month periods ended September 30, (in thousands):

	2011	2010
Net cash used in operating activities	$(3,057)	$(8,284)
Net cash provided by investing activities	276	529
Net cash provided by financing activities	645	4,015
Net change in cash and cash equivalents	(2,136)	(3,740)
Cash and cash equivalents, end of period	-	1,704
Availability under line of credit agreements	$1,309	$809

At September 30, 2011, the Company had $1,409,000 in cash and line of credit availability as compared to $2,513,000 at September 30, 2010. The line of credit balance fluctuates based on working capital needs.  As of September 30, 2011, the line of credit availability represents amounts available under the Comerica Bank working capital line of credit, which supports the Services segment.  The decrease in cash plus line of credit availability reflects the cash used in operations, primarily to fund the early-stage Pharmacy business.

Net cash used in operating activities was $3,057,000 for the six-month period ended September 30, 2011 compared to $8,284,000 for the same period of the prior year, which represents a change of $5,227,000.  The majority of this change was driven by changes in working capital.  The net change in operating assets and liabilities for the current period was negative $151,000 compared to negative $2,408,000 in the prior year period, which represents a difference of $2,257,000.

Cash provided by investing activities was $276,000 for the six-month period ended September 30, 2011.  This included $727,000 of additional cash payments received relating to prior year business divestitures.  These proceeds were offset by $358,000 in cash payments for business acquisitions, primarily the Bestaff acquisition, and $93,000 in capital expenditures.  Cash provided by investing activities was $529,000 for the six-month period ended September 30, 2010.  Total proceeds from business divestitures were $1,046,000.  This amount was offset by $106,000 in cash payments relating to certain business acquisitions as well as $411,000 in capital expenditures.

Cash provided by financing activities was $645,000 for the six-month period ended September 30, 2011.  Cash provided by financing activities was $4,015,000 for the six-month period ended September 30, 2010.  During the first six months of fiscal 2012, the Company drew $659,000 from the Comerica line of credit, and paid $14,000 on capital lease obligations.  During the first six months of fiscal 2011, the Company drew $4,500,000 from the HD Smith line of credit, which was originally entered into in April 2010, and $298,000 from the Comerica Bank line of credit.  During this same period, the Company paid off a note payable due to AmericsourceBergen Drug Corporation of $750,000 as well as $34,000 in various capital lease obligations.

As of September 30, 2011, the Company had the following debt obligations:

Lender	Description	Maturity	Balance

JANA Master Fund, Ltd.	note payable	April 1, 2012	$20,392,000
Vicis Capital Master Fund	note payable	April 1, 2012	7,545,000
Comerica Bank (Home Care/Medical Staffing segment)	line of credit	April 1, 2012	7,789,000
HD Smith, net of unamortized debt discount (Pharmacy segment)	line of credit	April 23, 2013	4,472,000
LSP Partners, LP	note payable	April 1, 2012	1,282,000
BestCare Travel Staffing, LLC	note payable	April 1, 2012	593,000
Other	note payable	March 31, 2012	189,000
Various	capital leases	various	11,000
Total			$42,273,000

JANA and Vicis own approximately 13% and 12% of the Company’s outstanding common stock, respectively.  The debt agreements with JANA, Vicis and LSP Partners require the lenders’ consent for debt transactions which are senior or pari passu to the debt due them.  Additionally, the lenders also require consent for equity transactions.

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

On a monthly basis, the Company submits Arcadia Services, Inc. (“ASI”) financial information to Comerica.  On September 13, 2011, ASI and its wholly-owned subsidiaries (“Services Borrowers”) received a letter from Comerica stating that the Services Borrowers failed to comply with certain covenants under the credit agreement because as of July 31, 2011, ASI failed to be in compliance with the subordinated debt covenant. Because of the events described in the notice letter, Comerica informed the Services Borrowers that Comerica has no obligation to make further advances under the credit facility and that future advances shall be subject to the sole discretion of Comerica.  Comerica has not sought to accelerate the repayment of the indebtedness.    While Comerica continues to make advances under the credit facility and the Company expects that advances will continue to be made, there can be no assurances that Comerica will exercise its discretion to make further advances.  Should Comerica not continue to provide advances under the credit facility, the Company would not have access to the funds needed to operate the Services business.  In such event, the Company would be forced to consider alternative sources of liquidity to operate the business, which may require them to seek relief from a bankruptcy court or other reorganization proceeding to cause Comerica to provide access funds under the credit agreement.

As of September 30, 2011, the Services Borrowers were not in compliance with all three of its loan covenants.

Management is presently in discussions with Comerica on the terms of a forbearance agreement related to the Comerica credit facility.  In the interim, Comerica continues to provide funding to ASI for the Services segment and to pay certain corporate expenses of the Company.  Comerica has released the $1,000,000 of restricted cash to fund the business operations.  The Company believes it will enter into a forbearance agreement with Comerica and continue to access the Comerica credit facility while pursuing the strategic alternatives for the business discussed previously in “Note 2 – Management’s Plan”.

On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“HD Smith”), its new primary supplier of pharmaceutical products.  Under terms of the agreement, the Company can borrow up to $5,000,000, including amounts payable under normal product purchasing terms.  Beginning April 1, 2011, borrowings under the agreement were limited based upon a borrowing base of the assets of the Pharmacy business.  The debt accrues interest at the greater of 7% and the prime rate plus 3%, and it matures on April 23, 2013.   Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012.  Beginning with May 2012, the Company will make monthly payments of $75,000 plus interest.   Borrowing may be prepaid at any time without penalty.  The debt is secured by all of the tangible and intangible assets of PrairieStone Pharmacy, LLC, a wholly-owned subsidiary of the Company that operates the Company’s Pharmacy segment.  The agreement includes certain financial covenants beginning in fiscal 2012.   In conjunction with the financing, the Company issued HD Smith warrants to purchase common stock, and the warrant terms are more fully described in Note 8.

On September 29, 2011, the Company and PrairieStone received a letter from HD Smith indicating that PrairieStone was in default of its obligations under the line of credit agreement.  HD Smith declared all principal and accrued interest to be immediately due and payable.  In lieu of exercising certain rights and remedies under the loan agreements, HD Smith, the Company and PrairieStone entered into a forbearance agreement dated October 6, 2011.  During the Forbearance Period (as defined below), HD Smith has agreed to forbear from exercising its rights under the HD Smith Loan Agreements for a limited period of time to permit the Company and PrairieStone to seek a purchaser for all of PrairieStone’s DailyMed business.  During the Forbearance Period, PrairieStone has agreed to operate the business in the ordinary course consistent with cash flow and collateral projections provided to HD Smith.  The Forbearance Period continues until the earlier of (a) November 18, 2011 or (b) two (2) business days following the receipt of notification from the prospective purchaser that they no longer intend to pursue a potential sale transaction.

The proceeds of any sale transaction, if consummated, will be used to pay the outstanding borrowings under the HD Smith debt agreement.  HD Smith has agreed to accept an amount not less than $2.0 million in full satisfaction of the outstanding debt amount.  In consideration of HD Smith entering into the forbearance agreement, (a) the Company has agreed to pay HD Smith a weekly cash payment equal to the decline, if any, in value of PrairieStone’s cash, inventory and accounts receivable collateral during the forbearance period (the “Collateral Maintenance Payment”); (b) the Company has put $100,000 cash in a reserve account (the “Collateral Deposit Account “) to be drawn on by HD Smith in the event the Company fails to make any required Collateral Maintenance Payment; and (c) PrairieStone paid all outstanding accrued interest and the required interest payment due on November 1, 2011.  In the event the Collateral Deposit Account balance falls below $100,000, Arcadia has agreed to cause the potential purchaser of the business to deposit a sufficient amount of funds to bring the balance of the account back to $100,000 within three calendar days.  The forbearance agreement automatically terminates if Arcadia fails to fulfill this requirement.

The forbearance agreement requires that during the seven days following the effective date agreement, PrairieStone and HD Smith will mutually agree on a plan to wind down the business in the event a sale transaction is not completed.  If the wind down plan is mutually agreed, upon termination of the forbearance period other than through a completed sale transaction, PrairieStone will (a) implement the plan, (b) immediately surrender to HD Smith any collateral not reasonably required to implement the plan, and (c) pay to HD Smith weekly all cash receipts in excess of the amounts needed to pay budgeted cash expenses.  If a wind down plan is not mutually agreed and a sale transaction is not completed, at the end of the forbearance period, PrairieStone has agreed to immediately surrender all collateral to HD Smith.  Whether or not a sale transaction is completed, HD Smith shall have the right to any funds in the Collateral Deposit Account at the end of the forbearance period and will apply such funds to outstanding obligations of PrairieStone.  The Company has proposed to HD Smith the terms of a wind down plan.

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

As of September 30, 2011, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant from time to time in lawsuits incidental to our business in the ordinary course of business. Aside from the Douglas vs. Arcadia Health Services, Inc. matter described in “Note 9 – Contingencies”  to the Consolidated Statements of Financial Condition,  we are not currently subject to, and none of our subsidiaries are subject to, any material legal proceedings.

Item 1A. Risk Factors.

Immediate Risk Factors Associated With Recent Events

The Company’s financial position, high levels of debt and anticipated proceeds from the disposition of its operating segments create substantial doubt regarding the value of the Company’s common shareholder equity.

The Company continues to generate negative cash flows on a consolidated basis.  As of September 30, 2011, the Company has $42.3 million of outstanding debt, of which $37.8 million is due in or before April 2012.   As of September 30, 2011, 193 million of the 300 million authorized shares of common stock were outstanding.  The Company’s stock price as of September 30, 2011 was $0.025.  The Company has received notices of default from its two secured lenders, Comerica Bank and HD Smith.  As described in “Note 2 – Management’s Plan”, the Company intends to sell or wind down its Pharmacy segment operations and is analyzing the various alternatives for its Services segment, which includes the divestiture of the business.  If these sale transactions are consummated, it is highly unlikely that proceeds from these transactions will be adequate to pay down all of the secured debt and a significant portion of the unsecured debt.  Additionally, it is possible that issues of liquidity or other factors could cause the Company to file a petition for relief under the United States Bankruptcy Code or initiate other reorganization proceedings.

For these reasons, the Company’s shareholders are cautioned that trading in shares of the Company’s common stock is highly speculative and poses substantial risk and that there may be no equity value related to the common shares.

The Company is in default under its two credit facilities funding the Services and Pharmacy segments and has limited short-term liquidity to fund its current operations.  The failure to obtain access to additional cash in the near-term would significantly impair the Company’s ability to continue as a going concern.

The Company had negative cash flow from operations of $3,057,000 for the six-month period ended September 30, 2011.  The Company continues to operate at a negative operating cash flow.  The Company is focused on improving operating results, reducing cash expenses and limiting cash outflows while at the same time looking for additional opportunities to generate short-term cash liquidity.  Because the Company believes it has very limited access to traditional equity or debt markets, the Company’s alternatives for providing additional short-term liquidity are limited.

As of September 30, 2011, the Company had $1,309,000 in cash and line of credit availability under its revolving credit facility with Comerica Bank.  In light of the Services Borrowers’ non-compliance with certain covenants under the line of credit facility, the availability of the Comerica Bank line of credit to fund operations is subject to the discretion of Comerica Bank.   Further, the line of credit that provides funding to the Pharmacy segment has been declared due and payable by the lender, HD Smith.  As a result, the Company has very limited options for funding its short-term cash needs.

The Company’s Board of Directors and management actively continue to evaluate alternative plans and strategies for addressing the Company’s short-term and long-term liquidity requirements.  There can be no assurances, however, that the Company will be successful in these efforts.  If the Company is unable to obtain additional cash to fund its current operations, there would be no assurance that the Company could continue as a going concern and the Company could be forced to file a petition for relief under the United States Bankruptcy Code or initiate other reorganization proceedings.

Our voluntary delisting from NYSE Amex and trading of our common stock in Over-the-Counter Markets could adversely affect the market price and liquidity of our common stock and the Company’s ability to raise additional capital.

In September 2011, the Company completed its voluntary delisting of its common stock from NYSE Amex and transition to the OTCQB Marketplace.   There can be no assurance that an active trading market will continue to exist and our securities may experience price and volume fluctuations that may be more significant than when our securities were listed on NYSE Amex.  As a result, a shareholder’s ability to sell shares of common stock, and the Company’s ability to raise additional capital through the issuance of common stock, may be adversely affected by the voluntarily delisting.  In light of the substantial uncertainty regarding the value of the Company’s common equity, investors are cautioned that trading in the Company’s securities involves substantial risk and is highly speculative.

Given the amount of debt due in April 2012 and our recurring losses from operations, we received a going concern opinion from our independent auditors, which could negatively affect our business and results of operation.

After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2011, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to the amount of debt maturing in the near term and our recurring losses from operations, both of which could limit our ability to raise additional cash. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company will need additional cash to fund operating activities during fiscal 2012.  If the Company is unable to generate additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may be forced to file a petition for relief under the United States Bankruptcy Code or initiate other reorganization proceedings.

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

We have $42.3 million of outstanding debt as of September 30, 2011, of which $37.8 million matures in or prior to April 2012.

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

As described in “Note 3 – Discontinued Operations” to the Consolidated Financial Statements, HD Smith has  accelerated the maturity of the debt and may exercise its right to foreclose on the issued and outstanding capital stock and/or on all of the assets of PrairieStone upon expiration of the forbearance agreement.

Arcadia Services, Inc. (“ASI”) and its subsidiaries are presently in default under the line of credit facility with Comerica Bank.  Comerica Bank could at any time exercise its rights under the credit agreement to foreclose on the issued and outstanding shares of ASI and or the assets of ASI and/or its subsidiaries.

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

Risk Factors Associated With Business Segment Operations (including Discontinued Pharmacy Segment)

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

Operating in the homecare industry exposes us to an inherent risk of wrongful death, personal injury, professional malpractice and other potential claims or litigation brought by our consumers and employees.  These claims may include, for example, allegations that we did not properly treat or care for a consumer or that we failed to follow internal or external procedures that resulted in death or harm to a consumer.  As described in “Note 9 – Contingencies”, in June 2011, the Company was served with a complaint filed in California alleging certain employment-related claims.  On November 8, 2011, the Company entered into a Settlement Agreement and General Release to resolve these issues, and the plaintiff has filed a motion seeking approval of the settlement and a hearing on the request for preliminary approval is schedule for December 2011.  The Company recorded a $623,000 charge in the fiscal quarter ended September 30, 2011 relating to this matter.

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

Other Risk Factors Associated with the Company’s Capital Structure and Financing

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

Warrants to purchase approximately 9.7 million shares of our common stock were issued and outstanding as of September 30, 2011.  Options to purchase approximately 8.2 million shares of our common stock were issued and outstanding as of September 30, 2011.   The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 4.2 million shares as of September 30, 2011 for future grants.

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

During fiscal 2011, 2010 and 2009, we wrote off an aggregate of $2.5 million, $14.6 million and $23.5 million, respectively, of goodwill and other intangible assets.  As of September 30, 2011, we have $6.8 million of Service segment intangible assets and $1.1 million of Services goodwill remaining on our balance sheet.  These intangibles are subject to an impairment test and are also tested whenever events and circumstances indicate possible impairment.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

November 14, 2011	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer
(Principal Executive Officer) and Director

November 14, 2011	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-32935.

Exhibit
No.	Exhibit Description
31.1	Certification of the Chief Executive Officer required by rule 13a — 14(a) or rule 15d — 14(a).
31.2	Certification of the Principal Accounting and Financial Officer required by rule 13a — 14(a) or rule 15d — 14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
32.2	Principal Accounting and Financial Officer Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes — Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Docum
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document