Form 10-Q
period 2011-12-31
ARCADIA RESOURCES, INC
filed 2012-02-21
CIK 1071941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

As of February 20, 2012, 193,450,000 shares of common stock, $0.001 par value, of the Registrant were outstanding.

Page No.
Part I: Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	2
Condensed Consolidated Statements of Operations for the Three and Nine Months ended December 31, 2011 and 2010 (unaudited)	3
Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months ended December 31, 2011 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2011 and 2010 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39

Part II: Other Information

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 5. Other Information	46
Item 6. Exhibits	46
Signatures	47

Exhibits
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. – FINANCIAL INFORMATION
Item 1.  Financial Statements
ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	March 31,
	2011	2011
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$-	$2,136
Accounts receivable, net of allowance of $1,815 and $1,499, respectively	11,495	10,620
Prepaid expenses and other current assets	1,787	965
Current assets of discontinued operations	1,613	2,714
Total current assets	14,895	16,435
Property and equipment, net	194	313
Acquired intangible assets, net	-	7,098
Other assets	49	345
Restricted cash	-	1,000
Assets of discontinued operations	791	940
Total assets	$15,929	$26,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Outstanding checks in excess of deposits	$296	$-
Accounts payable	1,247	715
Line of credit	9,456	-
Accrued expenses:
Compensation and related taxes	1,999	2,562
Interest	56	35
Health claims	325	756
Other	1,380	789
Fair value of warrant liability	14	285
Payable to affiliated agencies	409	616
Long-term obligations, current portion	30,548	-
Capital lease obligations, current portion	-	4
Current liabilities of discontinued operations	5,773	1,114
Total current liabilities	51,503	6,876
Line of credit	-	7,129
Long-term obligations, less current portion	-	27,807
Liabilities of discontinued operations	-	4,375
Total liabilities	51,503	46,187

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 193,450,044 shares and 193,162,544 shares issued, respectively	193	193
Additional paid-in capital	151,680	151,436
Accumulated deficit	(187,447)	(171,685)
Total stockholders’ deficit	(35,574)	(20,056)
Total liabilities and stockholders’ deficit	$15,929	$26,131

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Month Period Ended December 31,		Nine Month Period Ended December 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Revenue	$20,644	$21,139	$61,504	$62,434
Cost of revenues	14,541	14,733	43,291	43,646
Gross profit	6,103	6,406	18,213	18,788

Selling, general and administrative	6,295	6,727	20,819	21,350
Depreciation and amortization	157	254	542	752
Goodwill and intangible asset impairment	7,786	-	7,786	-
Total operating expenses	14,238	6,981	29,147	22,102

Operating loss	(8,135)	(575)	(10,934)	(3,314)

Other expenses:
Interest expense, net	950	872	2,762	2,497
Change in fair value of warrant liability	(14)	(541)	(271)	(678)
Total other expenses	936	331	2,491	1,819

Loss from continuing operations before income taxes	(9,071)	(906)	(13,425)	(5,133)

Income tax expense	19	30	60	102
Loss from continuing operations	(9,090)	(936)	(13,485)	(5,235)

Discontinued operations:
Loss from discontinued operations	(800)	(1,610)	(3,118)	(5,294)
Net gain on disposal	114	228	841	1,274
Total discontinued operations	(686)	(1,382)	(2,277)	(4,020)

NET LOSS	$(9,776)	$(2,318)	$(15,762)	$(9,255)

Weighted average number of common shares outstanding	193,341	187,309	193,303	180,627

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$-	$(0.07)	$(0.03)
Loss from discontinuing operations	-	(0.01)	(0.01)	(0.02)
Net loss per share	$(0.05)	$(0.01)	$(0.08)	$(0.05)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2011	193,162,544	$193	$151,436	$(171,685)	$(20,056)
Stock-based compensation expense	287,500	-	244	-	244
Net loss for the period	-	-	-	(15,762)	(15,762)
Balance, December 31, 2011	193,450,044	$193	$151,680	$(187,447)	$(35,574)

See accompanying notes to these condensed consolidated financial statements.

ARCADIA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Month Period Ended
	December 31,
	(Unaudited)
	2011	2010
Operating activities
Net loss for the period	$(15,762)	$(9,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	639	534
Depreciation of property and equipment	366	540
Amortization of intangible assets	388	429
Goodwill and intangible asset impairment	7,786	-
Gain on business disposals	(841)	(1,274)
Non-cash interest expense	2,148	2,141
Amortization of deferred financing costs and debt discounts	302	291
Stock-based compensation expense	244	1,056
Change in fair value of warrant liability	(271)	(678)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(954)	(711)
Inventories	370	(315)
Other assets	(652)	(116)
Accounts payable	1,043	(1,677)
Accrued expenses	(442)	(896)
Due to affiliated agencies	(178)	(569)
Net cash used in operating activities	(5,814)	(10,500)

Investing activities
Business acquisitions, net of cash acquired	(371)	(140)
Proceeds from business disposal	841	1,342
(Increase) decrease in restricted cash	1,000	(500)
Purchases of property and equipment	(98)	(473)
Net cash provided by investing activities	1,372	229

Financing activities
Net borrowings on lines of credit	2,326	4,947
Proceeds from equity financing, net of fees paid in cash of $536	-	4,476
Payments on notes payable and capital lease obligations	(20)	(802)
Proceeds from exercise of stock options	-	2
Net cash provided by financing activities	2,306	8,623

Net change in cash and cash equivalents	(2,136)	(1,648)
Cash and cash equivalents, beginning of period	2,136	5,444
Cash and cash equivalents, end of period	$-	$3,796

Supplementary information:

Cash paid during the period for:
Interest	$440	$395
Income taxes	60	102

Non-cash investing / financing activities:
Accrued interest converted to notes payable	2,148	2,141

See accompanying notes to these consolidated financial statements.

ARCADIA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Description of Company and Significant Accounting Policies

Description of Company

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing  and pharmacy services operating under the service mark Arcadia HealthCare.  As of December 31, 2011, the Company operated in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy.  The Company’s corporate headquarters are located in Indianapolis, Indiana, and the Services segment customer services center is located in Southfield, Michigan.  On December 6, 2011, the Company entered into an agreement to sell substantially all of the assets of its Pharmacy segment, and this transaction was completed on February 17, 2012.

See “Note 2 – Management’s Plan” for a discussion about the Company’s anticipated future plans and alternatives for the remaining business.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2011, the consolidated statements of operations for the three and nine month periods ended December 31, 2011 and 2010, the consolidated statements of cash flows for the nine month periods ended December 31, 2011 and 2010, and the consolidated statement of stockholders’ deficit for the nine month period ended December 31, 2011, are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated balance sheet as of March 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 2011 included in the Company’s Form 10-K filed with the SEC on June 28, 2011.

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

Note 2 – Management’s Plan

On February 17, 2012, the Company sold substantially all of the assets of its Pharmacy segment to Medication Adherence Solutions, LLC (“MAS”), a subsidiary of The Walgreen Co.  The cash proceeds of $2.0 million were paid by MAS directly to H.D. Smith Wholesale Drug Co. (“H.D. Smith”) pursuant to the terms of the Secured Creditor Assignment and Release Agreement dated as of December 6, 2011 (the “Secured Creditor Agreement”).  In addition, MAS assumed or paid at closing trade payables of the Pharmacy segment of approximately $1.5 million.  The Company received no cash proceeds from this transaction.  For a further description of the terms of the sale of the Pharmacy segment assets, see “Note 3 – Discontinued Operations”.

As a result of this transaction, the Company no longer operates the Pharmacy segment as of February 17, 2012.  The Pharmacy segment was previously reported as a discontinued operation.

The Company’s sole remaining line of business is its Services segment, which consists of its Home Care and Medical Staffing business.  The Company’s Board of Directors continues to consider options with respect to the Services segment.  The costs associated with being a public company are significant, and the Company is likely to have negative cash flow in the near term with no immediate access to additional equity or debt funding.

In addition, the Company has approximately $40.0 million in debt that matures April 1, 2012, which as of December 31, 2011 included approximately $9.5 million due to Comerica Bank under the line of credit agreement (the “Comerica Credit Line”) that funds the operations of the Services segment (the “Comerica Debt”) and approximately $30.5 million in unsecured promissory notes of Arcadia Resources, Inc. (“the ARI Debt”).   The Company does not anticipate that it will be able to repay or refinance the ARI Debt at maturity and, therefore, the holders of the ARI Debt may declare the debt to be in default.  For a further description of the outstanding debt of the Company, see “Note 7 – Long Term Obligations”.

As a result of the above, the Company is continuing to pursue the sale of the Services business and is in on-going discussions with a number of parties regarding the potential sale.

While the Services segment is not in compliance with certain covenants under the Comerica Credit Line, the Comerica Debt has not been accelerated and Comerica continues to provide funding for the Services segment operations.  The Company anticipates that Comerica will continue to provide funding to the Services segment until the business is sold.  However, at any time Comerica has the right to accelerate the maturity of the Comerica Debt and declare the outstanding principal amount to be immediately due and payable.  In addition, the indebtedness under the Comerica Credit Line matures and becomes due and payable on April 1, 2012.  For a further description of the status of the Comerica Credit Line, see “Note 6 – Line of Credit”.

If the Services segment is sold, the Company anticipates that the Comerica Debt will be assumed by the purchaser of the Services segment or repaid by the purchaser at closing.  While the Company may realize sale proceeds in excess of the Comerica Debt from the sale of the Services segment, such proceeds are not expected to be sufficient to repay or refinance the ARI Debt.  In such event, the Company would no longer have any operating businesses, would not be a going concern, and its liabilities would substantially exceed its tangible assets.

If the Services segment is not sold, the Company will need to renegotiate and extend the maturity of the Comerica Debt and the ARI Debt.  There can be no assurances that the Company would be able to renegotiate and extend the maturity of this debt.  Moreover, the Company would need to significantly improve its cash flow through increased revenue, additional cost reductions and operational improvements.

For these reasons, investors are strongly discouraged from trading in the Company’s common stock because it is highly unlikely that there is any equity value related to the common shares.

Note 3 – Discontinued Operations

Pharmacy Segment

Pursuant to an Asset Purchase Agreement by and among PrairieStone Pharmacy, LLC (“PrairieStone”), the Company and Medication Adherence Solutions, LLC (“MAS”) dated as of December 6, 2011 (the “APA”), on February 17, 2012 the Company and PrairieStone sold substantially all of the operating assets of the Company’s Pharmacy segment, which includes the DailyMedTM Pharmacy business, to MAS.  The assets purchased by MAS included accounts receivable and/or the proceeds from the collection of such accounts, equipment, inventory, assumed contracts and leases, intellectual property and intangible personal property used in or for the benefit of the Pharmacy segment business.  MAS paid $2.0 million cash at closing, which payment went directly to H.D. Smith, the secured lender to the Pharmacy segment as more fully described in the “Line of Credit – Discontinued Operations” section below.  In addition, MAS assumed or paid at closing trade payables to vendors of the Pharmacy segment in the amount of $1.5 million.   Subsequent to the Closing, the parties to the APA have agreed to make an adjustment to the purchase price based upon the Working Capital Balance (as defined in the APA) at closing.  The working capital adjustment will be made if the Working Capital Balance exceeds or is less than $400,000, subject to the provision that no working capital adjustment shall be made unless the amount of the adjustment exceeds $50,000.

The closing of the sale pursuant to the APA on February 17, 2012 also became the Effective Date under the Secured Creditor Assignment and Release Agreement between PrairieStone, the Company, H.D. Smith and MAS dated as of December 6, 2011 (the “Secured Creditor Agreement”).  Pursuant to the Secured Creditor Agreement, as of the Effective Date, H.D. Smith received the $2.0 million cash payment at closing from MAS and H.D. Smith agreed that there shall be no further amounts owed to them by PrairieStone or the Company under the Line of Credit and Security Agreement dated as of April 23, 2010 and the loan documents and agreements related thereto (the “HD Smith Loan Agreements”).  In addition, H.D. Smith (i) assigned to MAS all claims and liabilities (the “Assigned Claims”) that H.D. Smith held or may assert against PrairieStone under the H.D. Smith Loan Agreements, (ii) released, discharged and terminated any and all security interests in the assets of PrairieStone and the PrairieStone member interests pledged by the Company, (iii) terminated the H.D. Smith Loan Agreements (including the Company’s guaranty of PrairieStone’s indebtedness to HD Smith), the Forbearance Agreement and the Prime Vendor Agreement dated as of April 23, 2010 (“PVA”), (iv) terminated its outstanding common stock purchase warrants, (v) released the Company and PrairieStone from any claims related to the H.D. Smith Loan Agreements, the Forbearance Agreement and the PVA, and (vi)  permitted MAS for a period not to exceed six (6) months to purchase pharmaceutical products and supplies on the same conditions and terms as set forth in the PVA.  In addition, the Secured Creditor Agreement provides that MAS will not bring any claim or cause of action against the Company or PrairieStone with respect to the Assigned Claims, except that MAS may (x) file a claim in any bankruptcy or insolvency proceeding filed by, against or concerning PrairieStone or (y) assert the Assigned Claims defensively, including as an offset, in certain third-party actions.  H.D. Smith also released back to the Company $100,000 held as a collateral security deposit pursuant to the Forbearance Agreement.

The Management Services Agreement by and between the Company and MAS dated as of December 6, 2011 (the “Management Agreement”), also became effective upon the closing of the sale under the APA.  Under the Management Agreement, the Company is providing management services to MAS.   The Company will receive a monthly management fee of $25,000 for the management services provided.  The Company has designated Marvin Richardson, the Company’s CEO and President, as the Manager under the Management Agreement, and, as such, he will assist MAS with the day-to-day supervision and management of the business for and on behalf of MAS.  The Management Agreement will be in effect from February 17, 2012 until the earlier of (i) May 17, 2012 and (ii) the date the Company and Marvin Richardson agree that Marvin Richardson no longer is to be employed by the Company as CEO and President and MAS and Mr. Richardson agree that he is to be employed by MAS or its affiliates.  MAS has offered to employ Mr. Richardson as Director of Pharmacy Operations – DailyMedTM subsequent to the Closing and following the termination or expiration of the Management Agreement.  Mr. Richardson has accepted the offer of employment.

As provided in the APA, MAS entered into an agreement to lease certain space in the Company’s Indianapolis, Indiana facility previously occupied by the Pharmacy segment from the building owner.  The Company agreed to terminate the lease of the remaining space occupied by the Company’s corporate office, and the building owner released the Company from any future obligations under the lease.  As partial consideration for the building owner’s release of the Company, the Company agreed to release to the building owner $250,000 held in escrow as a security deposit. The Company continues to maintain its Corporate offices at this location.

In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company was to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $759,000 in total earn out payments.  During the nine month period ended December 31, 2011, the Company received the remaining $841,000 in earn out payments.  Due to the uncertainty about the ultimate collectability, the potential earn out payments were not originally recorded as receivables at the time of the transaction.  All earn out payments were recorded as additional gain on the transaction.

HHE Segment

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000.  In May 2010, the Company received the final payment of $155,000.  This payment was recognized as an additional gain on the sale during the nine month period ended December 31, 2010.

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business.  Total proceeds were $4,000,000, less fees of $150,000.  $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations.  Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the Company received a final settlement payment of $500,000 to resolve these claims.  This payment was recognized as an additional gain on the sale during the nine month period ended December 31, 2010.

As of May 2009, the Company had sold all of its HHE operations.

Catalog Segment

On October 1, 2010, the Company completed the sale of its ownership interest in Rite at Home Health Care Products, LLC to Home Health Depot, Inc.  The Company recorded a loss of $123,000 during fiscal 2011 in conjunction with this disposal.  This entity represented the Company’s Catalog segment.

Prior to their actual disposal, the assets and liabilities associated with these discontinued business operations have been classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.  The results of the above businesses are reported in discontinued operations in the accompanying consolidated statements of operations, and the prior period consolidated statements of operations have been recast to conform to this presentation.  The discontinued operations do not reflect the costs of certain services provided to these operations by the Company.  Such costs, which were not allocated by the Company to the various operations, included internal employee costs associated with administrative functions, including accounting, information technology, human resources, compliance and contracting as well as external costs for legal fees, insurance, audit fees, payroll processing, and various public-company expenses.  The Company uses a centralized approach to cash management and financing of its operations, and, accordingly, unsecured debt and the related interest expense were also not allocated specifically to these operations.  The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the assets and liabilities of the discontinued operations are presented below (in thousands):

	December 31, 2011	March 31, 2011
	Pharmacy	Pharmacy
Assets
Accounts receivable, net of allowance of $468 and $399, respectively	$869	$1,430
Inventories, net	425	795
Prepaid expenses and other current assets	319	489
Total current assets of discontinued operations	1,613	2,714
Property and equipment, net	791	940
Total non-current assets of discontinued operations	791	940
Total assets of discontinued operations	$2,404	$3,654

Liabilities
Accounts payable	$918	$514
Line of credit (in default)	4,521	-
Accrued compensation and related taxes	131	230
Accrued health claims	76	100
Accrued other	121	60
Capital lease obligations, current portion	6	21
Long-term obligations, current portion	-	189
Total current liabilities of discontinued operations	5,773	1,114
Line of credit	-	4,375
Total liabilities of discontinued operations	$5,773	$5,489

The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Three Month Period Ended December 31, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$4,316	$4,316
Cost of revenue	-	3,764	3,764
Gross profit	-	552	552

Selling, general and administrative	-	1,203	1,203
Depreciation and amortization	-	71	71
Total operating expenses	-	1,274	1,274

Interest expense	-	78	78

Loss from operations	-	(800)	(800)
Net gain on disposal	114	-	114

Earnings (loss) from discontinued operations	$114	$(800)	$(686)

	Three Month Period Ended December 31, 2010
	Services	Pharmacy	Catalog	Total

Revenues, net	$-	$5,033	$-	$5,033
Cost of revenue	-	4,219	-	4,219
Gross profit	-	814	-	814

Selling, general and administrative	7	2,177	29	2,213
Depreciation and amortization	-	80	-	80
Total operating expenses	7	2,257	29	2,293

Interest expense	-	131	-	131

Loss from operations	(7)	(1,574)	(29)	(1,610)
Net gain (loss) on disposal	292	-	(64)	228

Earnings (loss) from discontinued operations	$285	$(1,574)	$(93)	$(1,382)

	Nine Month Period Ended December 31, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$13,249	$13,249
Cost of revenue	-	11,475	11,475
Gross profit	-	1,774	1,774

Selling, general and administrative	-	4,337	4,337
Depreciation and amortization	-	212	212
Total operating expenses	-	4,549	4,549

Interest expense	-	343	343

Loss from operations	-	(3,118)	(3,118)
Net gain on disposal	841	-	841

Earnings (loss) from discontinued operations	$841	$(3,118)	$(2,277)

	Nine Month Period Ended December 31, 2010
	Services	Pharmacy	HHE	Catalog	Total

Revenues, net	$-	$14,998	$-	$660	$15,658
Cost of revenue	-	12,759	-	397	13,156
Gross profit	-	2,239	-	263	2,502

Selling, general and administrative	7	6,868	-	374	7,249
Depreciation and amortization	-	217	-	-	217
Total operating expenses	7	7,085	-	374	7,466

Interest expense	-	330	-	-	330

Loss from operations	(7)	(5,176)	-	(111)	(5,294)
Net gain (loss) on disposal	683	-	655	(64)	1,274

Earnings (loss) from discontinued operations	$676	$(5,176)	$655	$(175)	$(4,020)

Impairment Expense – Discontinued Operations

In accordance with our policy, the Company performs its annual impairment review during the fiscal fourth quarter.  As part of the fourth quarter fiscal 2011 Pharmacy goodwill impairment analysis, the Company recognized that the growth from the DailyMed program continued to be slower than anticipated and that there was uncertainty surrounding the timing and amount of future revenue and cash flow streams.  The Company determined that it was appropriate to write off the remaining goodwill balance and recorded a $2,500,000 impairment charge.  The Company had previously recognized a $13,217,000 goodwill impairment relating to the Pharmacy segment in conjunction with the fiscal 2009 goodwill impairment analysis.

Line of Credit – Discontinued Operations

The following table summarizes the line of credit for the Pharmacy segment (in thousands):

		At December 31, 2011
Lending Institution	Maturity date	Maximum Available Borrowing	Balance	March 31,2011	Interest rate
H.D. Smith	April 23, 2013	4,777	4,777	4,777	7%
Unamortized debt discount			(256)	(402)
			4,521	4,375
Less current portion in default			(4,521)	-
			$-	$4,375

On April 23, 2010, the Company’s wholly-owned subsidiary, PrairieStone Pharmacy, LLC (“PrairieStone”) executed a Line of Credit and Security Agreement (the “HD Smith Credit Agreement”) with HD Smith Wholesale Drug Co. (“HD Smith”), its primary supplier of pharmaceutical products.  Under terms of the HD Smith Credit Agreement, PrairieStone was permitted to borrow up to $5,000,000, including amounts payable under normal product purchasing terms.  Beginning April 1, 2011, additional borrowings under the agreement were limited based upon a borrowing base of the assets.  The debt accrues interest at the greater of 7% and the prime rate plus 3%.   Interest during the first 12 months of the agreement was added to the debt balance.  Interest only payments are required from May 2011 through April 2012.    The debt is secured by all of the tangible and intangible assets of PrairieStone and is guaranteed by the Company.  The agreement includes certain financial covenants for the Pharmacy segment beginning with the fiscal fourth quarter 2012.  Specifically, the financial covenants are as follows: positive quarterly earnings before income tax, depreciation and amortization and current assets divided by current liabilities of greater than .75.  As of December 31, 2011, there was no additional availability under the line.

In conjunction with the HD Smith Credit Agreement, the Company issued HD Smith certain warrants to purchase common stock (see “Note 8 - Stockholders’ Deficit” for more details) and incurred certain professional fees.  These costs, which originally totaled $561,000, were recorded as a debt discount and are being amortized over the term of the debt agreement.

On September 29, 2011, the Company and PrairieStone received a letter from HD Smith indicating that PrairieStone was in default of its obligations under the HD Smith Credit Agreement.  HD Smith declared all principal and accrued interest to be immediately due and payable.  In lieu of exercising certain rights and remedies under the loan agreements, HD Smith, the Company and PrairieStone entered into a forbearance agreement dated October 6, 2011 (the "Forbearance Agreement").  During the Forbearance Period (as defined below), HD Smith agreed to forbear from exercising its rights under the HD Smith Credit Agreement for a limited period of time to permit the Company and PrairieStone to seek a purchaser for all of PrairieStone’s DailyMed business.  On December 6, 2011 and  simultaneous with the execution of the Asset Purchase Agreement (“APA”) more fully described in “Note 3 – Discontinued Operations”, the Company and PrairieStone entered into a Secured Creditor Assignment and Release Agreement (“Secured Creditor Agreement”) with HD Smith and Medication Adherence Solutions.  The Secured Creditor Agreement provided for HD Smith to receive the $2.0 million cash payment contemplated in the APA.  The Company received no cash proceeds from MAS as part of the transaction.  Additionally, H.D. Smith assigned to MAS its right to payment of all amounts due under the H.D. Smith Credit Agreement, less the $2.0 million cash payment (“Assigned Claims”).  MAS has agreed that it will not assert any claims or causes of action against PrairieStone or the Company to collect the Assigned Claims except under limited circumstances set forth in the Secured Creditor Agreement as set forth above in “Note 3 – Discontinued Operations.”

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

The following table presents a reconciliation of warrant liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Warrant Liability
Balance at April 1, 2010	$1,499
Warrants issued	273
Reclassification to permanent equity	(35)
Decrease in market value	(1,452)
Balance at March 31, 2011	285
Decrease in market value	(271)
Balance at December 31, 2011	$14

Note 5 – Goodwill and Acquired Intangible Assets

The following table presents the detail of the changes in goodwill for the period ended December 31, 2011 (in thousands):

Goodwill at April 1, 2011	$-
Acquisitions during the period	1,076
Impairment expense	(1,076)
Goodwill at December 31, 2011	$-

For tax purposes, goodwill of approximately $16.4 million is amortizable over 15 years while the remainder of the Company’s goodwill is not amortizable as the acquisitions related to the purchase of common stock rather than of assets or net assets.

On December 31, 2011, the Company recognized a full impairment charge on the remaining value of the goodwill asset, which is more fully described below.

Acquired intangible assets consist of the following (in thousands):

	December 31, 2011		March 31, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$6,664	$1,146	$6,664	$1,016
Customer relationships	4,720	3,528	4,720	3,270
	11,384	$4,674	11,384	$4,286
Less accumulated amortization	(4,674)		(4,286)
Net acquired intangible assets	6,710		7,098
Impairment expense	(6,710)		-
	$-		$7,098

Amortization expense for acquired intangible assets included in continuing operations was $129,000 and $143,000 for the three month periods ending December 31, 2011 and 2010, respectively, and $388,000 and $429,000 for the nine month periods ending December 31, 2011 and 2010, respectively.    On December 31, 2011, the Company recognized a full impairment charge on the remaining value of the acquired intangible assets, which is more fully described below.

Impairment Expense

In accordance with our policy, the Company performs its annual goodwill impairment review during the fiscal fourth quarter.  Management tests for goodwill impairment between annual impairment assessments if events occur or circumstances change that would more likely than not reduce the fair value of the business below its carrying amount.  Examples of such events or circumstances include, but are not limited to, the following: (i) a significant adverse change in business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; or (iv) a decline in the market capitalization below net book value.  Additionally, the Company reviews its amortizable long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Based on the decline in the Company’s market capitalization and the near term cash flow projections, management determined that it was appropriate to perform an impairment assessment of goodwill and the amortizable intangible assets as of December 31, 2011.  Management has been in discussions with various parties regarding the possible sale of the Services segment for the last several quarters.  Based on these discussions and on the near-term cash flow projections, management determined that a complete impairment of the goodwill and acquired intangible assets was appropriate.  As such, the Company recognized $1,076,000 and $6,710,000 of goodwill and intangible asset impairment, respectively.

During fiscal 2009 and 2010, the Services business as a whole had seen declining revenue, and the decline was primarily driven by a decline in the medical staffing and travel staffing businesses.  Many of the Service’s locations provided both home care and medical staffing services.  During fiscal 2010, home care accounted for 79% of total segment revenue and medical staffing and travel staffing, in the aggregate, accounted for the remaining 21% of revenue.  The medical staffing and travel staffing business experienced a 46% decline in revenue from fiscal 2008 to fiscal 2010.  During the same period, home care revenue increased by 9%, but fiscal 2010 revenue was approximately 1% lower than fiscal 2009.  Management’s ability to predict the timing and extent of the segments recovery was subject to some uncertainty.  Therefore, management focused on more recent trends in its annual impairment analysis, which resulted in lower future cash flow projections than in prior years’ analysis.  The impairment analysis resulted in a $14,599,000 goodwill impairment charge for fiscal 2010.

Note 6 – Line of Credit

		At December 31, 2011
Lending Institution	Maturity date	Maximum Available Borrowing	Balance	March 31,2011	Interest rate
Comerica Bank	April 1, 2012	$9,456	$9,456	$7,129	Prime plus 2.75%

Arcadia Services, Inc. (“ASI”), a wholly-owned subsidiary of the Company, and three of ASI’s wholly-owned subsidiaries (the “Services Borrowers”) have an outstanding line of credit agreement with Comerica Bank.  As of December 31, 2011, advances under the line of credit agreement cannot exceed the lesser of the revolving credit commitment amount of $11 million or the aggregate principal amount of indebtedness permitted under the advance formula amount at any one time.  The advance formula base is 85% of the eligible accounts receivable, plus the lesser of 85% of eligible unbilled accounts or $3,000,000. The line of credit agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox.  However, Services Borrowers have the ability to control the funds in the deposit account and to determine the amount used to pay down the line of credit balance. As such, the line of credit has not been automatically classified as a current obligation.  The Services Borrowers agreed to various financial covenant ratios (as described below), to have any person who acquires ASI’s capital stock to pledge such stock to Comerica Bank, and to customary negative covenants. The line of credit agreement had previously required Services Borrowers to maintain a deposit account with a minimum balance, and this amount was classified as restricted cash on the Company’s consolidated balance sheet.  If an event of default occurs, Comerica Bank may, at its option, accelerate the maturity of the debt and exercise its right to foreclose on the issued and outstanding capital stock of ASI and on all of the assets of Services Borrowers.  On December 31, 2011, the interest rate on this line of credit agreement was the bank’s prime rate plus 2.75% (6.0%), and the availability under the line was $0.

RKDA, Inc. (“RKDA”), a wholly-owned subsidiary of the Company and the owner of all the outstanding capital stock of ASI, granted Comerica Bank a first priority security interest in all of the issued and outstanding capital stock of ASI.  ASI granted Comerica Bank a first priority security interest in all of its assets.  The other Services Borrowers also granted the bank security interests in all of their assets. RDKA is restricted from paying dividends to the Company. RKDA executed a guaranty to Comerica Bank for all indebtedness of Services Borrowers.

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

On a monthly basis, the Company submits ASI financial information to Comerica.  On September 13, 2011, the Services Borrowers received a letter from Comerica stating that the Services Borrowers failed to comply with certain covenants under the credit agreement because as of July 31, 2011, the Services Borrowers failed to be in compliance with the Subordinated Debt Covenant. Because of the events described in the notice letter, Comerica informed the Services Borrowers that Comerica has no obligation to make further advances under the credit facility and that future advances shall be subject to the sole discretion of Comerica.  Comerica has not sought to accelerate the repayment of the indebtedness or to foreclose on any of the security interests as set forth above.    While Comerica continues to make advances under the credit facility and the Company expects that advances will continue to be made, there can be no assurances that Comerica will exercise its discretion to make further advances or that Comerica will not accelerate the repayment of the indebtedness.  Should Comerica not continue to provide advances under the credit facility, the Company and the Services Borrowers would not have access to the funds needed to operate the business.  In such event, the Company would be forced to consider alternative sources of liquidity to operate the business, which may require them to commence a proceeding under the federal bankruptcy laws to cause Comerica to provide access funds under the Credit Agreement.

As of December 31, 2011, the Services Borrowers were not in compliance with the TNW Covenant, the Net Income Covenant or the Subordinated Debt Covenant.  The non-compliance with the TNW Covenant and the Net Income Covenant was caused in part by the charge taken by the Company in connection with the proposed settlement of a pending class action lawsuit as more fully described in “Note 9 – Contingencies” and the impairment charges discussed in “Note 5 – Goodwill and Acquired Intangible Assets” above.

The Services Borrowers are presently in discussion with Comerica on the terms of a forbearance agreement related to the Comerica credit facility.  In the interim, Comerica continues to provide funding to ASI and to pay certain corporate expenses of the Company.  In October 2011, Comerica released the $1,000,000 of restricted cash to the Services Borrowers to fund their business operations.  The Services Borrowers believe they will enter into a forbearance agreement with Comerica and continue to access the Comerica credit facility while pursuing the strategic alternatives for the business discussed in “Note 2 – Management’s Plan”.

Note 7 – Long-Term Obligations

Long-term obligations consist of the following (in thousands):
	December 31,	March 31,
	2011	2011
Note payable to JANA Master Fund, Ltd. ("JANA") in the original amount of $18.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	$20,905	$19,406

Note payable to Vicis Capital Master Fund ("Vicis") in the original amount of $7.8 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	7,735	7,181

Note payable to LSP Partners, LP ("LSP") in the amount of $1.0 million, dated March 25, 2009 bearing an effective interest rate of 10% with unpaid accrued interest and principal due in full on April 1, 2012. Cash interest that would otherwise be payable on such quarterly interest payment dates may be added to the principal balance of the note payable at the Company's option. The note payable is unsecured.	1,315	1,220

Note payable to BestCare Travel Staffing LLC dated April 4, 2011 bearing an effective interest rate of 10% due April 1, 2012. Interest only payments due monthly. The note payable is unsecured. The maturity of the note is subject to acceleration upon the divestiture of the Services segment or the consummation of a financing transaction in excess of $5 million.	593	-

Total long-term obligations	30,548	27,807
Less current portion of long-term obligations	(30,548)	-
Long-term obligations, less current portion	$-	$27,807

On March 25, 2009, the Company entered into a Master Exchange Agreement with JANA (related entity), Vicis (related entity) and LSP.  Pursuant to the agreement, Vicis purchased $2,000,000 of the principal balance of promissory note held by JANA.  Additionally, JANA and LSP advanced the Company $2,000,000 and $1,000,000 of cash, respectively.  JANA and Vicis then exchanged their previously outstanding promissory notes for new notes with terms as described above.  The new promissory notes due to JANA, Vicis, and LSP include covenants relating to, among other items, limitations of additional indebtedness, issuance of new equity securities and the application of proceeds from future asset sales.  Specifically, the notes provide that the first $2,000,000 in proceeds from asset sales would be retained by the Company.  Additional proceeds are then paid to JANA, Vicis and LSP as provided in the promissory notes.  After these promissory note prepayments are made, proceeds up to $20,000,000 are split 50% to the Company and 50% to be paid pro-rata to these three lenders.  Thereafter, proceeds are split 25% to the Company and 75% to the lenders.  As of December 31, 2011, the Company owes these lenders $833,000 before additional proceeds are split between the Company and the lenders.

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

Warrants

The following represents warrants outstanding:

Exercise Price	Granted	Expiration	December 31, 2011	March 31, 2011
$0.13	March 2011	March 2016	500,000	500,000
$0.40	April 2010	April 2015	500,000	500,000
$0.41	April 2009	April 2014	52,800	52,800
$0.50	various	May 2011	-	2,301,744
$0.50	May 2004	March 2014	1,070,796	1,070,796
$0.75	June 2008	June 2015	490,000	490,000
$0.95	November 2009	May 2015	7,135,713	7,135,713
			9,749,309	12,051,053

The outstanding warrants have no voting rights and provide the holder with the right to convert one warrant for one share of the Company’s common stock at the stated exercise price. The majority of the outstanding warrants have a cashless exercise feature.

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction did not meet all of the criteria for equity classification.  As a result, on November 17, 2009, the Company recorded the warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging”, as a warrant liability at their then fair value of $2,478,000.   The Company will mark the warrant liability to market at the end of each period until the Company complies with the requirements of equity classification of the warrant, at which time the warrant liability will be reclassified to equity.   As a result, the Company recorded other income from the change in the fair value of these warrants of $14,000 and $500,000 for the three month periods ended December 31, 2011 and 2010, respectively, and $271,000 and $500,000 for the nine month periods ended December 31, 2011 and 2010, respectively.

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

The specific assumptions used to determine the fair value of the warrants are as follows:

Weighted-average	December 31, 2011	March 31, 2011	November 17, 2009
Expected volatility	116%	99%	86%
Expected dividend yields	0%	0%	0%
Expected terms (in years)	3.4	4.1	5.5
Risk-free interest rate	0.48%	1.80%	2.19%

On April 23, 2010 and in conjunction with the HD Smith line of credit agreement (see “Note 3 – Discontinued Operations”), the Company granted HD Smith 500,000 warrants to purchase common stock at an exercise price of $0.40 per share.  The warrants were to expire in April 2015.  The Company also granted HD Smith an additional 500,000 warrants to purchase common stock.  Consistent with the terms of the agreement, these warrants vested on March 31, 2011 because the value of the borrowing base supporting the line of credit did not exceed certain thresholds.  The exercise price of $0.13 was computed consistent with the terms of the agreement as the lower of $0.40 and the preceding 10-day average of the closing prices per shares on March 31, 2011.  The warrants were to expire in March 2016.

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

The fair value of the 500,000 warrants issued to HD Smith that vested on March 31, 2011 was estimated using the Black-Scholes pricing model and was determined to be $273,000.  This amount was recorded as a debt discount and will be amortized over the term of the HD Smith line of credit.  The assumptions used in the fair value calculation were as follows: risk free interest rate of 3.0%, expected dividend yield of 0%, expected volatility of 87%, and expected life of 6 years.  Because the vesting of these warrants was contingent on a future event, the fair value of the warrants was originally classified as a liability until they vested on March 31, 2011, at which time they were reclassified to permanent equity as all the criteria for equity treatment were met at that point in time.  Prior to the reclassification to permanent equity, the fair value of the liability was adjusted on a quarterly basis.  For the three month and nine month periods ended December 31, 2010, the Company recorded $41,000 and $178,000, respectively, of other income, and these amounts represent the change in the fair value of the warrant liability during the year.

As discussed in “Note 3 – Discontinued Operations” and consistent with the Secured Creditor Assignment and Release Agreement dated December 6, 2011, all of the HD Smith warrants to purchase outstanding common stock were terminated on February 17, 2012 in conjunction with the closing of the sale of the Pharmacy assets.

No warrants were exercised during the three and nine month periods ended December 31, 2011 and 2010.

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

On November 8, 2011, AHSI entered into a Settlement Agreement and General Release (the “Agreement” or “Settlement”) with Ruth L. Douglas (“Douglas”) individually and on behalf of others similarly situated (the “Class”) providing for both the settlement of the Lawsuit as set forth below.    On January 17, 2012, the District Court entered an order (i) giving preliminary approval to the Settlement, (ii) conditionally certifying a class for settlement purposes consisting of any person employed by AHSI between June 15, 2007 and January 17, 2012, (iii) directing that notice of the Settlement and preliminary approval be provided to the putative class members and (iv) setting a hearing to consider final approval of the Settlement for April 17, 2012.   The Agreement provides for, among other things, the (1) dismissal by Douglas and qualified members of the Class for asserted claims in the Lawsuit; (2) agreement to amend the Complaint to add the additional claims for relief of alleged damages under California Labor Code section 226 and alleged civil penalties under California Labor Code section 2699; and (3) a complete release of AHSI, Arcadia Services, Inc., RKDA, Inc and the Company from any and all claims, debts, liabilities, demands, obligations, guarantees, costs, expenses, attorneys' fees, penalties, damages, restitution, injunctive relief, or a remedy of any other type which are based on, arise out of, or are related to the causes of action of the Lawsuit, including but not limited to, claims made pursuant to the California Labor Code for failure to pay overtime compensation, failure to provide adequate meal periods and/or rest periods, failure to provide accurate wage statements, and failure to pay final wages in a timely fashion; and claims under California Business and Professions Code.

The Company denies the allegations in the Lawsuit and further contends that the action may not properly be maintained as a class action.  AHSI has entered into the Settlement to avoid the time, expense and the disruption of litigation and the risk of an adverse determination.

Pursuant to the Agreement, AHSI has agreed to pay a total sum of $623,000 (“Settlement Payment”), which shall be funded as follows:  (1) $23,000 was paid following the execution of the Agreement; (2) $150,000 shall be paid within five business days of the Effective Date, as set forth below, into a to-be-established escrow interest-bearing account; (3) $225,000 shall be paid into the interest-bearing escrow account within 8 months of the Effective Date; and (4) $225,000 shall be paid into the interest-bearing escrow account within 14 months of the Effective Date.  Funding of the Settlement Payment is solely the obligation of AHSI.

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

The Company recorded the full amount of the Settlement Payment of $623,000 as a selling and administrative expense during the three month period ended September 30, 2011.  The Company made the initial payment of $23,000 during the three month period ended December 31, 2011.  As of December 31, 2011, the remaining liability of $600,000 is included in “Accrued Expenses – Other” on the consolidated balance sheet.

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

As of December 31, 2011, approximately 4.8 million shares were available for grant under the amended 2006 Plan.

Following are the specific valuation assumptions used for each respective period:

	Three Month Period Ended December 31,		Nine Month Period Ended December 31,
Weighted-average	2011	2010	2011	2010
Expected volatility	N/A	N/A	N/A	96%
Expected dividend yields	N/A	N/A	N/A	0%
Expected terms (in years)	N/A	N/A	N/A	4
Risk-free interest rate	N/A	N/A	N/A	2.15%

Stock option activity for the nine month period ended December 31, 2011 is summarized below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at April 1, 2011	8,926,837	$0.60
Forfeited or expired	(753,415)	0.64
Outstanding at December 31, 2011	8,173,422	$0.60	4.5	$-
Exercisable at December 31, 2011	8,048,172	$0.60	4.5	$-

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.18 -$0.42	3,996,734	4.8	$0.38	3,871,484	$0.38
$0.43 - $0.72	3,100,501	3.6	0.72	3,100,501	0.72
$0.73 - $1.07	756,647	3.9	0.79	756,647	0.79
$1.08 - $1.50	201,927	2.4	1.29	201,927	1.29
$1.51 - $2.25	43,000	1.3	2.22	43,000	2.22
$2.92	74,613	1.6	2.92	74,613	2.92
Outstanding at December 31, 2011	8,173,422		$0.60	8,048,172	$0.60

No stock options were granted during the nine month periods ended December 31, 2011 and 2010.  No stock options were exercised during the nine month period ended December 31, 2011.  3,750 stock options were exercised during the nine month period ended December 31, 2010.

The Company recognized $9,000 and $303,000 in stock-based compensation expense from all operations relating to stock options during the three month periods ended December 31, 2011 and 2010, respectively, and $168,000 and $785,000 for the nine month periods ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, total unrecognized stock-based compensation expense related to stock options was $9,000, which is expected to be expensed through November 2012.

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

The following table summarizes the activity for restricted stock awards during the nine month period ended December 31, 2011:

		Grant Date
		Fair Value
	Shares	per Share
Unvested at April 1, 2011	145,467	$0.66
Vested	(137,500)	0.66
Forfeited	(7,967)	-
Unvested at December 31, 2011	-	$0.00

During the three month periods ended December 31, 2011 and 2010, the Company recognized $17,000 and $271,000, respectively, of stock-based compensation expense from all operations related to restricted stock.  During the nine month periods ended December 31, 2011 and 2010, the Company recognized $75,000 and $271,000, respectively, of stock-based compensation expense from all operations related to restricted stock.

During the nine month periods ended December 31, 2011 and 2010, the total fair value of restricted stock vested was $91,000, and $239,000, respectively.

Note 11 – Income Taxes

The Company incurred state and local tax expense of $19,000 and $30,000 during the three month periods ended December 31, 2011 and 2010, respectively, and $60,000 and $102,000 during the nine month periods ended December 31, 2011 and 2010.

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

Note 12 – Related Party Transactions

On December 31, 2011, the Company had an outstanding balance of $20,905,000 related to a note payable with JANA dated March 25, 2009.   JANA held approximately 13% of the outstanding shares of Company common stock on December 31, 2011. The Company incurred interest expense relating to the debt due JANA in the amounts of $514,000 and $466,000 during the three month periods ended December 31, 2011 and 2010, respectively, and $1,499,000 and $1,300,000 for the nine month periods ended December 31, 2011 and 2010, respectively.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of these debt instruments.

On December 31, 2011, the Company had an outstanding balance of $7,735,000 related to a note payable with Vicis Capital Master Fund dated March 25, 2009.  Vicis held approximately 12% of the outstanding shares of Company common stock on December 31, 2011. The Company incurred interest expense relating to the debt in the amount of $190,000 and $172,000 during the three month periods ended December 31, 2011 and 2010, respectively, and $555,000 and $503,000 for the nine month periods ended December 31, 2011 and 2010, respectively.  See “Note 7 – Long-term Obligations” for additional information pertaining to the balances of this debt instrument.

Prior to April 4, 2011, the Company’s Chief Operating Officer had a beneficial ownership interest in an affiliated agency and thereby had an interest in the affiliate’s transactions with the Company, including the payments of commissions to the affiliate based on a specified percentage of gross margin.  The terms of these transactions were consistent with the affiliate agreement, which was entered into on August 13, 2006.  The affiliate is responsible to pay its selling, general and administrative expenses.  Commissions totaled $194,000 and $598,000 for the three and nine month periods ended December 31, 2010, respectively.  On April 4, 2011, the Company finalized the purchase of substantially all of the assets of the affiliate as required by the affiliate agreement for total consideration of $890,000 pursuant to the purchase price formula contained in the agreement.  Of the purchase price, $297,000 was paid in cash at the closing, and the Company entered into a promissory note for the remaining $593,000. The Company incurred interest expense relating to the debt in the amount of $15,000 and $45,000 during the three and nine month periods ended December 31, 2011, respectively.

See “Note 7 – Long-Term Obligations” for additional information pertaining to the balances of these debt instruments.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine month periods ended December 31, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 28, 2011, which is incorporated herein by this reference.

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

Overview

Arcadia Resources, Inc., a Nevada corporation, together with its wholly-owned subsidiaries (the “Company”), is a national provider of home care, medical staffing  and pharmacy services operating under the service mark Arcadia HealthCare.  As of December 31, 2011, the Company operated in two reportable business segments: Home Care/Medical Staffing Services (“Services”) and Pharmacy.  The Company’s corporate headquarters are located in Indianapolis, Indiana, and the Services segment customer services center is located in Southfield, Michigan.  On December 6, 2011, the Company entered into an agreement to sell substantially all of the assets of its Pharmacy segment, and this transaction was closed on February 17, 2012.

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

Three Month Period Ended December 31, 2011 Compared to the Three Month Period Ended December 31, 2010

Results of Continuing Operations (in thousands, except per share amounts)

	Three Month Period
	Ended December 31,
	2011	2010
Revenues, net	$20,644	$21,139
Cost of revenues	14,541	14,733
Gross profit	6,103	6,406

Selling, general and administrative	6,295	6,727
Depreciation and amortization	157	254
Goodwill and intangible asset impairment	7,786	-
Total operating expenses	14,238	6,981

Operating loss	(8,135)	(575)

Other expenses:
Interest expense, net	950	872
Change in fair value of warrant liability	(14)	(541)
Total other expenses	936	331

Net loss before income tax expense	(9,071)	(906)
Income tax expense	19	30
Net loss from continuing operations	$(9,090)	$(936)
Weighted average number of shares — basic and diluted	193,341	187,309
Net loss from continuing operations per share — basic and diluted	$(0.05)	$-

Revenues, Cost of Revenues and Gross Profits

The following table summarizes the revenues by type for the three month periods ended December 31, (in thousands):

	2011	% of Total Revenue	2010	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)

Home care	$17,546	85.0%	$16,971	80.4%	$575	3.4%
Per diem medical staffing	2,897	14.0%	2,831	13.4%	66	2.3%
Travel staffing	201	1.0%	1,337	6.2%	(1,136)	-85.0%
	$20,644	100.0%	$21,139	100.0%	$(495)	-2.3%

Revenue comes from two business lines, Home Care and Medical Staffing.  Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.

For the quarter ended December 31, 2011, Home Care revenue as a percentage of total revenue increased to 85.0% as compared with 80.4% for the prior year period.  Home Care revenues increased by $575,000, or 3.4%, to $17,546,000 from $16,971,000 compared to the prior year quarter.

Total Medical Staffing revenue declined 25.7% compared to the prior year quarter to $3,098,000 from $4,168,000.  Per diem medical staffing increased 2.3% over the prior year quarter, while travel nursing and allied health medical staffing decreased 85.0% over the prior year quarter.  While overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities, there has been some improvement in market conditions for temporary medical staffing.  In February 2011, the Company was notified that it was not awarded a new contract to provide travel nurses to the North Carolina Department of Corrections, which accounted for approximately $4,100,000 in revenue during fiscal 2011, because of lower price proposals received from other vendors.  The Company’s appeal of this decision was denied in June 2011.

The business operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States.  These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name.  The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section).  Revenue generated from the Affiliate locations was $12,986,000 for the three month period ended December 31, 2011 compared to $14,113,000 for the prior year quarter.  This $1,127,000, or 8.0%, decrease in revenue was primarily driven by the conversion of the travel staffing Affiliate to a Company Owned location in April 2011.  The Company-Owned locations revenue increased by $632,000, or 9.0%, to $7,658,000 during the fiscal third quarter 2012 compared to the prior year quarter.  The Affiliate locations accounted for 62.9% of total Services segment revenue during the fiscal third quarter 2012, and this percentage is down slightly from 66.8% for the prior year quarter.

Gross margin was 29.6% for the fiscal third quarter 2012 compared to 30.3% for the prior year quarter.  Gross margin was positively affected by the shift in mix towards higher margin Home Care business.  However, this improvement was offset by reimbursement rate reductions in certain state Medicaid programs, an increase in workers compensation costs effective with the new insurance policy period beginning in October 2011 and higher unemployment taxes.

Selling, General and Administrative

Total selling, general and administrative expense decreased by $432,000, or 6.4%, to $6,295,000 during the three month period ended December 31, 2011 compared to the prior year period.  This decrease was primarily due to decreases in equity compensation and commissions paid to Affiliates.  Equity compensation continues to decrease as stock option and restricted stock grants made in prior periods at higher values become fully vested.  The decrease in Affiliate commissions was consistent with the decrease in revenue generated by the Affiliate locations (see revenue discussion above).

Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the three month periods ended December 31 (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Depreciation and amortization of property and equipment	$28	$111	$(83)	-74.8%
Amortization of acquired intangible assets	129	143	(14)	-9.8%
Depreciation and amortization	$157	$254	$(97)	-38.2%

Depreciation and amortization of property and equipment decreased by $83,000, or 74.8%, during the three month period ended December 31, 2011 compared to the prior year period.   The decrease was due to certain computer equipment and software becoming fully-depreciated over the last several quarters.

Amortization of acquired intangible assets decreased by $14,000, or 9.8%, during fiscal third quarter 2012 compared to the prior year quarter.  The decrease reflects a decrease in the amortization expense associated with customer relationships.  The amortization expense is adjusted based on economic benefit generated by the specific intangible asset.

Goodwill and Intangible Asset Impairment

The following table summarizes the goodwill and intangible asset impairment expense for the three month periods ended December 31, (in thousands):

	2011	2010
Goodwill impairment	$1,076	$-
Trade name impairment	5,518	-
Customer relationships impairment	1,192	-
	$7,786	$-

In accordance with our policy, the Company performs its annual goodwill impairment review during the fiscal fourth quarter.  Management tests for goodwill impairment between annual impairment assessments if events occur or circumstances change that would more likely than not reduce the fair value of the business below its carrying amount.  Examples of such events or circumstances include, but are not limited to, the following: (i) a significant adverse change in business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; or (iv) a decline in the market capitalization below net book value.  Additionally, the Company reviews its amortizable long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Based on the decline in the Company’s market capitalization and the near term cash flow projections, management determined that it was appropriate to perform an impairment assessment of goodwill and the amortizable intangible assets as of December 31, 2011.  Management has been in discussions with various parties regarding the possible sale of the Home Care/Medical Staffing business for the last several quarters.  Based on these discussions and on the near-term cash flow projections, management determined that a complete impairment of the goodwill and acquired intangible assets was appropriate.  As such, the Company recognized $1,076,000 and $6,710,000 of goodwill and intangible asset impairment, respectively.

Interest Expense and Income

The following table summarizes interest expense and income for the three month periods ended December 31, (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$951	$875	$76	8.7%
Interest income	(1)	(3)	2	-66.7%
	$950	$872	$78	8.9%

Interest expense for fiscal third quarter 2012 was $951,000, which represents a $76,000, or 8.7%, increase compared to the prior year quarter expense of $875,000.  Total interest expense includes the amortization of deferred financing costs of $52,000 for both fiscal third quarter 2012 and 2011.  Additionally, interest expense includes non-cash interest of $736,000 and $667,000 that was added to the principal balance of the outstanding debt for fiscal third quarter 2012 and 2011, respectively.  The increase was primarily due to the increase in the amounts due to Comerica Bank under the line of credit agreement as well as the additional amount due to unsecured lenders as the quarterly interest expense was added to the principal balance of the outstanding debt.

Change in Fair Value of Warrant Liability

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings.  The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms.  To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations.  The total gain on the change in fair value of the warrant liability was $14,000 and $541,000 during fiscal third quarter 2012 and 2011, respectively, was primarily due to the changes in our stock price.

Income Taxes

Income tax expense was $19,000 for the three month period ended December 31, 2011 compared to $30,000 for the same period a year ago.
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

Earnings (Loss) from Discontinued Operations

The components of the earnings/(loss) from discontinued operations by segment are presented below (in thousands):

	Three Month Period Ended December 31, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$4,316	$4,316
Cost of revenue	-	3,764	3,764
Gross profit	-	552	552

Selling, general and administrative	-	1,203	1,203
Depreciation and amortization	-	71	71
Total operating expenses	-	1,274	1,274

Interest expense	-	78	78

Loss from operations	-	(800)	(800)
Net gain on disposal	114	-	114

Earnings (loss) from discontinued operations	$114	$(800)	$(686)

	Three Month Period Ended December 31, 2010
	Services	Pharmacy	Catalog	Total

Revenues, net	$-	$5,033	$-	$5,033
Cost of revenue	-	4,219	-	4,219
Gross profit	-	814	-	814

Selling, general and administrative	7	2,177	29	2,213
Depreciation and amortization	-	80	-	80
Total operating expenses	7	2,257	29	2,293

Interest expense	-	131	-	131

Loss from operations	(7)	(1,574)	(29)	(1,610)
Net gain (loss) on disposal	292	-	(64)	228

Earnings (loss) from discontinued operations	$285	$(1,574)	$(93)	$(1,382)

Pharmacy Segment

On December 6, 2011, the Company executed an Asset Purchase Agreement with Medication Adherence Solutions, LLC to sell substantially all of the assets of its Pharmacy segment, which transaction was closed on February 17, 2012.  See the discussion of the sale of the Pharmacy segment in “Note 3 – Discontinued Operations”.

In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company was to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $759,000 in total earn out payments.  During the nine month period ended December 31, 2011, the Company received the remaining $841,000 in earn out payments.  Due to the uncertainty about the ultimate collectability, the potential earn out payments were not originally recorded as receivables at the time of the transaction.  All earn out payments were recorded as additional gain on the transaction.

HHE Segment

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000.  In May 2010, the Company received the final payment of $155,000.  This payment was recognized as an additional gain on the sale during the nine month period ended December 31, 2010.

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business.  Total proceeds were $4,000,000, less fees of $150,000.  $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations.  Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the Company received a final settlement payment of $500,000 to resolve these claims.  This payment was recognized as an additional gain on the sale during the nine month period ended December 31, 2010.

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

Nine Month Period Ended December 31, 2011 Compared to the Nine Month Period Ended December 31, 2010

Results of Continuing Operations (in thousands, except per share amounts)

	Nine Month Period
	Ended December 31,
	2011	2010
Revenues, net	$61,504	$62,434
Cost of revenues	43,291	43,646
Gross profit	18,213	18,788

Selling, general and administrative	20,819	21,350
Depreciation and amortization	542	752
Goodwill and intangible asset impairment	7,786	-
Total operating expenses	29,147	22,102

Operating loss	(10,934)	(3,314)

Other expenses:
Interest expense, net	2,762	2,497
Change in fair value of warrant liability	(271)	(678)
Total other expenses	2,491	1,819

Net loss before income tax expense	(13,425)	(5,133)
Income tax expense	60	102
Net loss from continuing operations	$(13,485)	$(5,235)
Weighted average number of shares — basic and diluted	193,303	180,627
Net loss from continuing operations per share — basic and diluted	$(0.07)	$(0.03)

Revenues, Cost of Revenues and Gross Profits

The following table summarizes revenues by type for the nine month periods ended December 31, (in thousands):

	2011	% of Total Revenue	2010	% of Total Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)

Home care	$51,946	84.5%	$50,189	80.5%	$1,757	3.5%
Per diem medical staffing	8,654	14.0%	8,142	13.0%	512	6.3%
Travel staffing	904	1.5%	4,103	6.5%	(3,199)	-78.0%
	$61,504	100.0%	$62,434	100.0%	$(930)	-1.5%

Revenue comes from two business lines, Home Care and Medical Staffing.  Medical Staffing consists of both per diem staffing as well as travel nursing and allied health staffing.

For the nine month period ended December 31, 2011, Home Care revenue as a percentage of total revenue increased to 84.5% as compared with 80.5% for the prior year period.  Home Care revenues increased by $1,757,000, or 3.5%, to $51,946,000 from $50,189,000 compared to the prior year period.

Total Medical Staffing revenue declined 21.9% compared to the prior nine month period to $9,558,000 from $12,245,000.  Per diem medical staffing increased 6.3% over the prior year period, while travel nursing and allied health medical staffing decreased 78.0% over the prior year period.  While overall demand for temporary medical staffing remains depressed driven by low patient censuses, the return of retired or part-time staff to full time status and the increases in overtime accepted by permanent staff at many facilities, there has been some improvement in demand for temporary medical staffing.  In February 2011, the Company was notified that it was not awarded a new contract to provide travel nurses to the North Carolina Department of Corrections, which accounted for approximately $4,100,000 in revenue during fiscal 2011, because of lower price proposals received from other vendors.  The Company’s appeal of this decision was denied on June 3, 2011.

The business operates independently and through a network of affiliated agencies (“Affiliates”) throughout the United States.  These affiliated agencies are independently-owned, owner-managed businesses, which have been contracted by the Company to sell services under the Arcadia name.  The affiliated agency’s commission is based on a percentage of gross profit (see additional discussion in the “Selling, General and Administrative” section).  Revenue generated from the Affiliate locations was $38,756,000 for the nine month period ended December 31, 2011 compared to $41,256,000 for the prior year period.  This $2,500,000, or 6.1%, decrease in revenue was primarily driven by the conversion of the travel staffing Affiliate to a Company Owned location in April 2011.  The Company-Owned locations revenue increased 7.4% to $22,748,000 during the nine month period ended December 31, 2011 compared to the prior year period.  The Affiliate locations accounted for 63.0% of total revenue during the nine month period ended December 31, 2011, and this percentage is down from 66.1% for the prior year period.

Gross margin was 29.6% for the nine month period ended December 31, 2011, which represents a slight decrease from 30.1% for the prior year period.  Gross margin was positively affected by the shift in mix towards higher margin Home Care business.  However, this improvement was offset by reimbursement rate reductions in certain state Medicaid programs, an increase in workers compensation costs effective with the new insurance policy period beginning in October 2011, higher unemployment taxes and certain one-time costs.

Selling, General and Administrative

Total selling, general and administrative expense decreased by $531,000, or 2.5%, to $20,819,000 during the nine month period ended December 31, 2011 compared to the prior year period.  The net decrease was primarily driven by decreases in equity compensation and Affiliate commissions offset by the $623,000 legal settlement recognized during the fiscal second quarter and certain professional fees associated with this dispute and with restructuring efforts.  Equity compensation continues to decrease as stock option and restricted stock grants made in prior periods at higher values become fully vested.  The decrease in Affiliate commissions was consistent with the decrease in revenue generated by the Affiliate locations (see revenue discussion above).

Depreciation and Amortization

The following table summarizes depreciation and amortization expense for the nine month periods ended December 31, (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Depreciation and amortization of property and equipment	$154	$323	$(169)	-52.3%
Amortization of acquired intangible assets	388	429	(41)	-9.6%
Depreciation and amortization	$542	$752	$(210)	-27.9%

Depreciation and amortization of property and equipment decreased by $169,000, or 52.3%, during the nine month period ended December 31, 2011 compared to the prior year period. The decrease was due to certain computer equipment and software becoming fully-depreciated over the last several quarters.

Amortization of acquired intangible assets decreased by $41,000, or 9.6%, during the nine month period ended December 31, 2011 compared to the prior year period.  The decrease reflects a decrease in the amortization expense associated with customer relationships.  The amortization expense is adjusted annually and attempts to match the expense to the economic benefit generated by the specific intangible asset.

Goodwill and Intangible Asset Impairment

The following table summarizes the goodwill and intangible asset impairment expense for the nine month periods ended December 31, (in thousands):

	2011	2010
Goodwill impairment	$1,076	$-
Trade name impairment	5,518	$-
Customer relationships impairment	1,192	-
	$7,786	$-

In accordance with our policy, the Company performs its annual goodwill impairment review during the fiscal fourth quarter.  Management tests for goodwill impairment between annual impairment assessments if events occur or circumstances change that would more likely than not reduce the fair value of the business below its carrying amount.  Examples of such events or circumstances include, but are not limited to, the following: (i) a significant adverse change in business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; or (iv) a decline in the market capitalization below net book value.  Additionally, the Company reviews its amortizable long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Based on the decline in the Company’s market capitalization and the near term cash flow projections, management determined that it was appropriate to perform an impairment assessment of goodwill and the amortizable intangible assets as of December 31, 2011.  Management has been in discussions with various parties regarding the possible sale of the Home Care/Medical Staffing business for the last several quarters.  Based on these discussions and on the near-term cash flow projections, management determined that a complete impairment of the goodwill and acquired intangible assets was appropriate.  As such, the Company recognized $1,076,000 and $6,710,000 of goodwill and intangible asset impairment, respectively.

Interest Expense and Income

The following table summarizes interest expense and income for the nine-month periods ended December 31, (in thousands):

	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$2,765	$2,504	$261	10.4%
Interest income	(3)	(7)	4	-57.1%
	$2,762	$2,497	$265	10.6%

Interest expense for the nine month period ended December 31, 2011 was $2,765,000, which represents a $261,000, or 10.4%, increase compared to the prior year period expense of $2,504,000.  Total interest expense includes the amortization of deferred financing costs of $156,000 for both the nine month periods ended December 31, 2011 and 2010.  Additionally, interest expense includes non-cash interest of $2,148,000 and $1,946,000 that was added to the principal balance of the outstanding debt for nine month periods ended December 31, 2011 and 2010, respectively. The increase was primarily due to the increase in the amounts due to Comerica Bank under the line of credit agreement executed in April 2010 as well as the additional amount due to unsecured lenders as the quarterly interest expense was added to the principal balance of the outstanding debt.

Change in Fair Value of Warrant Liability

The 7,135,713 warrants issued in November 2009 in conjunction with the equity financing transaction and an additional 500,000 warrants issued in conjunction with the H.D. Smith debt financing are recorded as a liability at fair value with subsequent changes in fair value recorded in earnings.  The fair value of the warrants is determined using the Black-Scholes pricing model and is affected by changes in inputs to that model, including: our stock price, expected stock price volatility, and contractual terms.  To the extent that the fair value of the warrant liability increases or decreases, the Company records a loss or gain in the statement of operations.  The total gain on the change in fair value of the warrant liability was $271,000 and $678,000 during the nine month periods ended December 31, 2011 and 2010, respectively, was primarily due to the changes in our stock price.

Income Taxes

Income tax expense was $60,000 for the nine month period ended December 31, 2011 compared to $102,000 for the same period a year ago.

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

Earnings (Loss) from Discontinued Operations

The following table summarizes the components of the earnings (loss) from discontinued operations for the nine month period ended December 31, (in thousands):

	Nine Month Period Ended December 31, 2011
	Services	Pharmacy	Total

Revenues, net	$-	$13,249	$13,249
Cost of revenue	-	11,475	11,475
Gross profit	-	1,774	1,774

Selling, general and administrative	-	4,337	4,337
Depreciation and amortization	-	212	212
Total operating expenses	-	4,549	4,549

Interest expense	-	343	343

Loss from operations	-	(3,118)	(3,118)
Net gain on disposal	841	-	841

Earnings (loss) from discontinued operations	$841	$(3,118)	$(2,277)

	Nine Month Period Ended December 31, 2010
	Services	Pharmacy	HHE	Catalog	Total

Revenues, net	$-	$14,998	$-	$660	$15,658
Cost of revenue	-	12,759	-	397	13,156
Gross profit	-	2,239	-	263	2,502

Selling, general and administrative	7	6,868	-	374	7,249
Depreciation and amortization	-	217	-	-	217
Total operating expenses	7	7,085	-	374	7,466

Interest expense	-	330	-	-	330

Loss from operations	(7)	(5,176)	-	(111)	(5,294)
Net gain (loss) on disposal	683	-	655	(64)	1,274

Earnings (loss) from discontinued operations	$676	$(5,176)	$655	$(175)	$(4,020)

Pharmacy Segment

On December 6, 2011, the Company executed an Asset Purchase Agreement with Medication Adherence Solutions, LLC to sell substantially all of the assets of its Pharmacy segment, which transaction was closed on February 17, 2012.  See the discussion of the sale of the Pharmacy segment in “Note 3 – Discontinued Operations”.

In March 2011, the Company ceased the majority of its operations at its Minnesota pharmacy and began reflecting the ceased operations as discontinued operations in the consolidated financial statements.  A portion of the business and the majority of the Minnesota assets were transferred to the Indianapolis, Indiana pharmacy location.  The cost to close the Minnesota facility was immaterial.

Services Segment

On May 29, 2009, the Company finalized the sale of substantially all of the assets of its industrial and non-medical staffing business, which had been part of the Services segment, for cash proceeds of $250,000, which were paid in five equal installments through September 2009.  Additionally, the Company was to receive 50% of the future earnings of the business until the total payments equal $1,600,000.  During fiscal 2011 and 2010, the Company received $759,000 in total earn out payments.  During the nine month period ended December 31, 2011, the Company received the remaining $841,000 in earn out payments.  Due to the uncertainty about the ultimate collectability, the potential earn out payments were not originally recorded as receivables at the time of the transaction.  All earn out payments were recorded as additional gain on the transaction.

HHE Segment

On May 18, 2009, the Company completed the sale of its ownership interest in Lovell Medical Supply, Inc., Beacon Respiratory Services of Georgia, Inc., and Trinity Healthcare of Winston-Salem, Inc. to Aerocare Holdings, Inc. for total proceeds of $4,750,000, less fees of $150,000.  In May 2010, the Company received the final payment of $155,000.  This payment was recognized as an additional gain on the sale during the nine month period ended December 31, 2010.

On May 19, 2009, the Company entered into an Asset Purchase Agreement with Braden Partners, L.P. to sell the assets of its Midwest region of the Company’s HHE business.  Total proceeds were $4,000,000, less fees of $150,000.  $1,000,000 of the purchase price was held by the buyer to cover the Company’s contingent obligations.  Subsequent to the transaction date, the buyer made certain claims, and in June 2010, the buyer and the Company received a final settlement payment of $500,000 to resolve these claims.  This payment was recognized as an additional gain on the sale during the nine month period ended December 31, 2010.

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

Liquidity and Capital Resources

On February 17, 2012, the Company sold substantially all of the assets of its Pharmacy segment to Medication Adherence Solutions, LLC (“MAS”), a subsidiary of The Walgreen Co.  The cash proceeds of $2.0 million were paid by MAS directly to H.D. Smith Wholesale Drug Co. (“H.D. Smith”) pursuant to the terms of the Secured Creditor Assignment and Release Agreement dated as of December 6, 2011 (the “Secured Creditor Agreement”).  In addition, MAS assumed or paid at closing trade payables of the Pharmacy segment of approximately $1.5 million.  The Company received no cash proceeds from this transaction.  For a further description of the terms of the sale of the Pharmacy segment assets, see “Note 3 – Discontinued Operations”.

As a result of this transaction, the Company no longer operates the Pharmacy segment as of February 17, 2012.  The Pharmacy segment was previously reported as a discontinued operation.

The Company’s sole remaining line of business is its Services segment, which consists of its Home Care and Medical Staffing business.  The Company’s Board of Directors continues to consider options with respect to the Services segment.  The costs associated with being a public company are significant, and the Company is likely to have negative cash flow in the near term with no immediate access to additional equity or debt funding.

In addition, the Company has approximately $40.0 million in debt that matures April 1, 2012, which as of December 31, 2011 included approximately $9.5 million due to Comerica Bank under the line of credit agreement (the “Comerica Credit Line”) that funds the operations of the Services segment (the “Comerica Debt”) and approximately $30.5 million in unsecured promissory notes of Arcadia Resources, Inc. (“the ARI Debt”).   The Company does not anticipate that it will be able to repay or refinance the ARI Debt at maturity and, therefore, the holders of the ARI Debt may declare the debt to be in default.  For a further description of the outstanding debt of the Company, see “Note 7 – Long Term Obligations”.

As a result of the above, the Company is continuing to pursue the sale of the Services business and is in on-going discussions with several parties regarding the potential sale.

While the Services segment is not in compliance with certain covenants under the Comerica Credit Line, the Comerica Debt has not been accelerated and Comerica continues to provide funding for Services segment operations.  The Company anticipates that Comerica will continue to provide funding to the Services segment until the business is sold.  However, at any time Comerica has the right to accelerate the maturity of the Comerica Debt and declare the outstanding principal amount to be immediately due and payable.  In addition, the indebtedness under the Comerica Credit Line matures and becomes due and payable on April 1, 2012.  For a further description of the status of the Comerica Credit Line, see “Note 6 – Line of Credit”.

If the Services segment is sold, the Company anticipates that the Comerica Debt will be assumed by the purchaser of the Services segment or repaid by the purchaser at closing.  While the Company may realize sale proceeds in excess of the Comerica Debt from the sale of the Services segment, such proceeds are not expected to be sufficient to repay or refinance the ARI Debt.  In such event, the Company would no longer have any operating businesses, would not be a going concern, and its liabilities would substantially exceed its tangible assets.

If the Services segment is not sold, the Company will need to renegotiate and extend the maturity of the Comerica Debt and the ARI Debt.  There can be no assurances that the Company would be able to renegotiate and extend the maturity of this debt.  Moreover, the Company would need to significantly improve its cash flow through increased revenue, additional cost reductions and operational improvements.

For these reasons, investors are strongly discouraged from trading in the Company’s common stock because it is highly unlikely that there is any equity value related to the common shares.

The following summarizes the Company’s cash flows for the nine month periods ended December 31, (in thousands):

	2011	2010
Net cash used in operating activities	$(5,814)	$(10,500)
Net cash provided by investing activities	1,372	229
Net cash provided by financing activities	2,306	8,623
Net change in cash and cash equivalents	(2,136)	(1,648)
Cash and cash equivalents, end of period	-	3,796
Availability under line of credit agreements	$-	$609

At December 31, 2011, the Company had no cash or line of credit availability as compared to $4,405,000 at December 31, 2010. The maximum amount available under the line of credit agreement depends on the amount of eligible accounts receivable at any point in time, and the availability under the line of credit fluctuates based on working capital needs.  As the Company continues to use cash, the availability continues to decline.  Management is working closely with Comerica Bank to fund daily operations.

Net cash used in operating activities was $5,814,000 for the nine month period ended December 31, 2011 compared to $10,500,000 for the same period of the prior year, which represents a change of $4,686,000.  The majority of this change was driven by changes in working capital.  The net change in operating assets and liabilities for the current period was negative $812,000 compared to negative $4,284,000 in the prior year period, which represents a difference of $3,472,000.

Cash provided by investing activities was $1,372,000 for the nine month period ended December 31, 2011.  This included the release of $1,000,000 of cash that was previously restricted per the Company’s agreements with Comerica Bank as well as $841,000 of additional cash payments received relating to prior year business divestitures.  These proceeds were offset by $371,000 in cash payments for business acquisitions, primarily the Bestaff acquisition, and $98,000 in capital expenditures.

Cash provided by financing activities was $2,306,000 for the nine month period ended December 31, 2011.  Cash provided by financing activities was $8,623,000 for the nine month period ended December 31, 2010.  During the first nine months of fiscal 2012, the Company drew $2,326,000 from the Comerica line of credit, and paid $20,000 on capital lease obligations.  During the first nine months of fiscal 2011, the Company drew $4,500,000 from the HD Smith line of credit, which was originally entered into in April 2010, and $447,000 from the Comerica Bank line of credit.  Additionally, the Company generated $4,476,000 of cash through the sale of common stock, net of $536,000 of cash fees.  During this same period, the Company paid off a note payable due to AmerisourceBergen Drug Corporation of $750,000 as well as $52,000 in various capital lease obligations.

As of December 31, 2011, the Company had the following debt obligations:

Lender	Description	Maturity	Balance

JANA Master Fund, Ltd.	note payable	April 1, 2012	$20,905
Vicis Capital Master Fund	note payable	April 1, 2012	7,735
Comerica Bank (Home Care/Medical Staffing segment)	line of credit	April 1, 2012	9,456
HD Smith, net of unamortized debt discount (Pharmacy segment)	line of credit	April 23, 2013	4,521
LSP Partners, LP	note payable	April 1, 2012	1,315
BestCare Travel Staffing, LLC	note payable	April 1, 2012	593
Various	capital leases	various	6
Total			$44,531

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

On a monthly basis, the Company submits Arcadia Services, Inc. (“ASI”) financial information to Comerica.  On September 13, 2011, ASI and its wholly-owned subsidiaries (“Services Borrowers”) received a letter from Comerica stating that the Services Borrowers failed to comply with certain covenants under the credit agreement because as of July 31, 2011, ASI failed to be in compliance with the subordinated debt covenant. Because of the events described in the notice letter, Comerica informed the Services Borrowers that Comerica has no obligation to make further advances under the credit facility and that future advances shall be subject to the sole discretion of Comerica.  Comerica has not sought to accelerate the repayment of the indebtedness or to foreclose on any security interests.    While Comerica continues to make advances under the credit facility and the Company expects that advances will continue to be made, there can be no assurances that Comerica will exercise its discretion to make further advances or that Comerica will not accelerate the repayment of the indebtedness.  Should Comerica not continue to provide advances under the credit facility, the Company would not have access to the funds needed to operate the Services business.  In such event, the Company would be forced to consider alternative sources of liquidity to operate the business, which may require them to seek relief from a bankruptcy court or other reorganization proceeding to cause Comerica to provide access funds under the credit agreement.

As of December 31, 2011, the Services Borrowers were not in compliance with all three of its loan covenants.  See “Note 6 – Line of Credit” for a further discussion of the Comerica line of credit and non-compliance with covenants.

The Services Borrowers are presently in discussions with Comerica on the terms of a forbearance agreement related to the Comerica credit facility.  In the interim, Comerica continues to provide funding to ASI and to pay certain corporate expenses of the Company.  Comerica has released the $1,000,000 of restricted cash to fund the business operations.  The Company believes it will enter into a forbearance agreement with Comerica and continue to access the Comerica credit facility while pursuing the strategic alternatives for the business discussed previously in “Note 2 – Management’s Plan”.

On April 23, 2010, the Company executed a Line of Credit and Security Agreement with H.D. Smith Wholesale Drug Co. (“HD Smith”), its new primary supplier of pharmaceutical products.  Under terms of the agreement, PrairieStone was permitted to borrow up to $5,000,000, including amounts payable under normal product purchasing terms.  Beginning April 1, 2011, borrowings under the agreement were limited based upon a borrowing base of the assets of the Pharmacy business.  The debt accrues interest at the greater of 7% and the prime rate plus 3%.   Interest during the first 12 months of the agreement will be capitalized and then interest only payments are required from May 2011 through April 2012.    The debt is secured by all of the tangible and intangible assets of PrairieStone, a wholly-owned subsidiary of the Company that operates the Company’s Pharmacy segment.  The agreement includes certain financial covenants beginning in fiscal 2012.   In conjunction with the financing, the Company issued HD Smith warrants to purchase common stock, and the warrant terms are more fully described in “Note 8 – Stockholders’ Deficit”.

On September 29, 2011, the Company and PrairieStone received a letter from HD Smith indicating that PrairieStone was in default of its obligations under the HD Smith Credit Agreement.  HD Smith declared all principal and accrued interest to be immediately due and payable.  In lieu of exercising certain rights and remedies under the loan agreements, HD Smith, the Company and PrairieStone entered into a forbearance agreement dated October 6, 2011 (the "Forbearance Agreement").  During the Forbearance Period (as defined below), HD Smith agreed to forbear from exercising its rights under the HD Smith Credit Agreement for a limited period of time to permit the Company and PrairieStone to seek a purchaser for all of PrairieStone’s DailyMed business.  On December 6, 2011 and  simultaneous with the execution of the Asset Purchase Agreement more fully described in “Note 3 – Discontinued Operations”, the Company and PrairieStone entered into a Secured Creditor Assignment and Release Agreement (“Secured Creditor Agreement”) with HD Smith and Medication Adherence Solutions.  The Secured Creditor Agreement provided for HD Smith to receive the $2.0 million cash payment contemplated in the purchase agreement.  The Company received no cash proceeds from MAS as part of the transaction.  Additionally, H.D. Smith assigned to MAS its right to payment of all amounts due under the H.D. Smith Credit Line, less the $2.0 million cash payment (“Assigned Claims”).  MAS has agreed that it will not assert any claims or causes of action against PrairieStone or the Company to collect the Assigned Claims except under limited circumstances set forth in the Secured Creditor Agreement as set forth above in “Note 3 – Discontinued Operations”.

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

As of December 31, 2011, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Immediate Risk Factors Associated With Recent Events

The Company’s financial position, high levels of debt and anticipated proceeds from the disposition of its operating segments make it highly unlikely that the common shares have any value.

The Company continues to generate negative cash flows on a consolidated basis.  As of December 31, 2011, the Company has $44.5 million of outstanding debt, of which $40.0 million is due in or before April 2012. The Company has received a notice of default from its secured lender, Comerica Bank.  As described in “Note 2 – Management’s Plan”, the Company sold its Pharmacy segment operations effective February 17, 2012 and is exploring the possible sale of its Services business. The proceeds from the sale of the Pharmacy segment were paid directly to the secured lender and the Company received no cash proceeds to apply to other debt obligations.  If the Services segment is sold, we do not anticipate that the proceeds of such sale will to be sufficient to enable the Company to make any significant payments with respect to its unsecured debt.  Additionally, it is possible that issues of liquidity or other factors could cause the Company to file a petition for relief under the United States Bankruptcy Code or initiate other reorganization proceedings.

For these reasons, investors are strongly discouraged from trading in shares of the Company’s common stock because it is highly unlikely that there is any equity value related to the common shares.

The Company's sole source of present funding is its line of credit with Comerica Bank, which is currently in default. Comerica's failure to provide on-going funding in the near-term would significantly impair the Company's ability to continue as a going concern.

The Company had negative cash flow from operations of $5,814,000 for the nine month period ended December 31, 2011.  The Company continues to operate at a negative operating cash flow even after the sale of its Pharmacy segment.  The Company is focused on improving operating results, reducing cash expenses and limiting cash outflows while at the same time looking for additional opportunities to generate short-term cash liquidity.  Because the Company believes it has very limited access to traditional equity or debt markets, the Company’s alternatives for providing additional short-term liquidity are limited.

As of December 31, 2011, the Company had no available cash or line of credit under its revolving credit facility with Comerica Bank.  In light of the Services Borrowers’ non-compliance with certain covenants under the line of credit facility, the availability of the Comerica Bank line of credit to fund operations is subject to the discretion of Comerica Bank.

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

After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended March 31, 2011, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to the amount of debt maturing in the near term and our recurring losses from operations, both of which could limit our ability to raise additional cash. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company will need additional cash to fund operating activities during fiscal 2012.  As indicated above, the Company’s ability to obtain additional financing is limited and the Company is highly dependent upon continued financing from Comerica Bank.

Our indebtedness could adversely affect our financial condition and operations, prevent us from fulfilling our debt service obligations and adversely affect our ability to operate our business.

As of December 31, 2011, we have $44.5 million of outstanding debt, of which $40.0 million matures in or prior to April 2012.  As indicated above, the Company will not have the ability to pay off the debt maturing in April 2012 and it is highly unlikely that the Company will be able to refinance the debt.  Unless the holders of the unsecured debt and the Company enter into agreements to extend the maturity of the debt, it is likely that the holders of the debt will have the right to declare events of default with respect to such indebtedness.

Even if the Company could extend the maturity of its existing debt, our indebtedness could have important consequences, including, but not limited to:
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

•	Our ability to make investments or take other actions or borrow additional funds may be limited based on the financial and other restrictive covenants in our indebtedness.
•	The amount we are permitted to draw on our revolving credit facilities may be limited.
•	We may be forced to implement cost reductions, which could impact our product and service offerings.
•	We may be unable to successfully implement our growth strategy and spread our cost structure over a larger revenue base and ultimately become profitable.

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

Risk Factors Associated With Business Segment Operations

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

We compete in markets that are constantly changing, intensely competitive (given low barriers to entry), highly fragmented and subject to dynamic economic conditions. Increased competition is likely to result in price reductions, reduced gross margins, loss of customers, and loss of market share, any of which could adversely affect our net revenue and results of operations. Many of our competitors and potential competitors have more capital and marketing and technical resources than we do. These competitors and potential competitors include large drugstore chains, pharmacy benefits managers, on-line marketers, national wholesalers, and national and regional distributors. Further, the Company may face a significant competitive challenge from alliances entered into between and among its competitors, major HMO’s or chain drugstores, as well as from larger competitors created through industry consolidation. These potential competitors may be able to respond more quickly than we can to emerging market changes or changes in customer needs. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or clients. In addition, relatively few barriers to entry exist in local healthcare markets. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share.

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

Warrants to purchase approximately 9.7 million shares of our common stock were issued and outstanding as of December 31, 2011.  Options to purchase approximately 8.2 million shares of our common stock were issued and outstanding as of December 31, 2011.   The Arcadia Resources, Inc. 2006 Equity Incentive Plan (the “Plan”), as amended on October 14, 2009, allows for the granting of additional incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares up to 15 million shares (5.0% of our authorized shares of common stock as of the date the Plan was approved), of which the Company had available approximately 4.2 million shares as of December 31, 2011 for future grants.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On February 17, 2012, the Company and PrairieStone Pharmacy LLC (“PrairieStone”) completed the sale of substantially all of the assets of the Company’s Pharmacy segment to Medication Adherence Solutions, LLC (“MAS”) pursuant to the Asset Purchase Agreement dated December 6, 2011 by and between the Company, PrairieStone and MAS.  The APA was filed as an exhibit to the Company’s Form 8-K filed on December 6, 2011.  For a discussion of the terms of the transaction, see “Note 3 – Discontinued Operation” above.

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 20, 2012	By:	/s/ Marvin R. Richardson
Marvin R. Richardson
Chief Executive Officer
(Principal Executive Officer) and Director

February 20, 2012	By:	/s/ Matthew R. Middendorf
Matthew R. Middendorf
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following documents are filed as part of this report. Exhibits not required for this report have been omitted. The Company’s Commission file number is 000-32935.

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, incorporated by reference to Exhibit 2.01to the Registrant’s Current report on Form 8-K filed December 6, 2011.
10.1	Forbearance Agreement dated October 6, 2011, by and among PrairieStone Pharmacy, LLC, Arcadia Resources, Inc. and H.D. Smith Wholesale Drug Co.
10.2	Amendment 1 dated November 18, 2011 to the Forbearance Agreement dated October 6, 2011 by and among H. D. Smith Wholesale Drug Co., Arcadia Resources, Inc. and PrairieStone Pharmacy, LLC
10.3	Amendment 2 dated November 30, 2011 to the Forbearance Agreement dated October 6, 2011 by and among H. D. Smith Wholesale Drug Co., Arcadia Resources, Inc. and PrairieStone Pharmacy, LLC
10.4
Settlement Agreement and General Release dated November 8, 2011, by and among Plaintiff Ruth L. Douglas, individually and on behalf of others similarly situated, and Defendant Arcadia Health Services, Inc.

10.5
Secured Creditor Assignment and Release Agreement dated December 6, 2011, by and among H. D. Smith Wholesale Drug Co., Arcadia Resources, Inc., PrairieStone Pharmacy, LLC and Medication Adherence Solutions, LLC

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